Form 10-Q
period 2009-09-30
LORAN CONNECTION CORP
filed 2010-08-27
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-159517

LORAN CONNECTION CORP

(Exact name of registrant as specified in its charter)

Nevada	7380	26-3106763
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

190 Dzerjinskogo St., Ovidiopol

Odesska obl., 67801, Ukraine

 (Address of principal executive offices)

38 (048) 5131902
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Page | 1

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 27, 2010
Common Stock, $0.001	4,790,000

Page | 2

LORAN CONNECTION CORP

Form 10-Q

Page | 3

LORAN CONNECTION CORP (A Development Stage Company) Condensed Interim Balance Sheets
(Unaudited)
Assets
	September 30,	March 31,
	2009	2009

Current Assets
Cash	$6,248	$21,662
Total Current Assets	6,248	21,662

Total Assets	$6,248	$21,662
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$144	$-
Loan from Director	9,200	1,100
Total Current Liabilities	9,344	1,100
Total Liabilities	$9,344	$1,100

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,790,000 shares issued and outstanding	4,790	4,790
Additional paid-in-capital	17,010	17,010
Deficit accumulated during the development stage	(24,896)	(1,238)
Total stockholders’ equity (deficit)	(3,096)	20,562
Total liabilities and stockholders’ equity (deficit)	$6,248	$21,662

The accompanying notes are an integral part of these financial statements.

Page | 4

LORAN CONNECTION CORP (A Development Stage Company) Condensed Interim Statements of Operations (Unaudited)

	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009	From Inception on July 25, 2008 to September 30, 2008	From Inception on July 25, 2008 to September 30, 2009
Expenses
General and Administrative Expenses	$ 5,160	$ 23,657	$ 800	$ 24,896
Net (loss) from Operation before Taxes	(5,160)	(23,657)	(800)	(24,896)
Provision for Income Taxes	0	0	0	0
Net (loss)	$ (5,160)	$ (23,657)	$ (800)	$ (24,896)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,790,000	4,790,000

The accompanying notes are an integral part of these financial statements.

Page | 5

LORAN CONNECTION CORP (A Development Stage Company) Condensed Interim Statements of Cash Flows (Unaudited)
	Six Months Ended September 30, 2009	From Inception on July 25, 2008 to September 30, 2008	From Inception on July 25, 2008 to September 30, 2009
Operating Activities
Net (loss)	$(23,657)	$(800)	$(24,896)
Accounts payables and accrued liabilities	144	-	144
Net cash (used) for operating activities	(23,513)	(800)	(24,752)

Financing Activities
Loans from Director	8,100	1,100	9,200
Sale of common stock	-	-	21,800
Net cash provided by financing activities	8,100	1,100	31,000

Net increase (decrease) in cash and equivalents	(15,413)	300	6,248

Cash and equivalents at beginning of the period	21,662	-	-
Cash and equivalents at end of the period	$6,248	$300	$6,248

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page | 6

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2009

(Unaudited)

1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Loran Communication Corp. (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2009 is not necessarily indicative of the operating results for the full year.

LORAN CONNECTION CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through September 30, 2009 the Company has accumulated losses of $24,896.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,896 as of September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

  c) Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

 d) Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results could differ from those estimates.

  e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

 f) Financial Instruments

The carrying value of the Company's  financial  instruments  approximates their fair value because of the short maturity of these instruments.

Page | 7

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2009

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 g) Stock-based Compensation

In September, 2009 the FASB issued ASC-718, “Stock Compensation”, which replaced SFAS No. 123R, which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. ASC-718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under ASC-718, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

 h) Income Taxes

 Income taxes are accounted for under the liability method. Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

 i) Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

j) Fiscal Periods

The Company's fiscal year end is March 31.

k) Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On November 28, 2008, the Company issued 900,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $900.

On December 4,  2008, the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,000.

During the period December 10, 2008 to March 19, 2009, the Company issued 1,890,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $18,900.

During the period July 25, 2008  (inception)  to March 31, 2009, the Company  sold  a  total of 4,790,000 shares of common stock  for  total  cash proceeds  of  $21,800.

Page | 8

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2009

(Unaudited)

4. INCOME TAXES

 As of September 30, 2009, the Company had net operating loss carry forwards of approximately $24,896 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

The following loans were made by a Director of the Company:

On July 25, 2008 the Company received a loan for $1,100.

On July 13, 2009 the Company received a loan for $100.

On July 31, 2009 the Company received a loan for $1,500.

On August 4, 2009 the Company received a loan for $2,500.

On September 21, 2009 the Company received a loan for $4,000.

As of September 30, 2009 total loan amount was $9,200. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENT

The Company has evaluated subsequent events from September 30, 2009 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Page | 9

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

LORAN CONNECTION CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  Our registration statement was filed with the Securities and Exchange Commission on May 28, 2009 and was declared effective on October 28, 2009.

 We are in the business of organizing of individual and group tourism as well as business support in Ukraine.  Our services include:  reception, transportation, translating, organizing tourist trips, and business support. Our revenue will be earned from the fee for our services from our clients.  We may also receive commissions from tourist companies to which we will refer our potential guests.

CURRENT BUSINESS OPERATIONS

We intend to operate in the business of providing a variety of services in the area of individual and group tourism and business support in Ukraine.  Our services will be offered in major cities of Ukraine, such as Kiev, Odessa, Kharkov and Lvov.

We are currently developing a website (http://www.lorantour.com/) which will include a photo gallery, pricing and detailed description of our services.  The website  will  allow  our  clients  to review  our  services  and  place  travel reservations  online.  The website will contain links to the tourist companies that we will enter into strategic alliances with. To date, the only operations we have engaged in are the development of a business plan, purchasing of online advertising, and the registration of the domain name for our new website.

Page | 10

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended September 30, 2009 Compared to the period from Inception (July 25, 2008) to September 30, 2009

Our net loss for the six month period ended September 30, 2009 was $23,657 compared to a net loss of $24,896 during the period from inception ( July 25, 2008) to September 30, 2009. During the six month period ended September 30, 2009, we did not generate any revenue.

During the six month period ended September 30, 2009, we incurred general and administrative expenses of $23,657 compared to $24,896 incurred during the period from inception (July 25, 2008) to September 30, 2009. General and administrative expenses incurred during the six month period ended September 30, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,790,000 for the six month period ended September 30, 2009.

Three Month Period Ended September 30, 2009 Compared to the period from Inception (July 25, 2008) to September 30, 2008

Our net loss for the three month period ended September 30, 2009 was $5,160 compared to a net loss of $800 during the period from inception ( July 25, 2008) to September 30, 2008. During the three month period ended September 30, 2009, we did not generate any revenue.

During the three month period ended September 30, 2009, we incurred general and administrative expenses of $5,160 compared to $800 incurred during the period from inception ( July 25, 2008) to September 30, 2008. General and administrative expenses incurred during the three month period ended September 30, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,790,000 for the three month period ended September 30, 2009.

Page | 11

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2009

As at September 30, 2009, our current assets were $6,248 compared to $21,662 in current assets at March 31, 2009. As at September 30, 2009, our current liabilities were $9,344. Current liabilities were comprised of $9,200 in loan from director and $144 in accounts payables and accrued liabilities.

Stockholders’ equity decreased from $20,562 as of March 31, 2009 to ($3,096) as of September 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2009, net cash flows used in operating activities was ($23,513) consisting of a net loss of ($23,657) and accounts payables and accrued liabilities of $144. Net cash flows used in operating activities was ($24,752) for the period from inception (July 25, 2008) to September 30, 2009.

Page | 12

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended September 30, 2009, net cash flows from financing activities was $8,100 consisting entirely of $8,100 in loan from director. For the period from inception (July 25, 2008) to September 30, 2009, net cash provided by financing activities was $31,000 received from proceeds from issuance of common stock and loan from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Page | 13

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page | 14

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

Page | 15

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAN CONNECTION CORP
Dated: August 27, 2010	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer

Page | 16