Form 10-Q
period 2009-12-31
LORAN CONNECTION CORP
filed 2010-08-27
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2009

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

LORAN CONNECTION CORP

Form 10-Q

LORAN CONNECTION CORP (A Development Stage Company) Condensed Interim Balance Sheets
(Unaudited)
Assets
	December 31,	March 31,
	2009	2009

Current Assets
Cash	$5,081	$21,662
Total Current Assets	5,081	21,662

Total Assets	$5,081	$21,662
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$-	$-
Loan from Director	9,200	1,100
Total Current Liabilities	9,200	1,100
Total Liabilities	$9,200	$1,100

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,790,000 shares issued and outstanding	4,790	4,790
Additional paid-in-capital	17,010	17,010
Deficit accumulated during the development stage	(25,919)	(1,238)
Total stockholders’ equity (deficit)	(4,119)	20,562
Total liabilities and stockholders’ equity (deficit)	$5,081	$21,662

The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Condensed Interim Statements of Operations (Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2009	From Inception on July 25, 2008 to December 31, 2008	From Inception on July 25, 2008 to December 31, 2009
Expenses
General and Administrative Expenses	$ 1,578	$ 279	$ 24,681	$ 1,079	$ 25,919
Net (loss) from Operation before Taxes	(1,578)	(279)	(24,681)	(1,079)	(25,919)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$ (1,578)	$ (279)	$ (24,681)	$ (1,079)	$ (25,919)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,790,000	592,438	4,790,000	594,438

The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Condensed Interim Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2009	From Inception on July 25, 2008 to December 31, 2008	From Inception On July 25, 2008 to December 31, 2009
Operating Activities
Net (loss)	$(24,681)	$(1,079)	$(25,919)
Accounts payables and accrued liabilities	-	-	-
Net cash (used) for operating activities	(24,681)	(1,079)	(25,919)

Financing Activities
Loans from Director	8,100	1,100	9,200
Sale of common stock	-	8,500	21,800
Net cash provided by financing activities	8,100	9,600	31,000

Net increase (decrease) in cash and equivalents	(16,581)	8,521	5,081

Cash and equivalents at beginning of the period	21,662	-	-
Cash and equivalents at end of the period	$5,081	$8,521	$5,081

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Condensed Interim Financial Statements

December 31, 2009

(Unaudited)

1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Loran Communication Corp. (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements.  The results of operations for the period ended December 31, 2009 is not necessarily indicative of the operating results for the full year.

LORAN CONNECTION CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through December 31, 2009 the Company has accumulated losses of $25,919.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $25,919 as of December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

December 31, 2009

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

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Condensed Interim Financial Statements

December 31, 2009

(Unaudited)

4. INCOME TAXES

 As of December 31, 2009, the Company had net operating loss carry forwards of approximately $25,919 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

The following loans were made by a Director of the Company:

On July 25, 2008 the Company received a loan for $1,100.

On July 13, 2009 the Company received a loan for $100.

On July 31, 2009 the Company received a loan for $1,500.

On August 4, 2009 the Company received a loan for $2,500.

On September 21, 2009 the Company received a loan for $4,000.

As of December 31, 2009 total loan amount was $9,200. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENT

The Company has evaluated subsequent events from December 31, 2009 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Nine Month Period Ended December 31, 2009 Compared to the period from Inception (July 25, 2008) to December 31, 2009

Our net loss for the nine month period ended December 31, 2009 was $24,681 compared to a net loss of $25,919 during the period from inception ( July 25, 2008) to December 31, 2009. During the nine month period ended December 31, 2009, we did not generate any revenue.

During the nine month period ended December 31, 2009, we incurred general and administrative expenses of $24,681 compared to $25,919 incurred during the period from inception (July 25, 2008) to December 31, 2009. General and administrative expenses incurred during the nine month period ended December 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,790,000 for the nine month period ended December 31, 2009.

Three Month Period Ended December 31, 2009 Compared to the Three Month Period Ended December 31, 2008

Our net loss for the three month period ended December 31, 2009 was $1,578 compared to a net loss of $279 during the  three month period ended December 31, 2008. During the three month period ended December 31, 2009, we did not generate any revenue.

During the three month period ended December 31, 2009, we incurred general and administrative expenses of $1,578 compared to $279 incurred during the three month period ended December 31, 2008. General and administrative expenses incurred during the three month period ended December 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,790,000 for the three month period ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended December 31, 2009

As at December 31, 2009, our current assets were $5,081 compared to $21,662 in current assets at March 31, 2009. As at December 31, 2009, our current liabilities were $9,200. Current liabilities were comprised entirely of $9,200 in loan from director.

Stockholders’ equity decreased from $20,562 as of March 31, 2009 to ($4,119) as of December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2009, net cash flows used in operating activities was ($24,681) consisting of a net loss of ($24,681). Net cash flows used in operating activities was ($25,919) for the period from inception (July 25, 2008) to December 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended December 31, 2009, net cash flows from financing activities was $8,100 consisting entirely of $8,100 in loan from director. For the period from inception (July 25, 2008) to December 31, 2009, net cash provided by financing activities was $31,000 received from proceeds from issuance of common stock and loan from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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