Form 10-K
period 2010-03-31
LORAN CONNECTION CORP
filed 2010-10-13
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-159517

LORAN CONNECTION CORP

(Exact name of registrant as specified in its charter)

Nevada	7380	26-3106763
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

190 Dzerjinskogo St., Ovidiopol

Odesska obl., 67801, Ukraine

38 (048) 5131902

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X ]

As of October 12, 2010, the registrant had 4,790,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 12, 2010.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Loran" mean Loran Connection Corp, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

LORAN CONNECTION CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  Our registration statement was originally filed with the Securities and Exchange Commission on May 28, 2009 and was declared effective on October 28, 2009.

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

We intend to provide the following services in the area of individual and group tourism and business support in Ukraine:

- Reception and support services (Any visa support needed;  Arrangement of a qualified interpreter);

- Transportation and driver services;

- Excursions and tourist activities;

- Apartment for rent in Odessa and other cities;

- Entertainment and other services;

- Business support (Search and background check of potential business partners; Assistance

in  search,   interviewing   and  selection  of  qualified employees;  Assistance of office or warehouse set up).

Our services will be offered in major cities of Ukraine, such as Kiev, Odessa, Kharkov and Lvov.

TRANSPORTATION & DRIVER SERVICES

If we are able to proceed  with our  business we will  provide our clients  with English  speaking  drivers to drive  them from point of arrival to their  hotel. Driver  service  will also be arranged to and from  various  tours and points of interest  at the  client's  request.  We will also  assist  in  renting a car in Ukraine if clients wish to drive themselves.

EXCURSIONS AND TOURIST ACTIVITIES

If we are able to proceed  with our  business we will present our clients with a list of suggested  activities and excursions in their  destination city. We will describe  each  activity and help our clients in their  selection.  We will also assist in placing reservation and ticket purchase.

APARTMENTS FOR RENT IN ODESSA AND OTHER CITIES

In Ukraine,  it is much more economical and convenient to rent an apartment than hotel. If we are able to proceed with our business we will assist our clients in renting  apartments  in city centers or in tourist  areas.  The  apartments  are furnished and are equipped with all modern appliances such as a fridge, stove or oven,  bathtub and/or shower.  Cost of electricity and local phone calls will be included in the price of the daily rentals.

ENTERTAINMENT AND OTHER SERVICES

If we are able to  proceed  with our  business  we will  provide a list of local restaurants,  nightclubs  and casinos to visit  while in  Ukraine.  We will also suggest family getaways such as cottage and beach house rentals.

BUSINESS SUPPORT IN ODESSA, UKRAINE

For  clients who wish to conduct  business  in  Ukraine,  we intend to offer the following services:

     *    Search and background check of potential business partners;

     *    The organization of business  meetings and presentations at convenient venues;

     *    Assistance  in  search,   interviewing   and  selection  of  qualified employees;

     *    Assistance of office or warehouse set up; and

     *    Services of an interpreter in the clients desired language.

MARKETING OUR SERVICES

Our plan in the next 12 months is to conclude  referral  agreements with various tourist  organizations  and travel  agencies in order to market our  services to their  clients.  We also plan to advertise our services in travel  brochures and newspapers as well as by sending out regular e-letters and special promotions to our new and existing clients.

WEBSITE MARKETING STRATEGY

We are in the process of  developing a website  to  market  and  display  our  services.  We have contacted  an  independent  web  designer  who has agreed to create our site for between $1000 and $2000. Our website describes our services in detail,  shows our contact  information,  and includes some general  information and pictures of tourist sites in Ukraine.

We intend to promote our website by displaying it on our business cards. We will refer our potential clients and partners to our website to showcase the services and opportunities  that we offer. We intend to attract traffic to our website by a variety  of online  marketing  tactics  such as  registering  with top  search engines and advertising on related websites.

We have purchased  advertising from the US - Ukraine  Foundation of Washington,  DC (the “Foundation”). The  Foundation  has agreed to display our banner  advertising on their websites for a period of six months for a fee of $500. The websites    where   our   banner    advertisement    will   be   displayed   are www.traveltoukraine.org,    www.businessukraine.org,    www.buyukraine.org.   By clicking  on our banner the  visitors of such  websites  will be diverted to our homepage.

The  US -  Ukraine  Foundation  is a  nonprofit,  non-governmental  organization established in 1991 to facilitate democratic development,  encourage free market reform, and enhance human rights in Ukraine. The Foundation creates and sustains channels of communication  between the United States and Ukraine for the purpose of building  peace and  prosperity  through  shared  democratic  values.  The Foundation is dedicated to strengthening the mutual objectives of both nations while advancing

Ukraine as a  cornerstone  of regional  stability  land as a full partner in the community of rations.

REVENUE

The Company's  revenue  will be the fee we charge our  clients  for our tourist services  and  business  support.  Generally  our  services  will  consist  of a comprehensive  package  starting with an interview  with a potential  visitor to find out their needs. Our tourist package of services will include:  greeting at the point of arrival,  arrangement  of  transportation  and  accommodations,  and assistance in organizing of two tourist  activities and  excursions.  We plan to charge our clients $400 for such package of  services.  Our business  package of services  will  include:  assistance  of office or warehouse  set up,  locate an interpreter  in the  client's  desired  language,  organization  of two business presentations  and  assistance  in  search of up to five  employees.  We plan to charge our clients  $1,500 for the business  package of  services.  We will also offer  separate  services to meet each client's  individual  needs.  We may also receive  commission  from tourist  companies to which we will refer our clients. The  commission  may  range  from  10% to 15% of the  total  amount  paid by our clients.

COMPETITION

The tourist  service  market is highly  competitive.  We expect  competition  to continue  to  intensify  in  the  future.  Competitors  include  companies  with substantial  customer bases and working history.  There can be no assurance that we can maintain a competitive  position  against current or future  competitors, particularly  those  with  greater  financial,   marketing,   service,  support, technical and other  resources.  Our failure to maintain a competitive  position within  the  market  could  have a  material  adverse  effect  on our  business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive  pressures  faced by us may have a  material  adverse  effect on our business, financial condition and results of operations.

INSURANCE

We do not maintain any insurance and do not intend to maintain  insurance in the future.  Because  we do not  have  any  insurance,  if we are  made a party of a personal injury action,  we may not have  sufficient  funds to  defend  the litigation.  If that occurs a judgment  could be rendered  against us that could cause us to cease operations.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other  research or development  expenditures  since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are not quoted for trading on any stock exchange or quotation system.  While we have applied to have our shares quoted for trading on the OTC Bulletin Board, there is no guarantee that our application will be successful.

As of the date of this Annual report we had 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans,  estimates  and  beliefs.  Our actual  results  could  differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences  include,  but are not limited to those discussed  below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors".  Our audited financial statements are stated in United States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2010 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2009.

Our net loss for the fiscal year ended March 31, 2010 was $27,669 compared to a net loss of $1,238 during the fiscal year ended March 31, 2009. During fiscal year ended March 31, 2010, we have not generated any revenue.

During the fiscal year ended March 31, 2010, we incurred expenses of $27,699 compared to $1,238 incurred during fiscal year ended March 31, 2009.  These expenses incurred during the fiscal year ended March 31, 2010 consisted of: bank charges and interest of $265 (2009:  $238); transfer agent fees of $790 (2009:  $-0) professional fees of $12,545 (2009: $-0-); advertising $500 (2009: $-0-); and  miscellaneous charges of  $13,599 (2009: $1000).

Expenses incurred  during  fiscal year ended March 31, 2010  compared to fiscal year ended March 31, 2009  increased  primarily due to the  increased  scale and scope  of  business  operations.  General and administrative  expenses  generally  include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  4,790,000 for the fiscal year ended March 31, 2010 compared to 1,475,422 for the fiscal year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2010

As of March 31, 2010, our current assets were $5,063 and our total liabilities were $12,200. As of March 31, 2010, current assets were comprised of $5,063 in cash and total liabilities were comprised of $3,000 in accounts payables and accrued liabilities and of $9,200 in advances from a director.

As of March 31, 2010, our total assets were $5,063 comprised entirely of current assets.  Stockholders’ equity decreased from $20,562 as of March 31, 2009 to ($7,137) as of March 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2010, net cash flows used in operating activities was ($24,699) consisting  of a net loss of ($27,699) and change in accounts payables and accrued liabilities of $3,000. For the fiscal year ended March  31, 2009, net cash flows used in operating activities was ($1,238) consisting primarily of a net loss of ($1,238). Net cash flows used in operating activities was ($25,937) for the period from inception (July 25, 2008) to March 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2010, net cash from financing activities was $8,100, consisting entirely of advance from director. For the fiscal year ended March 31, 2009, net cash from financing activities was $22,900, consisting of $1,100 in advances from a director and $21,800 proceeds received from issuances of common stock. For the period from inception (July 25, 2008) to March 31, 2010, net cash provided by financing activities was $31,000 consisting of $21,800 proceeds received from issuances of common stock and $9,200 in advances from a director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2010 and March 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Loran Connection Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Loran Connection Corp. (A Development Stage Company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2010 and 2009, and since inception on July 25, 2008 through March 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loran Connection Corp. (A Development Stage Company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2010 and 2009, and since inception on July 25, 2008 through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses since inception resulting in an accumulated deficit of $28,937, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 29, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

LORAN CONNECTION CORP (A Development Stage Company) Balance Sheets

Assets
	March 31,	March 31,
	2010	2009

Current Assets
Cash	$5,063	$21,662
Total Current Assets	5,063	21,662

Total Assets	$5,063	$21,662
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$3,000	$-
Loan from Director	9,200	1,100
Total Current Liabilities	12,200	1,100
Total Liabilities	$12,200	$1,100

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,790,000 shares issued and outstanding	4,790	4,790
Additional paid-in-capital	17,010	17,010
Deficit accumulated during the development stage	(28,937)	(1,238)
Total stockholders’ equity (deficit)	(7,137)	20,562
Total liabilities and stockholders’ equity (deficit)	$5,063	$21,662

The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statements of Operations

	Year Ended March 31, 2010	From Inception on July 25, 2008 to March 31, 2009	From Inception on July 25, 2008 to March 31, 2010
Expenses
General and Administrative Expenses	$27,699	$ 1,238	$ 28,937
Net (loss) from Operation before Taxes	(27,699)	(1,238)	(28,937)
Provision for Income Taxes	0	0	0
Net (loss)	$(27,699)	$ (1,238)	$ (28,937)
(Loss) per common share – Basic and diluted	$(0.01)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,790,000	1,475,422
The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statement of Stockholders’ Deficit From Inception on July 25, 2008 to March 31, 2010
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on July 25, 2008
November 28, 2008
Common shares issued for cash at $0.001	900,000	$ 900	$ -	$ -	$ 900
December 4, 2008
Common shares issued for cash at $0.001	2,000,000	2,000		-	2,000
March 19, 2009
Common shares issued for cash at $0.01	1,890,000	1,890	17,010		18,900
Net (loss)				(1,238)	(1,238)
Balance as of March 31, 2009	4,790,000	4,790	17,010	(1,238)	20,562
Net (loss)				(27,699)	(27,699)
Balance as of March 31, 2010	4,790,000	$ 4,790	$ 17,010	$ (28,937)	$ (7,137)

The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statements of Cash Flows
	Year Ended March 31, 2010	From Inception on July 25, 2008 to March 31, 2009	From Inception on July 25, 2008 to March 31, 2010
Operating Activities
Net (loss)	$(27,699)	$(1,238)	$(28,937)
Accounts payables and accrued liabilities	3,000	-	3,000
Net cash (used) for operating activities	(24,699)	(1,238)	(25,937)

Financing Activities
Loans from Director	8,100	1,100	9,200
Sale of common stock	-	21,800	21,800
Net cash provided by financing activities	8,100	22,900	31,000

Net increase (decrease) in cash and equivalents	(16,599)	21,662	5,063

Cash and equivalents at beginning of the period	21,662	-	-
Cash and equivalents at end of the period	$5,063	$21,662	$5,063

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

1. ORGANIZATION AND BUSINESS OPERATIONS

LORAN CONNECTION CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through March 31, 2010 the Company has accumulated losses of $28,937.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $28,937 as of March 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Notes To The Financial Statements

March 31, 2010

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

 h) Income Taxes

 Income taxes are accounted for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

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

l) Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue recognition ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

m) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $500 in advertising costs during the period ended March 31, 2010 compared to $0 in advertising costs during the period ended March 31, 2009.

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

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

4. INCOME TAXES

 As of March 31, 2010, the Company had net operating loss carry forwards of approximately $28,937 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2010

2010
Deferred tax assets:
Net operating loss carry forward	$ 28,937
Total deferred tax assets	10,128
Less: valuation allowance	(10,128)
Net deferred tax assets	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2009

2009
Deferred tax assets:
Net operating loss carry forward	$ 1,238
Total deferred tax assets	433
Less: valuation allowance	(433)
Net deferred tax assets	$ -

The valuation allowance for deferred tax assets as of March 31, 2010 was $10,128 compared to $433 as of March 31, 2009. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2010.

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

4. INCOME TAXES (Continued)

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2010 and March 31, 2009:

2010
Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	-%

2009
Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	-%

5. RELATED PARTY TRANSACTIONS

On July 25, 2008 a Director had loaned the Company $1,100.

On July 13, 2009 a Director had loaned the Company $100.

On August 4, 2009 a Director had loaned the Company $2,500.

On August 31, 2009 a Director had loaned the Company $1,500.

On September 21, 2009 a Director had loaned the Company $4,000.

As of March 31, 2010 total loan amount was $9,200. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENT

On June 8, 2010 a Director had loaned the Company $2,500.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Ms. Larysa Dekhtyaruk,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  March  31, 2010.  Based  on  that evaluation,  Ms. Dekhtyaruk concluded that our disclosure  controls and procedures were not effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Specifically, our interim reports on Form 10-Q for the periods ended September 30, 2009 and December 31, 2009 and our annual report on Form 10-K for the fiscal year ended March 31, 2010 were filed late. As well, our interim report on Form 10-Q for the fiscal period ended June 30, 2010 is overdue.

Our officer also confirmed that there was no change in our internal  control over financial  reporting during the year ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, our officer intends to implement a process for ensuring that future financial report filings are made on a timely basis with the Securities & Exchange Commission, which will at that time, constitute a change in our internal control over financing reporting. When that occurs, we will disclose the nature of these changes in our evaluation of disclosure controls and procedures in a future filing.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address  and position of our present officers and directors are set forth below:

Name and Address	Position(s)
Larysa Dekhtyaruk	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.
190 Dzerjinskogo St., Ovidiopol Odesska obl., 67801, Ukraine
Artem Kruk	Director
190 Dzerjinskogo St., Ovidiopol Odesska obl., 67801, Ukraine

Biographical Information and Background of officers and directors

Since our inception on July 25, 2008,  Larysa Dekhtyaruk has been our President, Chief Executive Officer,  Secretary,  Treasurer,  Chief Financial Officer, Chief Accounting  Officer  and member of our board of  directors.  In 2004 Ms.  Larysa Dekhtyaruk  completed  government  certified  course as a Foster Home  Operator. Since 2004,  she managed a foster home and  provided  care for orphan  children. Ms.Dekhtyaruk  holds a Bachelor  degree in chemistry from University of Odessa and is fluent in English, Russian and Ukrainian languages.

Mr. Kruk has acted as our Director  since  December 4, 2008. He graduated with a Bachelor  degree  in  International  Economic  Relations  from  Odessa  National University in June 2002.  After  graduation  until  September 2005, Mr. Kruk was initially  employed as District  Sales Manager for Nestle Ukraine  Company,  the Ukrainian  regional office of the world's  largest food company.  From September 2005 to  present  he works as a sales  development  manager  in  Nestle  Ukraine Company.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid by us for the last two fiscal years ending March 31, 2010 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Larysa Dekhtyaruk	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Artem Kruk	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

As of March 31, 2010, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2010 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and address of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Larysa Dekhtyaruk 190 Dzerjinskogo St., Ovidiopol Odesska obl., 67801, Ukraine	900,000	18.79%
Common Stock	Artem Kruk 190 Dzerjinskogo St., Ovidiopol Odesska obl., 67801, Ukraine	2,000,000	41.75%
Common Stock	All Directors and Sole Officer as a group consisting of two people	2,900,000	60.54%

The percent of class is based on 4,790,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended  March 31, 2010, we had not entered into any transactions with our officers or  directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended March 31, 2010, we incurred  approximately  $9,125  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended March  31, 2009  and for the reviews of our financial  statements  for the quarters ended June 30, 2009, September 30, 2009  and December 31, 2009.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1  Consent of Seale & Beers, CPAs

31.1  Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

          Rule 13a-14(a) or 15d-14(a).

31.2    Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

          Rule 13a-14(a) or 15d-14(a).

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAN CONNECTION CORP
Dated: October 12, 2010	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer