Form 10-Q/A
period 2009-09-30
LORAN CONNECTION CORP
filed 2010-11-15
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No. 1

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 15, 2010
Common Stock, $0.001	4,790,000

Page | 2

LORAN CONNECTION CORP

Form 10-Q/A

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

We are currently developing a website (http://www.lorantourist.com/) which will include a photo gallery, pricing and detailed description of our services.  The website  will  allow  our  clients  to review  our  services  and  place  travel reservations  online.  The website will contain links to the tourist companies that we will enter into strategic alliances with. To date, the only operations we have engaged in are the development of a business plan, purchasing of online advertising, and the registration of the domain name for our new website.

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

LORAN CONNECTION CORP
Dated: November 15, 2010	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer

Page | 16