Form 10-K/A
period 2010-03-31
LORAN CONNECTION CORP
filed 2010-11-15
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X ] No [ ]

As of November 15, 2010, the registrant had 4,790,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 15, 2010.

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

23.1  Consent of Seale & Beers, CPAs*

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

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAN CONNECTION CORP
Dated: November 15, 2010	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer