Form 10-Q
period 2010-12-31
LORAN CONNECTION CORP
filed 2011-02-08
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2010

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 8, 2011
Common Stock, $0.001	4,790,000

LORAN CONNECTION CORP

Form 10-Q

PART I. FINANCIAL INFORMATION

LORAN CONNECTION CORP (A Development Stage Company) Balance Sheets
(Unaudited)
Assets
	December 31,	March 31,
	2010	2010

Current Assets
Cash	$1,627	$5,063
Total Current Assets	1,627	5,063

Total Assets	$1,627	$5,063
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$-	$3,000
Loan from Director	17,500	9,200
Total Current Liabilities	17,500	12,200
Total Liabilities	$17,500	$12,200

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,790,000 shares issued and outstanding	4,790	4,790
Additional paid-in-capital	17,010	17,010
Deficit accumulated during the development stage	(37,673)	(28,937)
Total stockholders’ equity (deficit)	(15,873)	(7,137)
Total liabilities and stockholders’ equity (deficit)	$1,627	$5,063

The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	From Inception on July 25, 2008 to December 31, 2010
Expenses
General and Administrative Expenses	$ 2,433	$ 1,578	$ 8,736	$ 24,681	$ 37,673
Net (loss) from Operation before Taxes	(2,433)	(1,578)	(8,736)	(24,681)	(37,673)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$ (2,433)	(1,578)	(8,736)	$ (24,681)	$ (37,673)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted Average Number of Common Shares Outstanding	4,790,000	4,790,000	4,790,000	4,790,000
The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	From Inception on July 25, 2008 to December 31, 2010
Operating Activities
Net (loss)	$(8,736)	$(24,681)	$(37,673)
Accounts payables and accrued liabilities	(3,000)	-	-
Net cash (used) for operating activities	(11,736)	(24,681)	(37,673)

Financing Activities
Loans from Director	8,300	8,100	17,500
Sale of common stock	-	-	21,800
Net cash provided by financing activities	8,300	8,100	39,300

Net increase (decrease) in cash and equivalents	(3,436)	(16,581)	1,627

Cash and equivalents at beginning of the period	5,063	21,662	-
Cash and equivalents at end of the period	$1,627	$5,081	$1,627

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Financial Statements

December 31, 2010

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

LORAN CONNECTION CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through December 31, 2010 the Company has accumulated losses of $37,673.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $37,673 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

  c) Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity  of  three months or less at the time of issuance to be cash equivalents.

 d) Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results  could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

  e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United  States dollar.

 f) Financial Instruments

The  carrying value of the Company's  financial  instruments  approximates their fair value because of the short maturity of these instruments.

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Financial Statements

December 31, 2010

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

December 31, 2010

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $500 in advertising costs during the period July 25, 2008 (inception) to December 31, 2010.

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

4. INCOME TAXES

 As of December 31, 2010, the Company had net operating loss carry forwards of approximately $37,673 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

On September 21, 2009 a Director had loaned the Company $4,000.

On June 8, 2010 a Director had loaned the Company $2,500.

On August 3, 2010 a Director had loaned the Company $600.

On August 16, 2010 a Director had loaned the Company $200.

On October 6, 2010 a Director had loaned the Company $5,000.

As of December 31, 2010 total  loan amount was $17,500. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENT

The Company has evaluated subsequent events from December 31, 2010 through the date whereupon the financial statements were  available issued and has determined that there are no items to disclose.

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

Nine Month Period Ended December 31, 2010 Compared to the Nine Month Period Ended December 31, 2009.

Our net loss for the nine month period ended December 31, 2010 was $8,736 compared to a net loss of $24,681 during the nine month period ended December 31, 2009. During the nine month period ended December 31, 2010, we did not generate any revenue.

During the nine month period ended December 31, 2010, we incurred general and administrative expenses of $8,736 compared to $24,681 incurred during the nine month period ended December 31 30, 2009. General and administrative expenses incurred during the nine month period ended December 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,790,000 for the nine month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended December 31, 2010

As at December 31, 2010, our current assets were $1,627 compared to $5,063 in current assets at March 31, 2010. As at December 31, 2010, our current liabilities were $17,500. Current liabilities were comprised entirely of $17,500 in loan from director.

Stockholders’ equity decreased from $(7,137) as of March 31, 2010 to ($15,873) as of December 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2010, net cash flows used in operating activities was ($11,736) consisting of a net loss of ($8,736) and accounts payables and accrued liabilities of $(3,000). For the nine month period ended December 31, 2009, net cash flows used in operating activities was ($24,681) consisting of a net loss of ($24,681). Net cash flows used in operating activities was ($37,673) for the period from inception (July 25, 2008) to December 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended December 31, 2010, net cash flows from financing activities was $8,300 consisting entirely of $8,300, in loan from director. For the period from inception (July 25, 2008) to December 31, 2010, net cash provided by financing activities was $39,300 received from proceeds from issuance of common stock and loan from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LORAN CONNECTION CORP
Dated: February 8, 2011	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer