Form 10-K
period 2011-03-31
LORAN CONNECTION CORP
filed 2011-06-17
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2011

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

As of June 17, 2011, the registrant had 4,790,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 17, 2011.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board. As of the date of this Annual report we had 30 shareholders of record.

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

FISCAL YEAR ENDED MARCH 31, 2011 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2010.

Our net loss for the fiscal year ended March 31, 2011 was $10,436 compared to a net loss of $27,669 during the fiscal year ended March 31, 2010. During fiscal year ended March 31, 2011, we have not generated any revenue.

During the fiscal year ended March 31, 2011, we incurred expenses of $10,436 compared to $27,669 incurred during fiscal year ended March 31, 2010.  These expenses incurred during the fiscal year ended March 31, 2011 consisted of: bank charges and interest of $186 (2010:  $265); transfer agent fees of $350 (2010:  $790) professional fees of $9,000 (2010: $12,545); advertising $-0- (2010: $500); and  miscellaneous charges of  $900 (2010: $13,559).

 The weighted average  number of shares  outstanding  was  4,790,000 for the fiscal years ended March 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2011

As of March 31, 2011, our current assets were $2,982 and our total liabilities were $20,555. As of March 31, 2011, current assets were comprised of $2,982 in cash and total liabilities were comprised of $55 in accounts payables and accrued liabilities and of $20,500 in advances from a director.

As of March 31, 2011, our total assets were $2,982 comprised entirely of current assets.  Stockholders’ deficit increased from ($7,137) as of March 31, 2010 to ($17,573) as of March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2011, net cash flows used in operating activities was ($13,381) consisting  of a net loss of ($10,436) and accounts payables and accrued liabilities of ($2,945). For the fiscal year ended March  31, 2010 net cash flows used in operating activities was ($24,669) consisting  of a net loss of ($27,699) and change in accounts payables and accrued liabilities of $3,000. Net cash flows used in operating activities was ($39,318) for the period from inception (July 25, 2008) to March 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2011, net cash from financing activities was $11,300, consisting entirely of advance from director. For the fiscal year ended March 31, 2010, net cash from financing activities was $8,100, consisting of advances from a director. For the period from inception (July 25, 2008) to March 31, 2011, net cash provided by financing activities was $42,300 consisting of $21,800 proceeds received from issuances of common stock and $20,500 in advances from a director.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2011 and March 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loran Connection Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Loran Connection Corp. (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2011 and 2010, and since inception on July 25, 2008 through March 31, 2011. Loran Connection Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loran Connection Corp. (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2011 and 2010, and since inception on July 25, 2008 through March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2. B. to the financial statements, the Company has yet to generate any income since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 8, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

LORAN CONNECTION CORP (A Development Stage Company) Balance Sheets

Assets
	March 31,	March 31,
	2011	2010

Current Assets
Cash	$2,982	$5,063
Total Current Assets	2,982	5,063

Total Assets	$2,982	$5,063
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$55	$3,000
Loan from Director	20,500	9,200
Total Current Liabilities	20,555	12,200
Total Liabilities	$20,555	$12,200

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,790,000 shares issued and outstanding	4,790	4,790
Additional paid-in-capital	17,010	17,010
Deficit accumulated during the development stage	(39,373)	(28,937)
Total stockholders’ equity (deficit)	(17,573)	(7,137)
Total liabilities and stockholders’ equity (deficit)	$2,982	$5,063

The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statements of Operations
	Year Ended March 31, 2011	Year Ended March 31, 2010	From Inception on July 25, 2008 to March 31, 2011
Expenses
General and Administrative Expenses	$ 10,436	$ 27,699	$ 39,373
Net (loss) from Operation before Taxes	(10,436)	(27,699)	(39,373)
Provision for Income Taxes	0	0	0
Net (loss)	(10,436)	$ (27,699)	$ (39,373)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.01)
Weighted Average Number of Common Shares Outstanding	4,790,000	4,790,000
The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statement of Stockholders’ Deficit From Inception on July 25, 2008 to March 31, 2011
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on July 25, 2008
November 28, 2008
Common shares issued for cash at $0.001	900,000	$ 900	$ -	$ -	$ 900
December 4, 2008
Common shares issued for cash at $0.001	2,000,000	2,000		-	2,000
March 19, 2009
Common shares issued for cash at $0.01	1,890,000	1,890	17,010		18,900
Net (loss)				(1,238)	(1,238)
Balance as of March 31, 2009	4,790,000	4,790	17,010	(1,238)	20,562
Net (loss)				(27,699)	(27,699)
Balance as of March 31, 2010	4,790,000	$ 4,790	$ 17,010	(28,937)	(7,137)
Net (loss)				(10,436)	(10,436)
Balance as of March 31, 2011	4,790,000	$ 4,790	$ 17,010	$ (39,373)	$ (17,573)

The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statements of Cash Flows
	Year Ended March 31, 2011	Year Ended March 31, 2010	From Inception on July 25, 2008 to March 31, 2011
Operating Activities
Net (loss)	$(10,436)	$(27,699)	$(39,373)
Accounts payables and accrued liabilities	(2,945)	3,000	55
Net cash (used) for operating activities	(13,381)	(24,699)	(39,318)

Financing Activities
Loans from Director	11,300	8,100	20,500
Sale of common stock	-	-	21,800
Net cash provided by financing activities	11,300	8,100	42,300

Net increase (decrease) in cash and equivalents	(2,081)	(16,599)	2,982

Cash and equivalents at beginning of the period	5,063	21,662	-
Cash and equivalents at end of the period	$2,982	$5,063	$2,982

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Financial Statements

March 31, 2011

1. ORGANIZATION AND BUSINESS OPERATIONS

LORAN CONNECTION CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through March 31, 2011 the Company has accumulated losses of $39,373.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $39,373 as of March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

March 31, 2011

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

March 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $500 in advertising costs during the period July 25, 2008 (inception) to March 31, 2011.

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

4. INCOME TAXES

 As of March 31, 2011, the Company had net operating loss carry forwards of approximately $39,373 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2011

2011
Deferred tax assets:
Net operating loss carry forward	$ 10,436
Total deferred tax assets	3,653
Less: valuation allowance	(3,653)
Net deferred tax assets	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2010

2010
Deferred tax assets:
Net operating loss carry forward	$ 27,699
Total deferred tax assets	9,695
Less: valuation allowance	(9,695)
Net deferred tax assets	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2009

2009
Deferred tax assets:
Net operating loss carry forward	$ 1,238
Total deferred tax assets	433
Less: valuation allowance	(433)
Net deferred tax assets	$ -

The valuation allowance for deferred tax assets as of March 3, 2011 was $3,653 compared to  $9,695 as of March 31, 2010 and $433 as of March 31, 2009. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2011.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2011, March 31, 2010 and March 31, 2009:

	2011	2010	2009
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%	35.0%
Effective tax rate	-%	-%	-%

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

On June 8, 2010 a Director had loaned the Company $2,500.

On August 3, 2010 a Director had loaned the Company $600.

On August 16, 2010 a Director had loaned the Company $200.

On October 6, 2010 a Director had loaned the Company $5,000.

On January 29, 2011 a Director had loaned the Company $3,000.

As of March 31, 2011 total  loan amount was $20,500. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENT

The Company has evaluated subsequent events from March 31, 2011 through the date whereupon the financial statements were  available issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Ms. Larysa Dekhtyaruk,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  March  31, 2011.  Based  on  that evaluation,  Ms. Dekhtyaruk concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid by us for the last three fiscal years ending March 31, 2011 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Larysa Dekhtyaruk	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Artem Kruk	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

CHANGE OF CONTROL

As of March 31, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2011 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended  March 31, 2011, we had not entered into any transactions with our officers or  directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended March 31, 2011, we incurred  approximately  $9,000  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended March  31, 2010  and for the reviews of our financial  statements  for the quarters ended June 30, 2010, September 30, 2010  and December 31, 2010.

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

LORAN CONNECTION CORP
Dated: June 17, 2011	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer