Form 10-Q
period 2011-06-30
LORAN CONNECTION CORP
filed 2011-08-11
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 11, 2011
Common Stock, $0.001	4,790,000

LORAN CONNECTION CORP

Form 10-Q

LORAN CONNECTION CORP (A Development Stage Company) Balance Sheets
(Unaudited)
Assets
	June 30,	March 31,
	2011	2011

Current Assets
Cash	$663	$2,982
Total Current Assets	663	2,982

Total Assets	$663	$2,982
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$1,440	$55
Loan from Director	20,500	20,500
Total Current Liabilities	21,940	20,555
Total Liabilities	$21,940	$20,555

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
4,790,000 shares issued and outstanding	4,790	4,790
Additional paid-in-capital	17,010	17,010
Deficit accumulated during the development stage	(43,077)	(39,373)
Total stockholders’ equity (deficit)	(21,277)	(17,573)
Total liabilities and stockholders’ equity (deficit)	$663	$2,982

The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	From Inception on July 25, 2008 to June 30, 2011
Expenses
General and Administrative Expenses	$3,703	$ 4,507	$ 43,077
Net (loss) from Operation before Taxes	(3,703)	(4,507)	(43,077)
Provision for Income Taxes	0	0	0
Net (loss)	$(3,703)	$ (4,507)	$ (43,077)
(Loss) per common share – Basic and diluted	$(0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,790,000	4,790,000
The accompanying notes are an integral part of these financial statements.

LORAN CONNECTION CORP (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	From Inception on July 25, 2008 to June 30, 2011
Operating Activities
Net (loss)	$(3,703)	$(4,507)	$(43,077)
Accounts payables and accrued liabilities	1,384	(2,705)	1,440
Net cash (used) for operating activities	(2,319)	(7,212)	(41,637)

Financing Activities
Loans from Director	-	2,500	20,500
Sale of common stock	-	-	21,800
Net cash provided by financing activities	-	2,500	42,300

Net increase (decrease) in cash and equivalents	(2,319)	(4,712)	663

Cash and equivalents at beginning of the period	2,982	5,063	-
Cash and equivalents at end of the period	$663	$351	$663

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Financial Statements

June 30, 2011

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

LORAN CONNECTION CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through June 30, 2011 the Company has accumulated losses of $43,077.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $43,077 as of June 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

June 30, 2011

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 g) Stock-based Compensation

In September, 2009 the FASB issued ASC-718, “Stock Compensation”. ASC-718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under ASC-718, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

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

June 30, 2011

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $500 in advertising costs during the period July 25, 2008 (inception) to June 30, 2011.

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

4. INCOME TAXES

 As of June 30, 2011, the Company had net operating loss carry forwards of approximately $43,077 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30 2011, and 2010.

	2011	2010
Deferred tax assets:
Net operating loss	$ 3,703	$ 4,507
deferred tax assets	1,296	1,578
Less: valuation allowance	(1,296)	(1,578)
Net deferred tax assets	$ -	$ -

LORAN CONNECTION CORP

 (A Development Stage Company)

Notes To The Financial Statements

June 30, 2011

(Unaudited)

5. RELATED PARTY TRANSACTIONS

As of June 30, 2011 the total amount loaned to the company by a director was $20,500. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENT

The Company has evaluated subsequent events from June 30, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Three Month Period Ended June 30, 2011 Compared to the Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was $3,703 compared to a net loss of $4,507 during the three month period ended June 30, 2010. During the three month period ended June 30, 2011, we did not generate any revenue.

During the three month period ended June 30, 2011, we incurred general and administrative expenses of $3,703 compared to $4,507 incurred during the three month period ended June 30, 2010. General and administrative expenses incurred during the three month period ended June 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,790,000 for the three month period ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2011

As at June 30, 2011, our current assets were $663 compared to $2,982 in current assets at March 31, 2011. As at June 30, 2011, our current liabilities were $21,940. Current liabilities were comprised of $20,500 in loan from director and $1,440 in accounts payables.

Stockholders’ deficit increased from $17,573 as of March 31, 2011 to $21,277 as of June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2011, net cash flows used in operating activities was $2,319 consisting of a net loss of $3,703 and accounts payables and accrued liabilities of $1,384. For the three month period ended June 30, 2010, net cash flows used in operating activities was $7,212 consisting of a net loss of $4,507 and accounts payables and accrued liabilities of $2,705. Net cash flows used in operating activities was $41,637 for the period from inception (July 25, 2008) to June 30, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended June 30, 2011, we did not generate any cash flows from financing activities. For the period from inception (July 25, 2008) to June 30, 2011, net cash provided by financing activities was $42,300 received from proceeds from issuance of common stock and loan from director.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LORAN CONNECTION CORP
Dated: August 11, 2011	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer