Form 10-Q
period 2011-12-31
PETROTERRA CORP.
filed 2012-02-23
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-159517

PETROTERRA CORP.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 22, 2012
Common Stock, $0.001	106,048,000

LORAN CONNECTION CORP

Form 10-Q

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Balance Sheets
(Unaudited)
Assets
	December 31,	March 31,
	2011	2011

Current Assets
Cash	$50	$2,982
Total Current Assets	50	2,982

Total Assets	$50	$2,982
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$2,250	$55
Loan from Director	23,440	20,500
Total Current Liabilities	25,690	20,555
Total Liabilities	$25,690	$20,555

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 220,000,000 shares authorized (200,000,000 of Common Stock, par value $.001 per share, and 20,000,000 of Preferred Stock, par value $.001 per share);
106,048,000 shares issued and outstanding	3,298	4,790
Additional paid-in-capital	18,502	17,010
Deficit accumulated during the development stage	(47,440)	(39,373)
Total stockholders’ equity (deficit)	(25,640)	(17,573)
Total liabilities and stockholders’ equity (deficit)	$50	$2,982

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Ended December 31, 2011	Nine Months Ended December 31, 2010	From Inception on July 25, 2008 to December 31, 2011
Expenses
General and Administrative Expenses	$2,268	$ 2,433	$ 8,067	$ 8,736	$ 47,440
Net (loss) from Operation before Taxes	(2,268)	(2,433)	(8,067)	(8,736)	(47,440)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$(2,268)	$ (2,433)	(8,067)	$ (8,736)	$ (47,440)
(Loss) per common share – Basic and diluted	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	143,938,784	153,280,000	150,154,944	153,280,000
The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	From Inception on July 25, 2008 to December 31, 2011
Operating Activities
Net (loss)	$(8,067)	$(8,736)	$(47,440)
Accounts payables and accrued liabilities	2,195	(3,000)	2,250
Net cash (used) for operating activities	(5,872)	(11,736)	(45,190)

Financing Activities
Loans from Director	2,940	8,300	23,440
Sale of common stock	-	-	21,800
Net cash provided by financing activities	2,940	8,300	45,240

Net increase (decrease) in cash and equivalents	(2,932)	(3,436)	50

Cash and equivalents at beginning of the period	2,982	5,063	-
Cash and equivalents at end of the period	$50	$1,627	$50

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PETROTERRA CORP.

(formerly Loran Connection Corp.)

 (A Development Stage Company)

Notes To The Financial Statements

December 31, 2011

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through December 31, 2011 the Company has accumulated losses of $47,440.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $47,440 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

PETROTERRA CORP.

(formerly Loran Connection Corp.)

 (A Development Stage Company)

Notes To The Financial Statements

December 31, 2011

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

PETROTERRA CORP.

(formerly Loran Connection Corp.)

 (A Development Stage Company)

Notes To The Financial Statements

December 31, 2011

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $500 in advertising costs during the period July 25, 2008 (inception) to December 31, 2011.

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

On December 14, 2011, two controlling shareholders cancelled an aggregate of 1,492,000 shares of Common Stock which were returned to the status of authorized but unissued shares.

As of and December 31, 2011, the Company had 3,298,000 shares of common stock issued and outstanding.

4. INCOME TAXES

 As of December 31, 2011, the Company had net operating loss carry forwards of approximately $47,440 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 2011, and 2010.

	2011	2010
Deferred tax assets:
Net operating loss	$ 8,066	$ 8,736
deferred tax assets	2,823	3,058
Less: valuation allowance	(2,823)	(3,058)
Net deferred tax assets	$ -	$ -

PETROTERRA CORP.

(formerly Loran Connection Corp.)

 (A Development Stage Company)

Notes To The Financial Statements

December 31, 2011

(Unaudited)

5. RELATED PARTY TRANSACTIONS

As of December 31, 2011 the total amount loaned to the company by a director was $23,440. The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENT

Subsequent to the quarter ended December 31, 2011, the Company amended its Articles of Incorporation and Bylaws of Incorporation, which included a change of the Company name from “Loran Connection Corp.” to “PetroTerra Corp.” and an increase in the Company’s authorized capital to 220,000,000 shares consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share. The Company also completed a forward stock split whereby every pre-split share of common stock is exchangeable for 32 shares of post-split common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

PETROTERRA CORP. (“the Company”) (formerly Loran Connection Corp.) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  Our registration statement was filed with the Securities and Exchange Commission on May 28, 2009 and was declared effective on October 28, 2009.

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

Nine Month Period Ended December 31, 2011 Compared to the Nine Month Period Ended December 31, 2010.

Our net loss for the nine month period ended December 31, 2011 was $8,067 compared to a net loss of $8,736 during the nine month period ended December 31, 2010. During the nine month period ended December 31, 2011, we did not generate any revenue.

During the nine month period ended December 31, 2011, we incurred general and administrative expenses of $8,067 compared to $8,736 incurred during the nine month period ended December 31, 2010. General and administrative expenses incurred during the nine month period ended December 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 143,938,784 for the nine month period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended December 31, 2011

As at December 31, 2011, our current assets were $50 compared to $2,982 in current assets at March 31, 2011. As at December 31, 2011, our current liabilities were $25,690. Current liabilities were comprised of $23,440 in loan from director and $2,250 in accounts payable.

Stockholders’ deficit increased from $17,573 as of March 31, 2011 to $25,640 as of December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2011, net cash flows used in operating activities was $5,872 consisting of a net loss of $8,067 and accounts payables and accrued liabilities of $2,250. For the nine month period ended December 31, 2010, net cash flows used in operating activities was $11,736 consisting of a net loss of $8,736 and accounts payables and accrued liabilities of $3,000. Net cash flows used in operating activities was $45,190 for the period from inception (July 25, 2008) to December 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended December 31, 2011, net cash provided by financing activities was $2,940 received from director’s loan. For the period from inception (July 25, 2008) to December 31, 2011, net cash provided by financing activities was $45,240 received from proceeds from issuance of common stock and loan from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

Subsequent to the quarter ended December 31, 2011, the Company amended its Articles of Incorporation and Bylaws of Incorporation, which included a change of the Company name from “Loran Connection Corp.” to “PetroTerra Corp.” and an increase in the Company’s authorized capital to 220,000,000 shares consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share. The Company also completed a forward stock split whereby every pre-split share of common stock is exchangeable for 32 shares of post-split common stock.

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

PETROTERRA CORP.
Dated: February 22, 2012	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer