Form 10-Q/A
period 2011-12-31
PETROTERRA CORP.
filed 2012-02-23
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q Amendment No.1

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 23, 2012
Common Stock, $0.001	106,048,000

LORAN CONNECTION CORP

Form 10-Q

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Balance Sheets
(Unaudited)
Assets
	December 31,	March 31,
	2011	2011

Current Assets
Cash	$50	$2,982
Total Current Assets	50	2,982

Total Assets	$50	$2,982
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$2,250	$55
Loan from Director	23,440	20,500
Total Current Liabilities	25,690	20,555
Total Liabilities	$25,690	$20,555

Stockholders’ Equity (deficit)

Preferred Stock, $.001 par value, 20,000,000 shares authorized; 0 shares issues and outstanding.	0	0
Common stock, $0.001par value, 200,000,000 shares authorized ; 106,048,000 shares issued and outstanding	106,048	153,280
Additional paid-in-capital	(84,248)	(131,480)
Deficit accumulated during the development stage	(47,440)	(39,373)
Total stockholders’ equity (deficit)	(25,640)	(17,573)
Total liabilities and stockholders’ equity (deficit)	$50	$2,982

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Ended December 31, 2011	Nine Months Ended December 31, 2010	From Inception on July 25, 2008 to December 31, 2011
Expenses
General and Administrative Expenses	$2,268	$ 2,433	$ 8,067	$ 8,736	$ 47,440
Net (loss) from Operation before Taxes	(2,268)	(2,433)	(8,067)	(8,736)	(47,440)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$(2,268)	$ (2,433)	(8,067)	$ (8,736)	$ (47,440)
(Loss) per common share – Basic and diluted	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	143,938,784	153,280,000	150,154,944	153,280,000
The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	From Inception on July 25, 2008 to December 31, 2011
Operating Activities
Net (loss)	$(8,067)	$(8,736)	$(47,440)
Accounts payables and accrued liabilities	2,195	(3,000)	2,250
Net cash (used) for operating activities	(5,872)	(11,736)	(45,190)

Financing Activities
Loans from Director	2,940	8,300	23,440
Sale of common stock	-	-	21,800
Net cash provided by financing activities	2,940	8,300	45,240

Net increase (decrease) in cash and equivalents	(2,932)	(3,436)	50

Cash and equivalents at beginning of the period	2,982	5,063	-
Cash and equivalents at end of the period	$50	$1,627	$50

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

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

PETROTERRA CORP.
Dated: February 23, 2012	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer