Form 10-K
period 2012-03-31
PETROTERRA CORP.
filed 2012-07-16
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2012

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

Telephone Number: 38 (048) 5131902

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of July 12, 2012, the registrant had 106,048,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 12, 2012.

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

As used in this annual report, the terms "we", "us", "our", "the Company", mean PetroTerra Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

PetroTerra Corp. was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008 under the name “Loran Connection Corp.”.  Our registration statement was originally filed with the Securities and Exchange Commission on May 28, 2009 and was declared effective on October 28, 2009.

We are in the business of organizing of individual and group tourism as well as business support in Ukraine.  Our services include:  reception, transportation, translating, organizing tourist trips, and business support. Our revenue will be earned from the fee for our services from our clients.  We may also receive commissions from tourist companies to which we will refer our potential guests.

On January 25, 2012, we changed our corporate name from Loran Connection Corp. to PetroTerra Corp. in contemplation of an asset acquisition that did not subsequently complete. Accordingly, we intend to pursue our original business plan despite our recent name change.

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

We have purchased advertising from the US - Ukraine Foundation of Washington, DC (the “Foundation”). The Foundation has agreed to display our banner advertising on their websites for a period of six months for a fee of $500. The websites where our banner advertisement will be displayed are www.traveltoukraine.org, www.businessukraine.org, and www.buyukraine.org.   By clicking on our banner the visitors of such websites will be diverted to our homepage.

The US - Ukraine Foundation is a nonprofit, non-governmental organization established in 1991 to facilitate democratic development, encourage free market reform, and enhance human rights in Ukraine. The Foundation creates and sustains channels of communication between the United States and Ukraine for the purpose of building peace and prosperity through shared democratic values.  The Foundation is dedicated to strengthening the mutual objectives of both nations while advancing

Ukraine as a cornerstone of regional stability and as a full partner in the community of nations.

REVENUE

The Company's revenue will be generated from the fee we charge our clients for our tourist services and business support.  Generally  our  services  will  consist  of a comprehensive  package  starting with an interview  with a potential  visitor to find out their needs. Our tourist package of services will include:  greeting at the point of arrival, arrangement of transportation and accommodations, and assistance in organizing of two tourist activities and excursions.  We plan to charge our clients $400 for such package of services.  Our business  package of services  will  include:  assistance  of office or warehouse  set up,  locate an interpreter  in the  client's  desired  language,  organization  of two business presentations  and  assistance  in  search of up to five  employees.  We plan to charge our clients $1,500 for the business package of services.  We will also offer separate services to meet each client's individual needs.  We may also receive commission from tourist companies to which we refer our clients. The commission may range from 10% to 15% of the total amount paid by our clients.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board. As of the date of this Annual report we had 37 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our net loss for the fiscal year ended March 31, 2012 was $17,315 compared to a net loss of $10,436 during the fiscal year ended March 31, 2011. During fiscal year ended March 31, 2012, we did not generated any revenue.

During the fiscal year ended March 31, 2012, we incurred expenses of $17,315 compared to $10,436 incurred during fiscal year ended March 31, 2011.  These expenses incurred during the fiscal year ended March 31, 2012 consisted of general and administrative expenses of $17,155 and compensation consulting fee expense at a deemed value of $160.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, our current assets were $32 and our total liabilities were $34,760. As of March 31, 2012, current assets were comprised of $32 in cash and total liabilities were comprised of $2,095 in accounts payable and accrued liabilities and of $32,665 in advances from a director. Stockholders’ deficit decreased from ($17,573) as of March 31, 2011 to ($34,728) as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2012, net cash flows used in operating activities was ($2,950) consisting of a net loss of ($17,315), which was adjusted for the following non-cash items: common stock issued for services of $160, accounts payables and accrued liabilities of $2,040 and related party loans paid directly to vendors on the Company’s behalf of $12,165. For the fiscal year ended March  31, 2011, net cash flows used in operating activities was ($13,381) consisting of a net loss of ($10,436) and change in accounts payables and accrued liabilities of ($2,945). Net cash flows used in operating activities was ($42,268) for the period from our inception on July 25, 2008 to March 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.   For the fiscal year ended March 31, 2012, net cash from financing activities was $0. For the fiscal year ended March 31, 2011, net cash from financing activities was $11,300, consisting of advances from a director. For the period from our inception on July 25, 2008 to March 31, 2012, net cash provided by financing activities was $42,300, consisting of $21,800 in proceeds that we received from issuances of common stock and $20,500 in advances from a director.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2012 and March 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetroTerra Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of PetroTerra Corp. (A Development Stage Company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and since inception on July 25, 2008 through March 31, 2012. PetroTerra Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroTerra Corp. (A Development Stage Company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and since inception on July 25, 2008 through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has earned no revenues since inception, has negative working capital at March 31, 2012, has incurred recurring losses and recurring negative cash flows from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 9, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Balance Sheets

Assets
	March 31,	March 31,
	2012	2011

Current Assets
Cash	$32	$2,982
Total Current Assets	32	2,982

Total Assets	$32	$2,982
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$2,095	$55
Loan from Director	32,665	20,500
Total Current Liabilities	34,760	20,555
Total Liabilities	$34,760	$20,555

Stockholders’ Equity (deficit)

Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issues and outstanding.	0	0
Common stock, $0.001par value, 200,000,000 shares authorized ; 106,048,000 shares issued and outstanding as at March 31, 2012; 153,280,000 as at March 31, 2011	106,048	153,280
Additional paid-in-capital	(84,088)	(131,480)
Deficit accumulated during the development stage	(56,688)	(39,373)
Total stockholders’ equity (deficit)	(34,728)	(17,573)
Total liabilities and stockholders’ equity (deficit)	$32	$2,982

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Operations

	Year Ended March 31, 2012	Year Ended March 31, 2011	From Inception on July 25, 2008 to March 31, 2012
Expenses
General and Administrative Expenses	$17,155	$10,436	$56,528
Compensation Consulting Fee Expense - Related	160		160
Net (loss) from Operation before Taxes	(17,315)	(10,436)	(56,688)
Provision for Income Taxes	0	0	0
Net (loss)	$(17,315)	$(10,436)	$(56,688)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	139,061,158	153,280,000
The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statement of Stockholders’ Deficit From Inception on July 25, 2008 to March 31, 2012
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on July 25, 2008
November 28, 2008
Common shares issued for cash at $0.00003125	28,800,000	$ 28,800	$ (27,900)	$ -	$ 900
December 4, 2008
Common shares issued for cash at $0.00003125	64,000,000	64,000	(62,000)	-	2,000
March 19, 2009
Common shares issued for cash at $0.00003125	60,480,000	60,480	(41,580)		18,900
Net (loss)				(1,238)	(1,238)
Balance as of March 31, 2009	153,280,000	153,280	(131,480)	(1,238)	20,562
Net (loss)				(27,699)	(27,699)
Balance as of March 31, 2010	153,280,000	153,280	(131,480)	(28,937)	(7,137)
Net (loss)				(10,436)	(10,436)
Balance as of March 31, 2011	153,280,000	153,280	(131,480)	(39,373)	(17,573)
December 14, 2011
Common shares cancelled	(47,744,000)	(47,744)	47,744	-	-
December 14, 2011 Common shares issued at $0.0003125	512,000	512	(352)	-	160
Net (loss)				(17,315)	(17,315)
Balance as of March 31, 2012	106,048,000	$ 106,048	$ (84,088)	$ (56,688)	$ (34,728)

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Cash Flows
	Year Ended March 31, 2012	Year Ended March 31, 2011	From Inception on July 25, 2008 to March 31, 2012
Operating Activities
Net (loss)	$(17,315)	$(10,436)	$(56,688)
Common stock Issued for Services	160	-	160
Accounts payables and accrued liabilities	2,040	(2,945)	2,095
Related Party Loans – paid directly to vendors on behalf of the Company	12,165	-	12,165
Net cash (used) for operating activities	(2,950)	(13,381)	(42,268)

Financing Activities
Loans from Director	-	11,300	20,500
Sale of common stock	-	-	21,800
Net cash provided by financing activities	-	11,300	42,300

Net increase (decrease) in cash and equivalents	(2,950)	(2,081)	32

Cash and equivalents at beginning of the period	2,982	5,063	-
Cash and equivalents at end of the period	$32	$2,982	$32

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activity
Common Stock Issued for Services	$160	$-	$160

The accompanying notes are an integral part of these financial statements

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2012

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through March 31, 2012 the Company has accumulated losses of $56,688.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $56,688 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity  of  three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates and Assumptions

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

d) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United  States dollar.

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Stock-based Compensation

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

f) Income Taxes

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

g) Basic and Diluted Loss Per Share

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

h) Fiscal Periods

The Company's fiscal year end is March 31.

i) Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date, and we do not believe any of these pronouncements will have a material impact on the company.

j) Revenue Recognition

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

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the years ended March 31, 2012 and 2011.

4. COMMON STOCK

Company’s authorized capital is 220,000,000 shares consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On January 3, 2012 the Company completed a forward stock split whereby every pre-split share of common stock is exchangeable for 32 shares of post-split common stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the stock split.

On November 28, 2008, the Company issued 28,800,000 post-split shares of common stock at a price of $0.00003125 per share for total cash proceeds of $900.

On December 4,  2008, the Company issued 64,000,000 post-split shares of common stock at a price of $0.00003125 per share for total cash proceeds of $2,000.

During the period December 10, 2008 to March 19, 2009, the Company issued 60,480,000 post-split shares of common stock at a price of $0.0003125 per share for total cash proceeds of $18,900.

During the period July 25, 2008  (inception)  to March 31, 2009, the Company  sold  a  total of 153,280,000 shares of common stock  for  total  cash proceeds  of  $21,800.

On December 14, 2011, in connection with the change in directors, two controlling shareholders cancelled an aggregate of 47,744,000 shares of Common Stock  which were returned to the status of authorized but unissued shares.

On the same day, 512,000 new common shares were issued to a director for services valued at $0.0003125 per share.

As of and March 31, 2012, the Company had 106,048,000 shares of common stock issued and outstanding.

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2012

5. INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $56,688 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2012

2012
Deferred tax assets:
Net operating loss carry forward	$ 17,315
Total deferred tax assets	6,060
Less: valuation allowance	(6,060)
Net deferred tax assets	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2011

2011
Deferred tax assets:
Net operating loss carry forward	$ 10,436
Total deferred tax assets	3,653
Less: valuation allowance	(3,653)
Net deferred tax assets	$ -

The valuation allowance for deferred tax assets as of March 31, 2012 was $6,060 compared to $3,653 as at March 31, 2011. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2012.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2012 and March 31, 2011:

	2012	2011
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2012

6. RELATED PARTY TRANSACTIONS

As of March 31, 2012 the total amount loaned to the company by a director was $32,665. The loan is non-interest bearing, due upon demand and unsecured.

7. SUBSEQUENT EVENT

The Company has evaluated subsequent events from March 31, 2012  through the filing date of these financial statements and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Ms. Larysa Dekhtyaruk,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  March  31, 2012.  Based  on  that evaluation,  Ms. Dekhtyaruk concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
190 Dzerjinskogo St., Ovidiopol Odesska obl., 67801, Ukraine

Biographical Information and Background of officers and directors

Since our inception on July 25, 2008, Larysa Dekhtyaruk has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer and member of our board of directors.  In 2004, Ms. Larysa Dekhtyaruk completed a government certified course as a Foster Home Operator. Since 2004, she managed a foster home and provided care for orphan children. Ms.Dekhtyaruk holds a Bachelor degree in chemistry from University of Odessa and is fluent in English, Russian and Ukrainian languages.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending March 31, 2012 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

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

CHANGE OF CONTROL

As of March 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2012 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Villay Asset Management LLC	11,264,000	10.62%
Common Stock	Newbridge Equipment and Controls	11,264,000	10.62%
Common Stock	Alejandro Moreno	10,560,000	9.96%
Common Stock	EPS Holdings Limited	10,560,000	9.96%
Common Stock	Directors and officers as a group consisting of one person	0	0%

The percent of class is based on 106,048,000 shares of common stock issued and outstanding as of the date of this annual report.

The above-noted shareholders acquired their positions pursuant to a share purchase agreement with our president, Larysa Dekhtyaruk and our former director, Artem Kruk. One of the conditions of the share purchase agreement was that the purchasing shareholders facilitate our acquisition of certain assets, which did not transpire. Accordingly, as of the date of this Annual Report, the purchasing shareholders were in the process of transferring the noted shares back to Dekhtyaruk.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 14, 2011, a change in control of Loran Connection Corp (the “Company”) occurred. Two controlling shareholders cancelled an aggregate of 1,492,000 shares of Common Stock, which were returned to the status of authorized but unissued shares. Ms. Larysa Dekhtyaruk, a director, principal officer and a principal shareholder ("Dekhtyaruk"), cancelled 463,000 shares and Mr. Artem Kruk, a director and a principal shareholder (“Kruk”) cancelled 1,029,000 shares. Contemporaneous with the cancellation of those shares, Dekhtyaruk sold four hundred thirty seven thousand (437,000) shares, representing 13.25% of the issued and outstanding shares of Common Stock of the Company and Kruk sold nine hundred seventy one thousand (971,000) shares, representing 29.44% of the issued and outstanding Common Stock of the Company in a private transaction.  (Dekhtyaruk and Kruk are collectively referred to as the "Selling Shareholders").

The closing of the purchase and sale of stock transaction occurred on December 14, 2011. On the date of the closing, the Selling Shareholders owned 1,408,000 shares of Common Stock (after giving effect to the cancellation of the 1,492,000 returned shares) from a total of 3,298,000 shares outstanding.   The Selling Shareholders owned 60.54% of all of the voting securities of the Company prior to the transaction.  At the close of the transaction, the Selling Shareholders divested their entire 60.54% of the total voting securities of the Company, resulting in Dekhtyaruk and Kruk as Selling Shareholders having no ownership or percent of the voting securities.

One of the conditions of the share purchase agreement was that the purchasing shareholders facilitate our acquisition of certain assets, which did not transpire. Accordingly, as of the date of this Annual Report, the purchasing shareholders were in the process of transferring the noted shares back to Dekhtyaruk.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended March 31, 2012, we incurred  approximately $9,915  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended March 31, 2011 and for the reviews of our financial statements for the quarters ended June 30, 2011, September 30, 2011  and December 31, 2011.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1    Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROTERRA CORP.
Dated: July 12, 2012	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer