Form 10-Q
period 2012-06-30
PETROTERRA CORP.
filed 2012-08-20
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 20, 2012
Common Stock, $0.001	106,048,000

PETROTERRA CORP.

Form 10-Q

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Balance Sheets

Assets
	June 30,	March 31,
	2012	2012

Current Assets
Cash and Cash Equivalents	$32	$32
Total Current Assets	32	32

Total Assets	$32	$32
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$2,095	$2,095
Loan from Director	37,815	32,665
Total Current Liabilities	39,910	34,760
Total Liabilities	$39,910	$34,760

Stockholders’ Equity (deficit)

Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issues and outstanding.	0	0
Common stock, $0.001par value, 200,000,000 shares authorized ; 106,048,000 shares issued and outstanding	106,048	106,048
Additional paid-in-capital	(84,088)	(84,088)
Deficit accumulated during the development stage	(61,838)	(56,688)
Total stockholders’ equity (deficit)	(39,878)	(34,728)
Total liabilities and stockholders’ equity (deficit)	$32	$32

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Operations

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	From Inception on July 25, 2008 to June 30, 2012
Expenses
General and Administrative Expenses	$5,150	$3,703	$61,678
Compensation Consulting Fee Expense - Related	-		160
Net (loss) from Operation before Taxes	(5,150)	(3,703)	(61,838)
Provision for Income Taxes	0	0	0
Net (loss)	$(5,150)	$(3,703)	$(61,838)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	106,048,000	153,280,000
The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Cash Flows
	Three months Ended June 30, 2012	Three months Ended June 30, 2011	From Inception on July 25, 2008 to June 30, 2012
Operating Activities
Net (loss)	$(5,150)	$(3,703)	$(61,838)
Common stock Issued for Services	-	-	160
Accounts payables and accrued liabilities	-	1,384	2,095
Related Party Loans – paid directly to vendors on behalf of the Company	5,150	-	17,315
Net cash (used) for operating activities	-	(2,319)	(42,268)

Financing Activities
Loans from Director	-	-	20,500
Sale of common stock	-	-	21,800
Net cash provided by financing activities	-	-	42,300

Net increase (decrease) in cash and equivalents	-	(2,319)	32

Cash and equivalents at beginning of the period	32	2,982	-
Cash and equivalents at end of the period	$32	$663	$32

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activity
Common Stock Issued for Services	$-	$-	$160

The accompanying notes are an integral part of these financial statements

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2012

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through June 30, 2012 the Company has accumulated losses of $61,838.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $61,838 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The company’s cash is petty cash in the possession of the sole director of the Company.

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

June 30, 2012

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

June 30, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period July 25, 2008  (inception)  to June 30, 2012.

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

As of and June 30, 2012, the Company had 106,048,000 shares of common stock issued and outstanding.

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2012

5. INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $61,838 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. RELATED PARTY TRANSACTIONS

As of June 30, 2012 the total amount loaned to the company by a director was $37,815. The loan is non-interest bearing, due upon demand and unsecured.

7. SUBSEQUENT EVENT

The Company has evaluated subsequent events from June 30, 2012  through the filing date of these financial statements and has determined that there are no items to disclose.

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

Three Month Period Ended June 30, 2012 Compared to the Three Month Period Ended June 30, 2011.

Our net loss for the three month period ended June 30, 2012 was $5,150 compared to a net loss of $3,703 during the three month period ended June 30, 2011. During the three month period ended June 30, 2012, we did not generate any revenue.

During the three month period ended June 30, 2012, we incurred general and administrative expenses of $5,150 compared to $3,703 incurred during the three month period ended June 30, 2011. General and administrative expenses incurred during the three month period ended June 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 106,048,000 for the three month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2012

As at June 30, 2012, our current assets were $32 compared to $32 in current assets at March 31, 2012. As at June 30, 2012, our current liabilities were $39,910. Current liabilities were comprised of $37,815 in loan from director and $2,095 in accounts payable.

Stockholders’ deficit increased from $34,728 as of March 31, 2012 to $39,878 as of June 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2012, net cash flows used in operating activities was $5,150 consisting of a net loss of $5,150. For the three month period ended June 30, 2011, net cash flows used in operating activities was $2,319 consisting of a net loss of $3,703 and accounts payables and accrued liabilities of $1,384. Net cash flows used in operating activities was $42,268 for the period from inception (July 25, 2008) to June 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended June 30, 2012, we have not generated cash provided by financing activities. For the period from inception (July 25, 2008) to June 30, 2012, net cash provided by financing activities was $42,300 received from proceeds from issuance of common stock and loan from director.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1  Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROTERRA CORP.
Dated: August 20, 2012	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer