Form 10-Q
period 2012-09-30
PETROTERRA CORP.
filed 2012-11-16
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 16, 2012
Common Stock, $0.001	106,048,000

PETROTERRA CORP.

Form 10-Q

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Balance Sheets
(Unaudited)
Assets
	September 30,	March 31,
	2012	2012

Current Assets
Cash and Cash Equivalents	$32	$32
Total Current Assets	32	32

Total Assets	$32	$32
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$3,595	$2,095
Loan from Director	40,565	32,665
Total Current Liabilities	44,160	34,760
Total Liabilities	$44,160	$34,760

Stockholders’ Equity (deficit)

Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issues and outstanding.	0	0
Common stock, $0.001par value, 200,000,000 shares authorized ; 106,048,000 shares issued and outstanding	106,048	106,048
Additional paid-in-capital	(84,088)	(84,088)
Deficit accumulated during the development stage	(66,088)	(56,688)
Total stockholders’ equity (deficit)	(44,128)	(34,728)
Total liabilities and stockholders’ equity (deficit)	$32	$32

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Operations (Unaudited)

	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Six months Ended September 30, 2012	Six months Ended September 30, 2011	From Inception on July 25, 2008 to September 30, 2012
Expenses
General and Administrative Expenses	$4,250	$ 2,095	$ 9,400	$ 5,798	$ 65,928
Compensation Consulting Fee Expense - Related	-	-	-	-	160
Net (loss) from Operation before Taxes	(4,250)	(2,095)	(9,400)	(5,798)	(66,088)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$(4,250)	$ (2,095)	$ (9,400)	$ (5,798)	$ (66,088)
(Loss) per common share – Basic and diluted	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	106,048,000	153,280,000	106,048,000	153,280,000
The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six months Ended September 30, 2012	Six months Ended September 30, 2011	From Inception on July 25, 2008 to September 30, 2012
Operating Activities
Net (loss)	$(9,400)	$(5,798)	$(66,088)
Common stock Issued for Services	-	-	160
Accounts payables and accrued liabilities	1,500	(55)	3,595
Related Party Loans – paid directly to vendors on behalf of the Company	7,900	-	20,065
Net cash (used) for operating activities	-	(5,853)	(42,268)

Financing Activities
Loans from Director	-	2,940	20,500
Sale of common stock	-	-	21,800
Net cash provided by financing activities	-	2,940	42,300

Net increase (decrease) in cash and equivalents	-	(2,913)	32

Cash and equivalents at beginning of the period	32	2,982	-
Cash and equivalents at end of the period	$32	$68	$32

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activity
Common Stock Issued for Services	$-	$-	$160

The accompanying notes are an integral part of these financial statements

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2012

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through September 30, 2012 the Company has accumulated losses of $66,088.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $66,088 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

September 30, 2012

(Unaudited)

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

September 30, 2012

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period July 25, 2008  (inception)  to September 30, 2012.

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

As of and September 30, 2012, the Company had 106,048,000 shares of common stock issued and outstanding.

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2012

(Unaudited)

5. INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $66,088 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. RELATED PARTY TRANSACTIONS

As of September 30, 2012 the total amount loaned to the company by a director was $40,565. The loan is non-interest bearing, due upon demand and unsecured.

7. SUBSEQUENT EVENT

The Company has evaluated subsequent events from September 30, 2012  through the filing date of these financial statements and has determined that there are no items to disclose.

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

Six Month Period Ended September 30, 2012 Compared to the Six Month Period Ended September 30, 2011.

Our net loss for the Six month period ended September 30, 2012 was $9,400 compared to a net loss of $5,798 during the Six month period ended September 30, 2011. During the Six month period ended September 30, 2012, we did not generate any revenue.

During the Six month period ended September 30, 2012, we incurred general and administrative expenses of $9,400 compared to $5,798 incurred during the Six month period ended September 30, 2011. General and administrative expenses incurred during the Six month period ended September 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 106,048,000 for the Six month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2012

As at September 30, 2012, our current assets were $32 compared to $32 in current assets at March 31, 2012. As at September 30, 2012, our current liabilities were $44,160. Current liabilities were comprised of $40,565 in loan from director and $3,595 in accounts payable.

Stockholders’ deficit increased from $34,728 as of March 31, 2012 to $44,128 as of September 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Six month period ended September 30, 2012, net cash flows used in operating activities was $7,900 consisting of a net loss of $9,400 and $1,500 in accounts payables and accrued liabilities. For the Six month period ended September 30, 2011, net cash flows used in operating activities was $5,853 consisting of a net loss of $5,798 and accounts payables and accrued liabilities of $55. Net cash flows used in operating activities was $42,268 for the period from inception (July 25, 2008) to September 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six month period ended September 30, 2012, we have not generated cash provided by financing activities. For the period from inception (July 25, 2008) to September 30, 2012, net cash provided by financing activities was $42,300 received from proceeds from issuance of common stock and loan from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PETROTERRA CORP.
Dated: November 16, 2012	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer