Form 10-K
period 2013-03-31
PETROTERRA CORP.
filed 2013-07-17
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2013

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

As of July 16, 2013, the registrant had 106,048,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 16, 2013.

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

Our net loss for the fiscal year ended March 31, 2013 was $15,547 compared to a net loss of $17,315 during the fiscal year ended March 31, 2012. During fiscal year ended March 31, 2013, we did not generated any revenue.

During the fiscal year ended March 31, 2013, we incurred expenses of $15,547 compared to $17,315 incurred during fiscal year ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we didn’t have any assets and our total liabilities were $50,275. As of March 31, 2013, total liabilities were comprised of $5,585 in accounts payable and accrued liabilities and of $44,690 in advances from a director. Stockholders’ deficit decreased from ($34,728) as of March 31, 2012 to ($50,275) as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2013, net cash flows used in operating activities was $32 consisting of a net loss of $15,547, accounts payables and accrued liabilities of $3,490 and related party loans paid directly to vendors on the Company’s behalf of $12,025. For the fiscal year ended March 31, 2012, net cash flows used in operating activities was $2,950 consisting of a net loss of $17,315, which was adjusted for the following non-cash items: common stock issued for services of $160, accounts payables and accrued liabilities of $2,040 and related party loans paid directly to vendors on the Company’s behalf of $12,165.Net cash flows used in operating activities was $42,300 for the period from our inception on July 25, 2008 to March 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.   For the fiscal year ended March 31, 2013 and 2012, net cash from financing activities was $0. For the period from our inception on July 25, 2008 to March 31, 2013, net cash provided by financing activities was $42,300, consisting of $21,800 in proceeds that we received from issuances of common stock and $20,500 in advances from a director.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2013 and March 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetroTerra Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of PetroTerra Corp. (A Development Stage Company) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and since inception on July 25, 2008 through March 31, 2013. PetroTerra Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroTerra Corp. (A Development Stage Company) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and since inception on July 25, 2008 through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 9, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PETROTERRA CORP. (A Development Stage Company) Balance Sheets

Assets
	March 31,	March 31,
	2013	2012

Current Assets
Cash and Cash Equivalents	$0	$32
Total Current Assets	0	32

Total Assets	$0	$32
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$5,585	$2,095
Loan from Director	44,690	32,665
Total Current Liabilities	50,275	34,760
Total Liabilities	$50,275	$34,760

Stockholders’ Equity (deficit)

Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issues and outstanding.	0	0
Common stock, $0.001par value, 200,000,000 shares authorized ; 106,048,000 shares issued and outstanding	106,048	106,048
Additional paid-in-capital	(84,088)	(84,088)
Deficit accumulated during the development stage	(72,235)	(56,688)
Total stockholders’ equity (deficit)	(50,275)	(34,728)
Total liabilities and stockholders’ equity (deficit)	$0	$32

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (A Development Stage Company) Statements of Operations

	Year Ended March 31, 2013	Year Ended March 31, 2012	From Inception on July 25, 2008 to March 31, 2013
Expenses
General and Administrative Expenses	$15,547	$ 17,155	$ 72,075
Compensation Consulting Fee Expense - Related	-	160	160
Net (loss) from Operation before Taxes	(15,547)	(17,315)	(72,235)
Provision for Income Taxes	0	0	0
Net (loss)	$(15,547)	$ (17,315)	$ (72,235)
(Loss) per common share – Basic and diluted	$(0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	106,048,000	139,061,158
The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (A Development Stage Company) Statement of Stockholders’ Deficit From Inception on July 25, 2008 to March 31, 2013
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on July 25, 2008
November 28, 2008
Common shares issued for cash at $0.00003125	28,800,000	$ 28,800	$ (27,900)	$ -	$ 900
December 4, 2008
Common shares issued for cash at $0.00003125	64,000,000	64,000	(62,000)	-	2,000
March 19, 2009
Common shares issued for cash at $0.00003125	60,480,000	60,480	(41,580)		18,900
Net (loss)				(1,238)	(1,238)
Balance as of March 31, 2009	153,280,000	153,280	(131,480)	(1,238)	20,562
Net (loss)				(27,699)	(27,699)
Balance as of March 31, 2010	153,280,000	153,280	(131,480)	(28,937)	(7,137)
Net (loss)				(10,436)	(10,436)
Balance as of March 31, 2011	153,280,000	153,280	(131,480)	(39,373)	(17,573)
December 14, 2011
Common shares cancelled	(47,744,000)	(47,744)	47,744	-	-
December 14, 2011 Common shares issued at $0.0003125	512,000	512	(352)	-	160
Net (loss)				(17,315)	(17,315)
Balance as of March 31, 2012	106,048,000	106,048	$ (84,088)	(56,688)	(34,728)
Net (loss)				(15,547)	(15,547)
Balance as of March 31, 2013	106,048,000	$ 106,048	$ (84,088)	$ (72,235)	$ (50,275)

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP. (formerly Loran Connection Corp.) (A Development Stage Company) Statements of Cash Flows
	Year Ended March 31, 2013	Year Ended March 31, 2012	From Inception on July 25, 2008 to March 31, 2013
Operating Activities
Net (loss)	$(15,547)	$(17,315)	$(72,235)
Common stock Issued for Services	-	160	160
Accounts payables and accrued liabilities	3,490	2,040	5,585
Related Party Loans – paid directly to vendors on behalf of the Company	12,025	12,165	24,190
Net cash (used) for operating activities	(32)	(2,950)	(42,300)

Financing Activities
Loans from Director	-	-	20,500
Sale of common stock	-	-	21,800
Net cash provided by financing activities	-	-	42,300

Net increase (decrease) in cash and equivalents	(32)	(2,950)	0

Cash and equivalents at beginning of the period	32	2,982	-
Cash and equivalents at end of the period	$0	$32	$0

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activity
Common Stock Issued for Services	$-	$-	$160

The accompanying notes are an integral part of these financial statements

PETROTERRA CORP.

 (A Development Stage Company)

Notes To The Financial Statements

March 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and intends to organize individual and group tourism as well as business support in Ukraine. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on July 25, 2008 through March 31, 2013 the Company has accumulated losses of $72,235.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $72,235 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

 (A Development Stage Company)

Notes To The Financial Statements

March 31, 2013

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

 (A Development Stage Company)

Notes To The Financial Statements

March 31, 2013

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k) Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period July 25, 2008  (inception)  to March 31, 2013.

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

As of and March 31, 2013, the Company had 106,048,000 shares of common stock issued and outstanding.

PETROTERRA CORP.

 (A Development Stage Company)

Notes To The Financial Statements

March 31, 2013

5. INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $72,235 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2013

2013
Deferred tax assets:
Net operating loss carry forward	$ 72,235
Total deferred tax assets	25,282
Less: valuation allowance	(25,282)
Net deferred tax assets	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2012

2012
Deferred tax assets:
Net operating loss carry forward	$ 56,688
Total deferred tax assets	19,841
Less: valuation allowance	(19,841)
Net deferred tax assets	$ -

The valuation allowance for deferred tax assets as of March 31, 2013 was $25,282 compared to 19,841 as at March 31, 2012. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2013.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2013 and March 31, 2012:

	2013	2012
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

6. RELATED PARTY TRANSACTIONS

As of March 31, 2013 the total amount loaned to the company by a director was $44,690. The loan is non-interest bearing, due upon demand and unsecured.

7. SUBSEQUENT EVENT

The Company has evaluated subsequent events from March 31, 2013  through the filing date of these financial statements and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Ms. Larysa Dekhtyaruk,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  March  31, 2013.  Based  on  that evaluation,  Ms. Dekhtyaruk concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending March 31, 2013 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Larysa Dekhtyaruk	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

CHANGE OF CONTROL

As of March 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2013 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended March 31, 2013, we incurred  approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended March 31, 2012 and for the reviews of our financial statements for the quarters ended June 30, 2012, September 30, 2012  and December 31, 2012.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1    Consent of Independent Registered Public Accounting Firm

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

PETROTERRA CORP.
Dated: July 16, 2013	By: /s/ Larysa Dekhtyaruk
Larysa Dekhtyaruk, President and Chief Executive Officer and Chief Financial Officer