Form 10-Q
period 2013-09-30
PETROTERRA CORP.
filed 2013-11-14
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-159517

PETROTERRA CORP.

(Exact name of registrant as specified in its charter)

Nevada	7380	26-3106763
(State or jurisdiction of incorporation	Primary Standard Industrial	IRS Employer
or organization)	Classification Code Number	Identification Number

607 28 1/4 Road

Suite 115

Grand Junction, CO 81506

(Address of principal executive offices)

970-683-5415

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[  ] No[  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2013
Common Stock, $0.001	126,048,000

PETROTERRA CORP.

Form 10-Q

2

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PETROTERRA CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2013	March 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$4,290	$5,585
Loan from Director	51,525	44,690

Total Current Liabilities	55,815	50,275

Total Liabilities	$55,815	$50,275

Stockholders’ Equity (deficit)

Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issues and outstanding.	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 106,048,000 shares issued and outstanding	106,048	106,048
Additional paid-in-capital	(84,088)	(84,088)
Deficit accumulated during the development stage	(77,775)	(72,235)

Total stockholders’ equity (deficit)	(55,815)	(50,275)

Total liabilities and stockholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three months Ended September 30, 2013	Three months Ended September 30, 2012	Six months Ended September 30, 2013	Six months Ended September 30, 2012	From Inception on July 25, 2008 to September 30, 2013
Expenses
General and Administrative Expenses	$1,500	4,250	5,540	$9,400	$77,615
Compensation Consulting Fee Expense - Related	-	-	-	-	160
Net (loss) from Operation before Taxes	(1,500)	(4,250)	(5,540)	(9,400)	(77,775)
Provision for Income Taxes	0	0	0	0
Net (loss)	$(1,500)	(4,250)	(5,540)	(9,400)	$(77,775)
(Loss) per common share – Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	106,048,000	106,048,000	106,048,000	106,048,000

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(formerly Loran Connection Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six months Ended September 30, 2013	Six months Ended September 30, 2012	From Inception on July 25, 2008 to September 30, 2013
Operating Activities
Net (loss)	$(5,540)	$(9,400)	$(77,775)
Common stock Issued for Services	-		160
Accounts payables and accrued liabilities	(1,295)	1,500	4,290
Related Party Loans – paid directly to vendors on behalf of the Company	6,835	7,900	31,025

Net cash (used) for operating activities	-	-	(42,300)

Financing Activities
Loans from Director	-	-	20,500
Sale of common stock	-	-	21,800

Net cash provided by financing activities	-	-	42,300

Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents at beginning of the period	-	32	-

Cash and equivalents at end of the period	$-	$32	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activity
Common Stock Issued for Services	$-	$-	$160

The accompanying notes are an integral part of these financial statements

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2013

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily within the United States. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on July 25, 2008 through September 30, 2013 the Company has accumulated losses of $77,775.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $77,775 as of September 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2013 and notes thereto included in the Company’s Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2013

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fiscal Periods

The Company’s fiscal year end is March 31.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date, and we do not believe any of these pronouncements will have a material impact on the company.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue recognition (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2013

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period July 25, 2008 (inception) to September 30, 2013.

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

As of and September 30, 2013, the Company had 106,048,000 shares of common stock issued and outstanding.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2013

(Unaudited)

5. INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $77,775 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. RELATED PARTY TRANSACTIONS

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of September 30, 2013 and March 31, 2013, the total amount loaned to the company by a director was $51,525 and $44,690, respectively. The loan is non-interest bearing, due upon demand and unsecured.

7. SUBSEQUENT EVENT

The Company has evaluated subsequent events from September 30, 2013 through the filing date of these financial statements became available to issue. There are no significant subsequent events, except as disclosed below;

On October 2, 2013, Mr. John Barton purchased 43.0% of the issued and outstanding shares of the Company from previous shareholders. Concurrently with Mr. Barton’s purchase, the Board of Directors of the Company determined that it was in the best interest of the Company to settle a portion of an outstanding loan from Mr. Barton to the Company and the remaining loan balances were canceled. In exchange for the settlement of $20,000 of the outstanding debt, the Company issued Mr. Barton 20,000,000 shares of Common Stock. Upon completion of the two above transactions, Mr. Barton became the beneficial owner of 52.01% of the issued and outstanding shares of the Company.

On November 1, 2013, the Company entered into securities purchase agreements with an investor, as defined in Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 150,000 shares of the Company’s common stock for gross proceeds of $75,000.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

PETROTERRA CORP. (“the Company”) (formerly Loran Connection Corp.) was incorporated under the laws of the State of Nevada, U.S. on July 25, 2008. Our registration statement was filed with the Securities and Exchange Commission on May 28, 2009 and was declared effective on October 28, 2009.

We are currently a development stage company that plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily in the United States.

CURRENT BUSINESS OPERATIONS

The Company plans to concentrate its development efforts on domestic focused assets, specifically in the United States for potential access to oil and unconventional gas reserves and the availability of technological improvements. Apart from the above-mentioned prospect we have not started our planned business operations. To date our operations have primarily been devoted to forming the entity and developing our business plan.

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

Six Month Period Ended September 30, 2013 Compared to the Six Month Period Ended September 30, 2012.

Our net loss for the six month period ended September 30, 2013 was $5,540 compared to a net loss of $9,400 during the six month period ended September 30, 2012. During the six month period ended September 30, 2013, we did not generate any revenue.

During the six month period ended September 30, 2013, we incurred general and administrative expenses of $5,540 compared to $9,400 incurred during the six month period ended September 30, 2012. General and administrative expenses incurred during the six month period ended September 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 106,048,000 for the six month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Six month Period Ended September 30, 2013

As at September 30, 2013, the Company had no assets compared to $32 on September 30, 2012. As at September 30, 2013, our current liabilities were $55,815. Current liabilities were comprised of $51,525 in loan from director and $4,290 in accounts payable.

Stockholders’ deficit increased from $50,275 as of March 31, 2013 to $55,815 as of September 30, 2013.

Securities Purchase Agreement

On November 1, 2013, the Company entered into securities purchase agreements with an investor, as defined in Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 150,000 shares of the Company’s common stock for gross proceeds of $75,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2013, net cash flows used in operating activities was $0 consisting of a net loss of $5,540, an increase of $1,295 in accounts payables and accrued liabilities and related party loans paid directly to vendors on the Company’s behalf of $6,835. For the six month period ended September 30, 2012, net cash flows used in operating activities was $0 consisting of a net loss of $9,400 and related party loans paid directly to vendors on the Company’s behalf of $7,900. Net cash flows used in operating activities was $42,300 for the period from inception (July 25, 2008) to September 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six month period ended September 30, 2013, we have not generated cash provided by financing activities. For the period from inception (July 25, 2008) to September 30, 2013, net cash provided by financing activities was $42,300 received from proceeds from issuance of common stock and loan from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our only officer as Chief Executive Officer and as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2013. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effectiveas of September 30, 2013 because of the items set forth below:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management’sreport in this quarterly report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

* Filed Herewith

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROTERRA CORP.

Dated: November 14, 2013	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer

