Form 10-Q
period 2013-12-31
PETROTERRA CORP.
filed 2014-02-19
CIK 1463208

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-159517

PETROTERRA CORP.

(Exact name of registrant as specified in its charter)

Nevada	7380	26-3106763
(State or jurisdiction of	Primary Standard Industrial	IRS Employer
incorporation or organization)	Classification Code Number	Identification Number

607 28 1/4 Road
Suite 115
Grand Junction, CO 81506
(Address of principal executive offices)

970-683-5415
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2014
Common Stock, $0.001	63,499,000

PETROTERRA CORP.

Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETROTERRA CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31, 2013	March 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$33,772	$-
Other	3,500	-

Total Current Assets	37,272	-

Oil & Gas Exploration	350,000	-

Fixed Assets, net of accumulated depreciation of $44 and $0 as of December 31, 2013 and March 31, 2013, respectively	1,556	-

Website, net of accumulated amortization of $542 and $0 as of December 31, 2013 and March 31, 2013, respectively	28,711	-

Total Assets	$417,539	$-

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$37,743	$5,585
Accrued payroll, director	10,000	-
Loan from Director	9,322	44,690

Total Current Liabilities	57,065	50,275

Total Liabilities	$57,065	$50,275

Stockholders’ Equity (deficit)

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issues and outstanding as of December 31, 2013 and March 31, 2013, respectively.	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 63,499,000 and 53,024,000 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	63,499	53,024
Additional paid-in-capital	484,986	(31,064)
Deficit accumulated during the development stage	(188,011)	(72,235)

Total stockholders’ equity (deficit)	360,474	(50,275)

Total liabilities and stockholders’ equity (deficit)	$417,539	$-

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three months Ended December 31, 2013	Three months Ended December 31, 2012	Nine months Ended December 31, 2013	Nine months Ended December 31, 2012	From Inception on July 25, 2008 to December 31, 2013
Expenses
General and Administrative Expenses	$110,236	2,750	115,776	$12,150	$187,851
Compensation Consulting Fee Expense - Related	-	-	-	-	160
Net (loss) from Operation before Taxes	(110,236)	(2,750)	(115,776)	(12,150)	(188,011)
Provision for Income Taxes	0	0	0	0
Net (loss)	$(110,236)	(2,750)	(115,776)	(12,150)	$(188,011)
(Loss) per common share – Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	62,986,500	53,024,000	56,356,909	53,024,000

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine months Ended December 31, 2013	Nine months Ended December 31, 2012	From Inception on July 25, 2008 to December 31, 2013
Operating Activities
Net (loss)	$(115,776)	$(12,150)	$(188,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock Issued for Services	-		160
Depreciation and amortization expense	586	-	586

Changes in assets and liabilities:

Other receivables	(3,500)	-	(3,500)
Accounts payables and accrued liabilities	32,158	1,500	37,743
Accrued payroll, Director	10,000	-	10,000
Related Party Loans – paid directly to vendors on behalf of the Company	16,157	10,650	40,347

Net cash (used) for operating activities	(60,375)	-	(102,675)

Investing Activities
Investment in Oil & Gas Exploration	(100,000)	-	(100,000)
Investment in fixed assets and website	(30,853)	-	(30,853)

Net cash used in investing activities	(130,853)	-	(130,853)

Financing Activities
Loans from Director	-	-	20,500
Sale of common stock	225,000	-	246,800

Net cash provided by financing activities	225,000	-	267,300

Net increase (decrease) in cash and equivalents	33,772	-	33,772

Cash and equivalents at beginning of the period	-	32	-

Cash and equivalents at end of the period	$33,772	$32	$33,772

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activity
Common Stock Issued for Services	$-	$-	$160
Conversion of debt to equity	$51,525	$-	$51,525

The accompanying notes are an integral part of these financial statements

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2013

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company is in the development stage as defined under Accounting Codification Standard or ACS, Development Stage Entities (“ASC-915”) and plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily within the United States. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on July 25, 2008 through December 31, 2013, the Company has accumulated losses of $188,011.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $188,011 as of December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

These statements reflect all adjustments, including of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2013 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made and all adjustments are of a normal recurring nature.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2013

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Split

On December 18, 2013, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 2 (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, the Company’s authorized shares of common stock were decreased from 200,000,000 to 100,000,000 shares and its authorized shares of preferred stock were decreased from 20,000,000 to 10,000,000 shares. Upon the effectiveness of the Reverse Stock Split, which occurred on December 20, 2013, the Company’s issued and outstanding shares of common stock was decreased from 126,698,000 to 63,349,000 shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the Reverse Stock Split.

Stock-based Compensation

In September 2009, the FASB issued ASC-718, “Stock Compensation”. ASC-718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under ASC-718, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Fiscal Periods

The Company’s fiscal year end is March 31.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date, and we do not believe any of these pronouncements will have a material impact on the Company.

Revenue Recognition

The Company will recognize revenue in accordance with ACS - 605, “Revenue recognition”, ASC-605 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Oil and Gas

The Company complies with ASC 932, “Extractive Activities - Oil and Gas”. The Company has capitalized exploratory well costs, and has determined that there are no suspended well costs that should be impaired. The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred.

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the nine months ended December 31, 2013 and 2012 totaled $542 and $0, respectively.

Equipment

Equipment is recorded at cost.  Depreciation is computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related asset.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period July 25, 2008 (inception) to December 31, 2013.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2013

(Unaudited)

4. ACQUISITION OF OIL AND GAS PROPERTIES

On November 18, 2013, the Company entered into an assignment of lease (the “Agreement”) whereby Ardmore Investments Inc. (“Ardmore”) assigned to us its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer Oil and Gas (“Pioneer”) involving the sale of 5,905.54 acres of oil and gas leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah, respectively, and currently owned by Pioneer (the “Leases”). Per the terms of the Agreement, we issued to Ardmore 500,000 shares of our common stock on November 18, 2013, and, in order to complete the assignment contemplated by the Agreement, we will issue to Ardmore an additional 500,000 shares of our common stock upon the transfer to us of ownership in the Leases which must occur on or before April 12, 2014. Furthermore, on December 12, 2013, the Company made an installment payment of $100,000 to Pioneer with two additional $100,000 installment payments required on February 12, 2014 and April 12, 2014. Upon completion of the final installment the leases will be conveyed to the Company.

Due to the lack of an active market of the Company’s common stock, the fair value of the common stock transferred was determined based on the price at which the Company’s shares were being sold in a private placement active during the time period.

5. COMMON STOCK

The Company’s authorized capital is 110,000,000 shares consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, both with a par value of $0.001 per share.

This gives effect to the Company 32 for 1 forward stock split that was effected on January 3, 2012 and the Company’s subsequent Reverse Stock Split. All share and per share information has been restated in this Quarterly Report to retroactively show the effect of the two stock splits.

On November 28, 2008, the Company issued 14,400,000 reverse split shares of common stock at a price of $0.0000625 per share for total cash proceeds of $900.

On December 4, 2008, the Company issued 32,000,000 reverse split shares of common stock at a price of $0.0000625 per share for total cash proceeds of $2,000.

During the period December 10, 2008 to March 19, 2009, the Company issued 30,240,000 reverse split shares of common stock at a price of $0.000625 per share for total cash proceeds of $18,900.

On December 14, 2011, in connection with a change in the Company’s directors, two controlling stockholders cancelled an aggregate of 23,872,000 shares of common stock. On the same day, 256,000 shares of common stock were issued to a director for services rendered. The common stock was valued at $0.000625 per share.

On October 2, 2013, John Barton purchased 43.0% of the issued and outstanding shares of the Company from previous stockholders. Concurrently with Mr. Barton’s purchase, the Board of Directors of the Company determined that it was in the best interest of the Company to settle a portion of an outstanding loan from Mr. Barton to the Company in the period ending December 31, 2013. In exchange for the settlement of the outstanding debt, the Company issued Mr. Barton 10,000,000 shares of common stock. Upon completion of the above transactions, Mr. Barton became the beneficial owner of 52.01% of the issued and outstanding shares of common stock of the Company.

On November 1, 2013, the Company sold a total of 150,000 shares of common stock for gross proceeds of $75,000.

On November 20, 2013, the Company issued 500,000 shares of common stock in conjunction with a land lease assignment with a value of $250,000.

On December 19, 2013, the Company sold a total of 300,000 shares of common stock for gross proceeds of $150,000.

As of and December 31, 2013, the Company had 63,499,000 shares of common stock issued and outstanding.

6. INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $188,011 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2013

(Unaudited)

7. RELATED PARTY TRANSACTIONS

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2013 and March 31, 2013, the total amount loaned to the Company by a director was $9,322 and $44,690, respectively. The loan is non-interest bearing, due upon demand and unsecured.

On October 2, 2013, the Company settled an outstanding loan with a principal amount of $20,000 due to the Company’s chief executive officer in exchange for 10,000,000 shares of common.

For the period from October 2, 2013 through December 31, 2013, the Company has paid its chief executive officer $20,000 in compensation and he has accrued an additional $10,000.

8. COMMITMENTS AND CONTINGENCIES

Land Lease Agreements

As detailed in the “Acquisition of Oil and Gas Properties” - Note 4, the Company is obligated to issue Ardmore Investments an additional 500,000 shares of common stock upon the transfer of ownership of the Leases on or before April 12, 2014. Furthermore, installment payments are due to Pioneer in the amount of $100,000 on February 12, 2014 and April 12, 2014. Upon completion of the final installment the leases will be conveyed to the Company.

9. SUBSEQUENT EVENT

The Company has evaluated subsequent events from December 31, 2013 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

Securities Purchase Agreement

On February 14, 2014, the Company entered into securities purchase agreement with an investor pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 200,000 shares of the Company’s common stock for gross proceeds of $150,000.

Land lease installment

The Company made an installment payment of $100,000 to Pioneer on February 12, 2014 as detailed in the “Acquisition of Oil and Gas Properties” - Note 4.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company incorporated under the laws of the State of Nevada, on July 25, 2008. Our registration statement was filed with the Securities and Exchange Commission on May 28, 2009 and was declared effective on October 28, 2009.

We are a development stage company that plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily in the United States.

CURRENT BUSINESS OPERATIONS

The Company plans to concentrate its development efforts on early stage onshore oil and gas opportunities in North America, for potential access to oil and unconventional gas reserves and the availability of technological improvements. Apart from the above-mentioned lease agreement we have not started our planned business operations. To date our operations have primarily been devoted to forming the entity and developing our business plan.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended December 31, 2013 Compared to the Nine Month Period Ended December 31, 2012.

Our net loss for the nine month period ended December 31, 2013 was $115,776 compared to a net loss of $12,150 during the nine month period ended December 31, 2012. During the nine month period ended December 31, 2013, we did not generate any revenue.

During the nine month period ended December 31, 2013, we incurred general and administrative expenses of $115,776 compared to $12,150 incurred during the nine month period ended December 31, 2012. General and administrative expenses incurred during the nine month period ended December 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 56,356,909 and 53,624,000 for the nine month periods ended December 31, 2013 and 2012, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

Three Month Period Ended December 31, 2013 Compared to the Three Month Period Ended December 31, 2012.

Our net loss for the three month period ended December 31, 2013 was $110,236 compared to a net loss of $2,750 during the three month period ended December 31, 2012. During the three month period ended December 31, 2013, we did not generate any revenue.

During the three month period ended December 31, 2013, we incurred general and administrative expenses of $110,236 compared to $2,750 incurred during the three month period ended December 31, 2012. General and administrative expenses incurred during the three month period ended December 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 62,986,500 and 53,024,000 for the three month periods ended December 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine month Period Ended December 31, 2013

As of December 31, 2013, the Company had assets worth $417,539 compared to $0 on March 31, 2013. Assets as of December 31, 2013 comprised of $33,772 in cash, $30,853 in fixed assets and website development costs and $350,000 for the land lease. As of December 31, 2013, our current liabilities were $57,065. Current liabilities were comprised of $9,322 in loan from director, $37,743 in accounts payable and $10,000 in accrued payroll.

Stockholders’ deficit increased from negative $50,275 as of March 31, 2013 to $360,474 as of December 31, 2013. The $410,749 increase is due to the exchange of $51,525 of director loans for common stock, the issuance of common stock for gross proceeds of $225,000, the issuance of common stock for the land lease assignment rights installment of $250,000, and is offset by losses for the nine month period ending December 31, 2013 of $115,776.

Securities Purchase Agreement

On November 1, 2013 and December 19, 2013, the Company entered into securities purchase agreements with an investor pursuant to Regulation S promulgated under the Securities Act, pursuant to which the Company sold an aggregate of 150,000 and 300,000 shares of the Company’s common stock, respectively, for gross proceeds of $75,000 and $150,000, respectively.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine month period ended December 31, 2013, net cash flows used in operating activities was $60,375 consisting of a net loss of $115,776, an increase of $32,158 in accounts payables and accrued liabilities, an increase of $10,000 for accrued salary - officer and an increase of $16,157 related party loans paid directly to vendors on the Company’s behalf. For the nine month period ended December 31, 2012, net cash flows used in operating activities was $0 consisting of a net loss of $12,150, an increase in accounts payable of $1,500 and $10,650 of related party loans paid directly to vendors on the Company’s behalf. Net cash flows used in operating activities was $102,675 for the period from inception (July 25, 2008) to December 31, 2013.

Cash Flows from Investing Activities

We have used cash from investing activities in the nine month period ended December 31, 2013 for the land lease installment of $100,000 and fixed asset and website costs of $30,853. There are no other investing activities from inception (July 25, 2008) to the date hereof.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity and debt instruments. For the nine month period ended December 31, 2013, we generated cash from financing activities of $225,000. For the nine month period ended December 31, 2012, we did not generate any cash through financing activities. For the period from inception (July 25, 2008) to December 31, 2013, net cash received through financing activities was $246,800 and we received $20,500 from director loan.

PLAN OF OPERATION AND FUNDING

We expect that our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not adequate to fund our operations over the next three months and the company is dependent upon additional equity raises. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of our private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of December 31, 2013. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the items set forth below:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties as our sole director is also our sole officer.

3)	Our Chief Executive Officer does not have significant financial experience resulting in the Company's use of an outside consultant to assist in financial expertise.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this Quarterly Report.

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

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2013, the Company sold a total of 150,000 shares of common stock for gross proceeds of $75,000. These securities qualified for exemption promulgated under Regulation S of the Securities Act.

On November 20, 2013, the Company issued 500,000 shares of our common stock in order in conjunction with a land lease assignment for a value of $250,000. These securities qualified for exemption promulgated under Regulation S of the Securities Act.

On December 19, 2013, the Company sold a total of 300,000 shares of common stock for gross proceeds of $150,000. These securities qualified for exemption promulgated under Regulation S of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROTERRA CORP.

Dated: February 19, 2014	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer

