Form 10-K/A
period 2013-03-31
PETROTERRA CORP.
filed 2014-04-04
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

970-683-5415

(Registrant’s telephone number)

None

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.001

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of July 16, 2013, the registrant had 106,048,000 shares of common stock issued and outstanding (such number of shares of common stock issued and outstanding not taking effect of the reverse split effected by the registrant on December 18, 2013). No market value has been computed based upon the fact that no active trading market has been established as of July 16, 2013.

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of PetroTerra Corp. (“we”, “our” or the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended year ended March 31, 2013, which was originally filed with the Securities and Exchange Commission (“SEC”) on July 17, 2013 (the “Original Filing”), in order to replace Item 9A(T) of Part II of the Original Filing with this Item 9A and in response to comments received by the SEC staff. In addition, as further required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications (the “Certifications”) by our current principal executive officer and principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.

Since July 17, 2013, the date of the Original Filing, the Company entered into a share purchase agreement which closed on October 2, 2013. Pursuant to that share purchase agreement, the then current management resigned and new management (the “Management”) was appointed. Management was not managing the Company at March 31, 2013, the date of the Company’s fiscal year end. After receiving the comments from the SEC staff, Management reviewed the Original Filing along with other publicly available information that Management deemed necessary in order to provide a reasonable assessment of the Company’s disclosure controls and procedures and internal control over financial reporting as of the year ended March 31, 2013 and to provide the Certifications. Except for the foregoing amended information, this Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the Original Filing. The disclosures contained herein have not been updated to reflect events that occurred at a later date.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial period” (as each is defined in Rule 13a-15 of the Exchange Act) for the year ended March 31, 2013. Based on that evaluation, our management concluded that, at March 31, 2013, such disclosure controls and procedures were ineffective.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Based on management’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

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

PETROTERRA CORP.

Dated: April 4, 2014	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer