Form 10-K
period 2014-03-31
PETROTERRA CORP.
filed 2014-06-30
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Commission File No. 333-159517

PetroTerra Corp.

(Exact Name of Issuer as specified in its charter)

Nevada	26-3106763
(State or other jurisdiction	(IRS Employer
of incorporation)	File Number)

422 East Vermijo Avenue, Suite 313
Colorado Springs, CO	80903
(Address of principal executive offices)	(zip code)

719-219-6404

(Registrant’s telephone number, including area code)

607 28 1/4 Road, Suite 115

Grand Junction, CO 81506

(Former name, former address and former fiscal year, if changed since last report.)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $ 0.001 Par Value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty days cannot be determined since the registrant’s securities currently have no public market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 30, 2014, registrant had outstanding 64,249,000 shares of common stock.

FORM 10-K

PETROTERRA CORP.

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “PetroTerra,” “the Company”, “we,” “us,” and “our,” refer to PetroTerra Corp., a Nevada corporation.

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K (the “Annual Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History of the Business

We are a development stage company that plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily in the United States.

We were incorporated under the laws of the State of Nevada on July 25, 2008 as “Loran Connection Corp.” We were formed to provide a variety of services in the area of individual and group tourism and business support in Ukraine. We subsequently filed a resale registration statement with the Securities and Exchange Commission on May 28, 2009 which was declared effective on October 28, 2009. On January 25, 2012, we filed an amendment to our articles of incorporation to, among other things, change our name to “PetroTerra Corp.” and effect a thirty-two-for-one reverse split. We changed our name to reflect a proposed change in our business operations. On October 2, 2013, in connection with a change of control in the management of the Company, the Company began its current business operations in the oil and gas sector. On December 18, 2013, we filed a certificate of change to effect a one-for-two reverse stock split of our authorized and our outstanding shares of common stock and preferred stock. On April 12, 2014, we completed our acquisition of certain property leases (the “Leases”) held by Ardmore Investments Inc. (“Ardmore”) for property owned by Pioneer Oil and Gas (“Pioneer”) covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah (the “Utah Properties”).

Our principal executive offices are located at 422 East Vermijo Avenue, Suite 313, Colorado Springs, CO 80903. The telephone number at our principal executive offices is (719) 219-6404. Our web site is www.petroterracorp.com.

Our Business Plan

The Company is an independent exploration and development company focused on the acquisition of property (or property leases enabling us to explore and exploit such property) that we believe may contain extractable oil and/or gas. We will seek to acquire property in the United States and will initially focus on properties in the Central Utah Thrust Belt, including the Utah Properties.

In order to determine whether to acquire a property, our management team will consider, among other things, whether oil and/or gas had previously been discovered at or near the property, whether the property is located atop a proven oil and natural gas basin and whether oil and/or gas has been exploited from the property. We will also review any materials that are made available to us by the owner of the property, including well logs, production records, and other seismic, geological and geophysical information. Additionally, we will compare analogues of successes and failures from seismic and drilling data in the region. Once we have completed our initial review, we will determine whether to acquire the property. Once we acquire a property (or the right to explore and exploit a property) we will conduct a full evaluation of the property, including, without limitation, obtaining an MHA Petroleum Consultants, LLC technical report (an “MHA Technical Report”). We expect that the cost of such an evaluation will be approximately $30,000. Using the data from the evaluation, and with the assistance of third party geophysicists, petroleum engineers, geologists and other third party technical consultants that we may hire, we will determine whether further exploration of the property should be undertaken. If management elects to continue the exploration of the property, we will conduct additional due diligence, including, but not limited to, potentially obtaining existing 2-D seismic lines on and around our properties and commencing an integrated geologic-geophysical evaluation and mapping effort. Following our due diligence analysis, management will determine if the Company should attempt to conduct its own 2-D or 3-D seismic coverage to evaluate the properties further. Thereafter, management will determine if the Company should attempt to extract oil and/or gas from the property. If management elects to do so, we will engage a separate third party to extract (whether by conventional means, horizontal drilling and/or fracturing) the oil and/or gas. We expect that recent improvements in drilling and fracturing methods will augment our ability to discover and extract oil and gas.

By utilizing this business model, we believe that we can reduce the risks involved in each exploration project. Specifically, we believe that by compartmentalizing each step of the extraction process we will be able to limit the costs associated with each project and maintain the flexibility to abandon any projects that management believes will not yield sufficient amounts of oil and/or gas.

We have only recently begun to implement our business plan. In January 2014 we hired a third party independent contractor to provide insight and to assist in the development of a plan regarding the exploration of any properties that we acquire. In March 2014, we engaged a third party independent contractor to provide geologic consulting services to the Company. In March 2014 we also obtained an MHA Technical Report on the Utah Properties. We expect to conduct a full evaluation of the Utah Properties by the fourth quarter of this fiscal year.

Recent Developments

On November 18, 2013, the Company entered into an assignment of lease agreement (the “Agreement”) whereby Ardmore assigned to us its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer involving the sale of 5,905.54 acres of three separate BLM Management oil and gas Leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer. Per the terms of the Agreement, we issued to Ardmore 250,000 shares of our common stock on November 18, 2013, and, in order to complete the assignment contemplated by the Agreement, we issued to Ardmore an additional 250,000 shares of our common stock upon the transfer to us of ownership in the Leases which occurred on April 12, 2014. Furthermore, on December 12, 2013, February 12, 2014 and April 12, 2014, the Company made three installment payments of $100,000 each to Pioneer. The Leases were conveyed to the Company on April 10, 2014.

Our Properties

As described above, the Company holds oil and gas leases for property in Sevier and Beaver Counties, Utah. On April 10th 2014, we acquired the Leases pursuant to the Agreement. These three Leases cover 5,950.54 gross acres in Sevier and Beaver counties in south west Utah. The two Sevier leases, UTU-89243 and UTU-89244, each have a term through 02/01/2023 (hereinafter, the “Sevier Prospect”). Our Beaver county lease, UTU-86466, has an expiration date of 02/01/2021 (hereinafter, the “Beaver Prospect” and together with the Sevier Prospect, the “Sevier and Beaver Oil Project”). Pursuant to the Purchase Agreement which governs the terms under which we can use the Utah Properties, we have a 100% Working Interest (WI) and an 80% Net Revenue Interest (NRI) in the Leases.

Oil and Gas Industry-Specific Disclosures

As described in greater detail above, the Company has only recently begun its oil and gas business operations. Accordingly, the disclosure required by Subpart 1200 of Regulation S-K (Section 229.1200 of this chapter) is not applicable to our Company as of the date hereof. The Company has obtained Leases in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah consisting of 5,950.54 gross acres of undeveloped acreage.

Competition

The oil and gas industry is highly competitive. Our competition is comprised of junior and senior oil and gas companies, including several oil and gas companies that are listed on national exchanges such as the New York Stock Exchange and Nasdaq, independent producers and institutional and individual investors. We will compete with these parties to, among other things:

●	acquire oil and gas properties, or leases for such properties, in the United States;

●	rent or purchase equipment needed to extract gas and oil;

●	hire, as consultants or as full time employees, persons with the technical know-how to explore oil and gas properties and to extract oil and gas from such properties;

●	obtain equity and debt financing from investors; and

●	acquire other materials necessary to operate on these properties.

As a development stage company that has only recently begun implementing our business plan, many of the oil and gas companies with which we will compete with have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring oil and gas interests of merit or on exploring or developing their oil and gas properties. This advantage could enable our competitors to acquire oil and gas properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further oil and gas interests or explore and develop our current or future oil and gas properties.

Government Regulation

The Company has only recently begun implementing its business plan and has not yet begun the exploration of the Utah Properties. Once the Company commences exploration and exploitation activities on the Utah Properties or any other property, the Company will become subject to a wide range of laws and regulations. Virtually all aspects of the oil and gas industry are subject to a vast array of federal and state laws and regulations. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. It may be expected that in the future, new laws and regulations will be adopted that will limit certain operations and/or increase the costs of such operations. These laws and regulations either presently require or in the future may require, among other things:

●	acquiring various permits before drilling commences;

●	enjoining some or all of the operations of facilities deemed not in compliance with permits;

●	restricting the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas and natural gas drilling, production and transportation activities;

●	limiting or prohibiting drilling activities in certain locations lying within protected or otherwise sensitive areas; and

●	requiring remedial measures to mitigate pollution from our operations.

All of our planned operations involving the exploration for and extraction of gas and oil will be subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or extraction of oil and/or gas may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or extraction operations. In conducting our business plan, we may become subject to certain of the rules and regulations promulgated under each of the following:

●	Mineral Leasing Act of 1920, as amended;

●	Mineral Leasing Act for Acquired Lands of 1947, as amended;

●	Oil and Gas Pollution Act of 1990, as amended;

●	Federal Water Pollution Control Act of 1972, as amended;

●	Resource Conservation and Recovery Act of 1976, as amended;

●	Clean Air Act of 1963, as amended; and

●	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

Compliance with these laws can be costly; the regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Moreover, public interest in the protection of the environment has increased significantly in recent years, notwithstanding the widely recognized public demand for “energy independence.” No assurance can be given that compliance with these laws or with newly imposed or changed laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future.

Employees

As of March 31, 2014, we had one full time (1) employee.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at 422 East Vermijo Avenue, Suite 313, Colorado Springs, CO 80903. The telephone number of our principal executive offices is (719) 219-6404. Our web site is www.petroterracorp.com.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

Risks Related to our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated June 30, 2014 on our financial statements for the year ended March 31, 2014 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on the fact that the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. From the period beginning October 2, 2013 and ending March 31, 2014, we have raised $427,500 from investors. However, we cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertain.

We have no operating history on which to evaluate our potential and determine if we will be able to execute our business plan.

The current management of the Company only took over operations in October 2013. From October 2013 through the date hereof, the Company has procured the Leases, has hired various consultants and has taken additional steps to begin oil and gas operations. However, the Company has only recently begun its operations. Accordingly, it will be difficult for potential investors to evaluate our potential and determine if we will be able to execute our business plan. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the oil and gas industry.

Exploration activities on oil and gas properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and gas on our properties that can then be developed into commercially viable drilling operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

●	identification of potential reserves based on superficial analysis;

●	availability of government-granted exploration permits;

●	the quality of management and geological and technical expertise; and

●	the capital available for exploration and development.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, and to develop the drilling and processing facilities and infrastructure at any site chosen. Whether a property will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the property, such as size, grade and proximity to infrastructure; oil and gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable oil and gas reserves. The decision to abandon a project may reduce the future trading price of our common stock and impair our ability to raise financing. We cannot provide any assurance to investors that we will discover or acquire any oil and gas reserves in sufficient quantities on any properties to justify commercial operations. Further, we will not be able to recover the funds that we may spend on exploration if we are not able to establish commercially recoverable quantities of oil and gas.

There are many uncertainties that may effect our ability to implement our business plan.

We have only recently begun implementing our business plan and there are many uncertainties that may effect our ability to continue to successfully implement the business plan. Such uncertainties include, but are not limited to, our ability to:

●	raise sufficient funds to purchase property and equipment necessary to implement our business plan;

●	properly evaluate new properties for purchase;

●	acquire properties or leases for properties;

●	acquire such properties at a reasonable cost;

●	obtain materials and equipment necessary to explore and exploit our properties;

●	circumvent any failures of our equipment during the exploration/exploitation process;

●	attract persons with the technical know-how to explore and exploit the properties;

●	circumvent geological issues that may arise during our exploration and exploitation of a property;

●	navigate any unusual weather or operating conditions and other force majeure events; and

●	obtain and receive necessary government permits.

Each of these uncertainties may materially effect our ability to implement our business plan and could cause material harm to our Company.

In order to successfully implement our business plan, we will need a substantial amount of cash. There is no guarantee that we will be able to raise the amount of cash necessary to begin and continue our operations nor is there any guarantee that we will be able to obtain such cash on terms that are commercially favorable to the Company.

The purchase of properties and property leases and the exploration and extraction of oil and gas, including all costs associated therewith, from such properties is very costly. In order to commence our operations and, once commenced, to continue such operations, we will need a substantial amount of capital. Such capital may not be available on reasonable terms or at all. We may need to raise additional funds through borrowings or public or private debt or equity financings and any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages. If we are unable to obtain required additional capital, we may have to curtail our business plan, cut back on our plans, or even cease operations.

Additionally, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes, restricted stock, stock options and warrants, which may adversely impact our financial condition.

Identifying prospects and drilling wells is speculative, often involving significant costs that may exceed our expectations and, further, may not result in any discoveries of future production or reserves in commercially exploitable quantities. Any material inaccuracies in future drilling costs, estimates or underlying assumptions will materially adversely affect our plan of operation and business objectives, thereby adversely affecting the value of our shares.

Seeking prospects, exploring for and developing oil and gas reserves involves a high degree of operational and financial risk, which precludes our ability to make any definitive estimates as to the time required and costs involved in reaching certain objectives. The actual costs of seeking prospects, drilling, completing and operating wells may exceed our budgeted costs and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oil and gas field equipment and related services. Prospects may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. Moreover, the successful drilling of an oil and gas well does not necessarily result in a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or only marginally economic. Initial costs associated with identifying prospects and drilling wells require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual costs are significantly more than any estimated costs, we may not be able to continue our plan of operation and/or business objectives and we would be forced to modify our plan of operation.

We have no proven reserves and the prospects that we may decide to pursue for exploration and development may not yield oil and gas in commercial quantities or quality, if at all, in which event we will incur significant losses.

At present, we have no proven reserves. Any future prospects may not prove to be commercially viable even if available seismic and geological information indicate the potential presence of oil and gas. As a result, any prospects that we may decide to acquire and develop may not yield oil and gas in commercial quantities or quality, or at all. Evaluating prospects will require substantial seismic data reprocessing and interpretation. Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. We therefore do not know if any of our prospects will contain oil and gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and gas is found on our prospects in commercial quantities, construction costs of oil and gas pipelines or , and transportation costs may prevent such prospects from being economically viable.

Our unidentified prospects and drilling locations may be scheduled out over several years, making them susceptible to uncertainties that could materially affect the occurrence or timing of any drilling, thereby hindering our ability to generate cash flow from operations, if any.

Our ability to identify, drill and develop future drilling locations depends on a number of factors, including the availability of equipment and capital, seasonal conditions, regulatory approvals, oil and gas prices, costs and drilling results. The final determination on whether to drill any of these prospects will be dependent upon the factors described elsewhere in this Annual Report. Due to these uncertainties, we do not know if any presently unidentified prospect that we may identify in the future will be drilled within a reasonable timeframe, or at all, or, if we will be able to economically produce oil and gas in commercially exploitable quantities from these or any other potential drilling locations. As such, our actual drilling activities may be materially different from our expectations, which could adversely affect our plan of operation and future financial condition.

Even if we are able to engage in exploration on our property and establish that it contains oil or natural gas in commercially exploitable quantities, the potential profitability of oil and natural gas ventures depends upon factors beyond the control of our Company.

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and oil and natural gas properties.

We may be prevented from conducting our business if we cannot obtain or maintain necessary licenses.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or the loss of or denial of extension of, any of these licenses or permits could hamper or prevent us from operating our business.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We are dependent upon our sole officer and director and his loss could adversely affect our ability to operate.

Our operations are dependent upon our sole current officer and director, John Barton. We believe that our ability to effect our business plans depends on the continued service of Mr. Barton. We do not presently have key-man insurance on the life of Mr. Barton and the unexpected loss of the services of Mr. Barton could have a detrimental effect on us.

The Company’s management has little experience running a public company.

The Company’s management has little experience managing a public company. Such lack of experience may result in the Company experiencing difficulty in adequately operating and growing its business within the framework of a pubic company. This may increase the risk of our inadvertent violation of federal or state securities laws, which increases the risk of litigation or regulatory action, any of which can be expected to divert management time and company resources away from accomplishing our business objectives. Any such violation or diversion could have a material adverse effect on our financial condition, results of operations and future growth prospects.

Our future development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would delay or even prevent us from successfully pursuing and fully developing our business plan and our ability to generate revenues in both the short and long term.

The oil and gas industry is capital intensive and we anticipate that we will need to raise significant amounts of capital to meet our funding requirements, in amounts that we have not yet determined. We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we start our operations. Identifying prospects, obtaining seismic data and commencing exploration and production are all very expensive and we expect that we will need to raise substantial capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of any of our prospects. Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress and cost of our exploration and production activities;

●	oil and gas and natural gas prices;

●	our ability to locate and acquire prospects;

●	the cost and timing of governmental approvals and/or concessions; and

●	the effects of competition by larger companies operating in the oil and gas industry.

We do not currently have any commitments for external funding and we do not expect to generate any significant revenue from production for several years, or at all. Additional financing may not be available on favorable terms, or at all. Even if we succeed in selling additional securities to raise funds, the sale of additional equity securities would dilute the ownership percentage of our existing shareholders and new investors may demand rights, preferences or privileges senior to those of our existing holders of our common stock. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities.

Our working capital needs are difficult to forecast and may vary significantly which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. The failure or any significant delay in raising capital as needed may be expected to materially reduce or eliminate our opportunity for success.

At present, our working capital needs are extremely difficult to predict. This difficulty is due primarily to our lack of ability to estimate with any degree of accuracy the costs associated with the timing and costs related to our exploration and development efforts, the availability of personnel and equipment necessary for such efforts, fluctuations in the price of oil and gas, the costs and timing of regulatory approvals and the number of prospects we determine to pursue. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources and there can be no assurance in our ability to secure additional financing at acceptable terms, if at all. Restrictions in any debt agreements that we may enter into may impair our ability to obtain other sources of financing.

The development schedule of any oil and gas projects that we may identify, including the availability and cost of drilling rigs, equipment, supplies, personnel and oil and gas field services, is subject to delays and cost overruns.

Historically, most oil and gas projects have experienced delays and capital cost increases and overruns due to, among other factors, the unavailability or high cost of drilling rigs and other essential equipment, supplies, personnel and oil and gas field services. The cost to develop prospects has not been fixed and remains dependent upon a number of factors, including the completion of detailed cost estimates and final engineering, contracting and procurement costs. Construction and operation schedules may not proceed as planned and may experience delays or cost overruns. Any delays may increase the costs of the projects, requiring additional capital, and such capital may not be available in a timely and cost-effective fashion.

Participants in the oil and gas industry are subject to complex laws that can affect the cost, manner or feasibility of doing business and could result in unanticipated costs and delays that could adversely affect our financial condition and the price of our shares.

Exploration and production activities in the oil and gas industry are subject to extensive local, state and federal regulations. We may be required to make large expenditures to comply with governmental regulations, particularly in respect of the following matters:

●	licenses for drilling operations;

●	royalty increases, including retroactive claims;

●	drilling and development bonds;

●	reports concerning operations;

●	the spacing of wells;

●	unitization of oil and gas accumulations;

●	remediation or investigation activities for environmental purposes; and

●	taxation.

Under these and other laws and regulations, we could be liable for personal injuries, property damage and other types of damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on our financial condition and results of operations.

Our future operations are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs that we do not anticipate or that we may not be able to adequately fund; any inability to fund material liabilities and related costs could result in a discontinuation of our operations.

Our future operations will be, subject to various federal, state and local environmental, health and safety laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use and transportation of regulated materials and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for certain of our operations, including drilling permits for our wells. There is a risk that we will not be in complete compliance with these permits and the environmental laws and regulations to which we are subject at all times. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators, including through the revocation of our permits or the suspension or termination of our operations. If we fail to obtain permits in a timely manner or at all (due to opposition from community or environmental interest groups, governmental delays, or any other reasons), such failure could impede our operations, which could have a material adverse effect on our results of operations and our financial condition.

We could be held liable for all environmental, health and safety costs and liabilities arising out of our actions and omissions as well as those of potential third-party contractors. To the extent we do not address these costs and liabilities or if we are otherwise in breach of our lease requirements, our future leases could be suspended or terminated. We intend to hire third parties to perform the majority of the drilling and other services related to our operations. There is a risk that we may contract with third parties with unsatisfactory environmental, health and safety records or that our contractors may be unwilling or unable to cover any losses associated with their acts and omissions. Accordingly, we could be held liable for all costs and liabilities arising out of the acts or omissions of our contractors, which could have a material adverse effect on our results of operations and financial condition.

We may be required to maintain bonding or insurance coverage for certain risks relating to our operations, including environmental risks. Even under such policies, we may not be insured against certain risks. Our insurance may not cover any or all environmental claims that might arise from our operations or those of our third-party contractors. If a significant accident or other event occurs and is not fully covered by our insurance, or our third-party contractors have not agreed to bear responsibility, such accident or event could have a material adverse effect on our results of operations and our financial condition. In addition, we may not be able to obtain required bonding or insurance coverage at all or in time to meet our anticipated startup schedule for each well, and if we fail to obtain this bonding or coverage, such failure could have a material adverse effect on our results of operations and financial condition.

In addition, we expect continued attention to climate change issues. Various countries and U.S. states and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide, a byproduct of oil and gas and natural gas combustion. The U.S. federal government, as well as the U.S. Environmental Protection Agency, are currently considering national greenhouse gas regulation. Each have proposed bills or rules which would require or result in greenhouse gas emissions reductions. Final laws or regulations could be adopted this or next year. The regulation of greenhouse gases in the areas in which we intend to operate could adversely impact our operations.

Environmental, health and safety laws are complex, change frequently and have tended to become increasingly stringent over time. Our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from releases of, or exposure to, regulated substances may adversely affect our results of operations and our financial condition.

Risks Related to our Common Stock

Our common stock is quoted on the Pink Sheets which does not provide investors with a meaningful degree of liquidity.

As of the date of this Annual Report, our common stock is quoted on the Pink Sheets which significantly limits the liquidity of the Company’s common stock. Our common stock is quoted and traded under the symbol “PTRA”. Bid quotations on the Pink Sheets can be sporadic and the Pink Sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. Our common stock is not listed on a national stock exchange or an automated quotation system. As a result of this limited trading market, our common stock has fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on a national stock exchange or automated quotation system would typically have. These factors may result in higher price volatility and less market liquidity for our common stock.

There may not ever be an active market for our Common Stock.

There currently is a limited public market for our common stock. Our common stock is quoted on the Pink Sheets and trading volume is very low and may be sporadic for an extended period of time. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the common stock. There can be no assurance that a more active market for the common stock will develop, or if one should develop, there is no assurance it will be sustained. This limits the liquidity of the common stock, hinders your ability to dispose of the common stock and would likely have a material adverse effect on the long-term market price of the common stock and on our ability to raise additional capital.

Our sole officer and director controls a significant percentage of our outstanding common stock and his interests may conflict with those of our stockholders .

Our sole officer and director owns 51.47% of our outstanding common stock. As such, he may be able to exert substantial influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

Your Percentage Ownership of our Common Stock will be Diluted by Future Share Issuances

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001. At March 31, 2014, we had 63,699,000 shares of common stock issued and -0- shares of Preferred Stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

To the extent we issue new shares to fund acquisitions, to raise capital and/or to compensate employees and other persons, your percentage ownership of our shares will be further diluted.

We Do Not Intend To Pay Future Cash Dividends.

We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant.

Our Common Stock is Illiquid And Should A Market For Our Securities Develop The Price Of Our Securities May Be Volatile.

Our common stock is currently quoted on the pink sheets by OTC Markets Group Inc. (the “Pink Sheets”) and the trading market for our securities may likely remain illiquid. This means that as an investor you will likely have a difficult time selling our common stock at market. Furthermore, because of the small amount of shares that will represent the public float, the market price of our common stock may experience significant volatility. Other factors that may contribute to volatility should a market for our common stock develop are, our quarterly results, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.

Broker-Dealers may be discouraged from effecting transactions in our Common Stock because our Common Stock is considered a “Penny Stock” and are subject to the applicable Penny Stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

The lack of experience of our officer of a publicly-traded company may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission (“SEC”).

ITEM 2. DESCRIPTION OF PROPERTIES

We currently utilize office space located at 422 East Vermijo Avenue, Suite 313, Colorado Springs, CO 80903.

For information regarding the Company’s oil & gas properties, see “Item 1. Description of Business” above.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently quoted on the Pink Sheets under the symbol “PTRA.” The Company is not aware of any market activity in its common stock in the past two most recent fiscal years, except that on May 29, 2014, 4,000 shares of the Company’s stock was traded at a price of $0.50 per share and on June 9, 2014, 1,000 shares of the Company’s common stock was traded at a price of $0.40 per share.

Holders

As of March 31, 2014, there were 25 record holders of our common stock, and there were 63,699,000 shares of our common stock outstanding.

Dividends

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Recent Sales of Unregistered Securities

The Company entered into several securities purchase agreements with a single investor pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock, par value $0.001 per share, to the investor. A list of the securities purchase agreements is below:

●	November 1, 2013, the Company issued to the investor 75,000 shares of common stock at a price per share of $1.00 for an aggregate purchase price of $75,000.

●	December 19, 2013, the Company issued to the investor 150,000 shares of common stock at a price per share of $1.00 for an aggregate purchase price of $150,000.

●	February 14, 2014, the Company issued to the investor 200,000 shares of common stock at a price per share of $0.75 for an aggregate purchase price of $150,000.

●	On March 10, 2014, the Company issued to the investor 100,000 shares of common stock at a price per share of $0.75 for an aggregate purchase price of $75,000 ($52,500 of which was received by the Company prior to our fiscal year end and $22,500 of which was received after our fiscal year end).

The Company used the proceeds from these sales for general working capital and to make certain installment payments to Pioneer with respect to the Leases.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this Annual Report.

The following table provides selected financial data about us for the fiscal years ended March 31, 2014 and March 31, 2013. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended March 31,
	2014	2013
Balance Sheet Data:

Cash	$9,037	-
Total assets	$487,529	-
Total liabilities	$62,679	50,275
Shareholders’ equity (deficiency)	$424,850	(50,275)

Operating Data:

Operating Expenses	$291,400	15,547
Net Income (Loss)	$(291,400)	(15,547)

Results of Operations

GENERAL

We are a development stage company that plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily in the United States. For a description of our business and our business model, see Item 1 above.

CURRENT BUSINESS OPERATIONS

The Company plans to concentrate its development efforts on early stage onshore oil and gas opportunities in North America for potential access to oil and unconventional gas reserves. We believe such opportunities exist in the United States with the recent improvements in horizontal drilling and fracturing methods. We have only recently begun our planned business operations. To date our operations have primarily been devoted to forming the entity and developing our business plan.

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

Year Ended March 31, 2014 Compared to the Year Ended March 31, 2013.

Our net loss for the year ended March 31, 2014 was $291,400 compared to a net loss of $15,547 during the year ended March 31, 2013. During the year ended March 31, 2014, we did not generate any revenue. This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the year ended March 31, 2014, we incurred an increase in lease property and exploration costs of $50,945 compared to the prior year, consisting of exploration study costs of $29,987, consulting costs of $12,030 and annual rental costs of $8,928 based on a rental price of $1.50 per acre. As the land lease acquisitions were initiated in November 2013, we did not incur any costs relating to lease property and exploration costs, exploration study costs, consulting costs or annual rental costs for the year ended March 31, 2013.

General and administrative costs

During the year ended March 31, 2014, we incurred general and administrative expenses of $91,891 compared to $15,387 incurred during the year ended March 31, 2013. The change in general and administrative expense incurred during the year ended March 31, 2014 was primarily related to compensation to our Chief Executive Officer of $60,000, corporate overhead and travel costs.

Professional Fees

During the year ended March 31, 2014, we incurred professional fees of $111,064 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $62,033 and $20,988, respectively, and the marketing and investor relations fees associated with these activities amounted to $28,043.

Non-Employee Stock Based Compensation

During the year ended March 31, 2014, we incurred $37,500 in non-employee stock based compensation charges. The Company amortized shares of common stock shares for stock issuances for professional and advisory services. We did not incur any costs relating to non-employee stock based compensation during the year ended March 31, 2013.

Weighted average number of shares

The weighted average number of shares outstanding was 58,142,630 and 53,024,000 for the years ended March 31, 2014 and 2013, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended March 31, 2014 Compared with Year Ended March 31, 2013

As of March 31, 2014, the Company had assets in the amount of $487,529 compared to $0 on March 31, 2013. This increase in our assets is primarily attributable to our resumption of business activities. Assets as of March 31, 2014 comprised of $9,037 in cash, $28,492 in fixed assets and website development costs and $450,000 for the leases.

As of March 31, 2014, our current liabilities were $62,679 compared to $50,275 on March 31, 2013. This increase in our current liabilities was the result of an increase of $22,873 in accounts payable, $14,688 in accrued expenses and $15,000 in accrued officer compensation. Offsetting the increase was a reduction of $34,572 in loan payable, related party as approximately $51,525 of the balance was exchanged for common stock in October 2013.

Stockholders’ deficit increased from negative $50,275 as of March 31, 2013 to Stockholders’ equity of $424,850 as of March 31, 2014. The $475,125 increase is primarily due to the exchange of $51,525 of director loans for common stock, the issuance of common stock for gross proceeds of $375,000, the issuance of common stock relating to our acquisition of the Leases valued at $250,000, proceeds and services in common stock payable of $90,000, and is offset by losses for the year ending March 31, 2014 of $291,400.

Securities Purchase Agreements

The Company entered into several securities purchase agreements with a single investor pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock, par value $0.001 per share, to the investor. A list of the securities purchase agreements is below:

●	November 1, 2013, the Company issued to the investor 75,000 shares of common stock at a price per share of $1.00 for an aggregate purchase price of $75,000.

●	December 19, 2013, the Company issued to the investor 150,000 shares of common stock at a price per share of $1.00 for an aggregate purchase price of $150,000.

●	February 14, 2014, the Company issued to the investor 200,000 shares of common stock at a price per share of $0.75 for an aggregate purchase price of $150,000.

●	On March 10, 2014, the Company issued to the investor 100,000 shares of common stock at a price per share of $0.75 for an aggregate purchase price of $75,000 ($52,500 of which was received by the Company prior to our fiscal year end and $22,500 of which was received after our fiscal year end).

Acquisition agreement and debt conversion

On October 2, 2013, John Barton purchased 43.0% of the issued and outstanding shares of the Company from previous stockholders. Concurrently with Mr. Barton’s purchase, the Board of Directors of the Company determined that it was in the best interest of the Company to settle a portion of an outstanding loan from Mr. Barton to the Company in the period ending March 31, 2014. In exchange for the settlement of the outstanding debt, the Company issued Mr. Barton 10,000,000 shares of common stock. Upon completion of the above transactions, Mr. Barton became the beneficial owner of 52.01% of the issued and outstanding shares of common stock of the Company.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the year ended March 31, 2014, net cash flows used in operating activities was $187,060 consisting of a net loss of $291,400, an increase of $31,976 in accounts payables and accrued liabilities, an increase of $15,000 for accrued officer compensation and an increase of $16,953 related party loans paid directly to vendors on the Company’s behalf. For the year ended March 31, 2013, net cash flows used in operating activities was $0 consisting of a net loss of $15,547, an increase in accounts payable of $3,490 and $12,025 of related party loans paid directly to vendors on the Company’s behalf. Net cash flows used in operating activities was $229,360 for the period from inception (July 25, 2008) to March 31, 2014. These differences were primarily the result of the operations of the Company increasing upon the acquisition of the land leases and business formation as a Oil and Gas company. .

Cash Flows from Investing Activities

We have used cash from investing activities in the year ended March 31, 2014 for the acquisition of the Leases amounting to $200,000 and for the development of certain fixed assets and website costs amounting to $31,403. There are no other investing activities from inception (July 25, 2008) to the date hereof.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity and debt instruments. For the year ended March 31, 2014, we generated cash from financing activities of $427,500. For the year ended March 31, 2013, we did not generate any cash through financing activities. For the period from inception (July 25, 2008) to March 31, 2014, net cash received through financing activities was $469,800 and we received $20,500 from director loan.

PLAN OF OPERATION AND FUNDING

We expect that our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not adequate to fund our operations over the next twelve months and the company is dependent upon additional equity raises. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of our private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and exploration expenses through independent consultants; and (ii) financing related costs. We believe that we will need $800,000 in additional capital to meet long-term operating requirements for the next twelve months. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEALE AND BEERS, CPAs

PCAOB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetroTerra Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of PetroTerra Corp. (A Development Stage Company) as of March 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014 and since inception on July 25, 2008 through March 31, 2014. PetroTerra Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroTerra Corp. (A Development Stage Company) as of March 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014 and since inception on July 25, 2008 through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 30, 2014

50 S. Jones Blvd, Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PetroTerra Corp.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2014 AND 2013

	March 31, 2014	March 31, 2013

ASSETS

Current assets
Cash	$9,037	$-
Total current assets	9.037

Oil & Gas Exploration	450,000	-

Fixed Assets, net of accumulated depreciation of $177 and $0 as of March 31, 2014 and 2013, respectively	1,423	-

Website, net of accumulated amortization of $2,734 and $0, respectively	27,069	-

Total Assets	$487,529	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$22,873	$5,585
Accrued liabilities	14,688	-
Accrued liabilities, director	15,000	-
Notes payable, related-party	10,118	44,690
Total current liabilities	62,679	50,275

Total liabilities	62,679	50,275

Shareholders’ Deficiency
Preferred Stock: $0.001 par value, 10,000,000 shares authorized; no shares issues and outstanding as of March 31, 2014 and 2013.	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized; 63,699,000 and 53,024,000 shares issued and outstanding as of March 31, 2014 and March 31, 2013, respectively	63,699	53,024
Additional paid-in capital	634,786	(31,064)
Common stock payable	90,000	-
Deficit accumulated during development stage	(363,635)	(72,235)
Total shareholders’ equity (deficiency)	424,850	(50,275)

Total liabilities and shareholders’ equity (deficiency)	$487,529	$-

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD

July 25, 2008 (DATE OF INCEPTION) THROUGH MARCH 31, 2014

			From inception
			(July 25, 2008)
	Years Ended March 31,		through
	2014	2013	March 31, 2014
			(Unaudited)
EXPENSES

Lease property and exploration costs	$50,945	$-	$50,945
General and administrative expenses	91,891	15,387	163,966
Professional fees	111,064	-	111,064
Stock compensation expense	37,500	160	37,660
Net loss from Operation before Taxes	(291,400)	(15,547)	(363,635)

PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(291,400)	$(15,547)	$(363,635)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,142,630	53,024,000

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD

AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH MARCH 31, 2014

					Accumulated
			Additional	Common	Deficit
	Common Stock		Paid-in	Stock	During
	Shares	Amount	Capital	Payable	Exploration	Total
Balance at inception on July 25, 2008
Common stock issued for cash at $0.0000625 on November 28, 2008	14,400,000	$14,400	$(13,500)	$-	$-	$900
Common stock issued for cash at $0.0000625 on December 5, 2008	32,000,000	32,000	(30,000)	-	-	2,000
Common stock issued for cash at $0.0000625 on March 19, 2009	30,240,000	30,240	(11,340)		-	18,900
Net loss	-	-	-	-	(1,238)	(1,238)
Balance March 31, 2009	76,640,000	76,640	(54,840)	-	(1,238)	20,562

Net loss	-	-	-		(27,699)	(27,699)
Balance March 31, 2010	76,640,000	76,640	(54,840)	-	(28,937)	(7,137)

Net loss	-	-	-	-	(10,436)	(10,436)
Balance March 31, 2011	76,640,000	76,640	(54,840)	-	(39,373)	(17,573)

Common shares cancelled on December 14, 2011	(23,872,000)	(23,872)	23,872	-	-	-
Common stock issued for services at $0.0000625 on December 14, 2011	256,000	256	(96)	-	-	160
Net loss					(17,315)	(17,315)
Balance March 31, 2012	53,024,000	53,024	(31,064)	-	(56,688)	(34,728)

Net loss	-	-	-	-	(15,547)	(15,547)
Balance March 31, 2013	53,024,000	53,024	(31,064)	-	(72,235)	(50,275)

Common shares issued in exchange of debt on October 2, 2013	10,000,000	10,000	41,525	-	-	51,525

Common shares issued for cash at $1.00 on November 1, 2013	75,000	75	74,925	-	-	75,000
Common shares issued for acquisition of land lease at $1.00 on November 20, 2013	250,000	250	249,750	-	-	250,000
Common shares issued for cash at $1.00 on December 19, 2013	150,000	150	149,850	-	-	150,000

Common shares issued for cash at $0.75 on February 14, 2014	200,000	200	149,800	-	-	150,000
Common stock payable for private placement proceeds	-	-	-	52,500	-	52,500
Services payable in common stock at $0.75				37,500	-	37,500
Net loss	-	-	-	-	(291,400)	(291,400)
Balance March 31, 2014	63,699,000	$63,699	$634,786	$90,000	$(363,635)	$424,850

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2014 AND THE PERIOD

JULY 25, 2008 (DATE OF INCEPTION) THROUGH MARCH 31, 2014

			From inception
			(July 25, 2008)
	Years Ended March 31,		through
	2014	2013	March 31, 2014
			(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(291,400)	$(15,547)	$(363,635)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services payable in common stock	37,500	-	37,500
Common stock issued for services	-	-	160
Depreciation and amortization	2,911	-	2,911

Increase (decrease) in:
Accounts payable	17,288	3,490	22,873
Accrued expenses	14,688		14,688
Related Party Loans – paid directly to vendors on behalf of the Company.	16,953	12,025	41,143
Accrued payroll, officer	15,000	-	15,000
Net cash used in operating activities	(187,060)	(32)	(229,360)

INVESTING ACTIVITIES
Investment in Oil & Gas Exploration	(200,000)	-	(200,000)
Investment in fixed assets and website	(31,403)	-	(31,403)
Net cash used in investing activities	(231,403)	-	(231,403)

FINANCING ACTIVITIES
Loans from director	-	-	20,500
Sales of Common stock	375,000	-	396,800
Common stock payable	52,500	-	52,500
Net cash provided by financing activities	427,500	-	469,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,037	(32)	9,037

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	-	32	-
CASH AND CASH EQUIVALENTS -END OF PERIOD	$9,037	$-	$9,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$37,500	$-	$37,660
Common stock issued upon conversion of notes payable	$51,525	$-	$51,525

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

For the years ended March 31, 2014 and 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company is in the development stage as defined under Accounting Codification Standard or ACS, Development Stage Entities (“ASC-915”) and plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily within the United States. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on July 25, 2008 through March 31, 2014, the Company has accumulated losses of $363,635.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $363,635 as of March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

Development Stage Activities

The Company is a development stage enterprise. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the year ended March 31, 2014 and 2013 totaled $542 and $0, respectively.

Property and Equipment

Property and equipment are carried at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Classification	Useful Life
Computer equipment	3 Years
Website design	3 Years
Patents and trademarks	15 Years

Equipment

Equipment is recorded at cost. Depreciation is computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related asset.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period July 25, 2008 (inception) to March 31, 2014.

4. ACQUISITION OF OIL AND GAS PROPERTIES

On November 18, 2013, the Company entered into an assignment of lease (the “Agreement”) whereby Ardmore Investments Inc. (“Ardmore”) assigned to the Company its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer Oil and Gas (“Pioneer”) involving the sale of 5,905.54 acres of oil and gas leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer (the “Leases”). Per the terms of the Agreement, we issued to Ardmore 250,000 shares of our common stock on November 18, 2013, and, in order to complete the assignment contemplated by the Agreement, we will issue to Ardmore an additional 250,000 shares of our common stock upon the transfer to us of ownership in the Leases which must occur on or before April 12, 2014. Furthermore, on December 12, 2013 and February 12, 2014, the Company made two installment payments of $100,000 each to Pioneer with an additional $100,000 installment payment required on April 12, 2014. Upon completion of the final installment the leases were conveyed to the Company.

Due to the lack of an active market of the Company’s common stock, the fair value of the common stock transferred was determined based on the price at which the Company’s shares were being sold in a private placement active during the time period.

5. COMMON STOCK

The Company’s authorized capital consist of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, both with a par value of $0.001 per share.

This gives effect to the Company 32 for 1 forward stock split that was effected on January 3, 2012 and the Company’s subsequent Reverse Stock Split. All share and per share information has been restated in this Report to retroactively show the effect of the two stock splits.

On December 18, 2013, the Company effectuated a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 2. As a result of the Reverse Stock Split, the Company’s authorized shares of common stock were decreased from 200,000,000 to 100,000,000 shares and its authorized shares of preferred stock were decreased from 20,000,000 to 10,000,000 shares. Upon the effectiveness of the Reverse Stock Split, which occurred on December 20, 2013, the Company’s issued and outstanding shares of common stock was decreased from 126,698,000 to 63,349,000 shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the Reverse Stock Split.

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

On October 2, 2013, John Barton purchased 43.0% of the issued and outstanding shares of the Company from previous stockholders. Concurrently with Mr. Barton’s purchase, the Board of Directors of the Company determined that it was in the best interest of the Company to settle a portion of an outstanding loan from Mr. Barton to the Company in the period ending March 31, 2014. In exchange for the settlement of the outstanding debt, the Company issued Mr. Barton 10,000,000 shares of common stock. Upon completion of the above transactions, Mr. Barton became the beneficial owner of 52.01% of the issued and outstanding shares of common stock of the Company.

On November 1, 2013, the Company sold a total of 75,000 shares of common stock for gross proceeds of $75,000.

On November 20, 2013, the Company issued 250,000 shares of common stock in conjunction with a land lease assignment with a value of $250,000.

On December 19, 2013, the Company sold a total of 150,000 shares of common stock for gross proceeds of $150,000.

On February 14, 2014, the Company sold a total of 200,000 shares of common stock for gross proceeds of $150,000.

On March 10, 2014, the Company entered into a private placement for 100,000 shares of common stock for gross proceeds of $75,000. On March 10, 2014 and March 25, 2014, the Company received $52,500 of the proceeds, however, the remaining $22,500 was received on April 24, 2014, wherein, the Company issued the shares. As the March 31, 2014, the $52,500 is recorded to common stock payable.

On March 6, 2014, the Company authorized the issuance of 50,000 shares of common stock to a third party entity for consulting services. The fair value of the shares of common stock was $37,500. As the March 31, 2014, the $37,500 is recorded to common stock payable.

As of and March 31, 2014, the Company had 63,699,000 shares of common stock issued and outstanding.

6. INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $363,635 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:

	2014	2013
Tax provision (benefits) computed at the statutory rate	$(108,000)	$(21,000)
Nondeductible expense	(700)	-
	(107,300)	(21,000)
Increase in valuation allowance for deferred tax assets	107,300	21,000
Income tax expense benefit	$—	$—

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2014	2013
Stock based compensation	$13,900	$-
Net operating loss carryover	120,200	26,800

Total deferred tax assets	134,100	26,800
Valuation allowance	(134,100)	(26,800)
Net deferred tax assets	$—	$—

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year ended March 31, 2014 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

The limitation imposed by the IRC would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

The company files income tax returns in the U.S. federal jurisdiction, and the State of Colorado.

7. RELATED PARTY TRANSACTIONS

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of March 31, 2014 and March 31, 2013, the total amount loaned to the Company by a director was $10,118 and $44,690, respectively. The loan is non-interest bearing, due upon demand and unsecured.

On October 2, 2013, the Company settled an outstanding loan with a principal amount of $51,525 by exchanging 10,000,000 shares of common stock for conversion of outstanding debt of $20,000 due to the Company’s chief executive officer and the remaining $31,525 of outstanding debt due to the previous chief executive officer was extinguished to Additional paid-in capital.

For the period from October 2, 2013 through March 31, 2014, the Company has paid its chief executive officer $45,000 in compensation and he has accrued an additional $15,000.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $10,000 per month. A total salary of $15,000 and $0 was accrued and reflected as an expense during the years ended March 31, 2014 and 2013, respectively. The total balance due to the President for accrued salaries at March 31, 2014 and 2013, was $15,000 and $0, respectively.

8. COMMITMENTS AND CONTINGENCIES

Land Lease Agreements

As detailed in the “Acquisition of Oil and Gas Properties” - Note 4, the Company is obligated to issue Ardmore Investments an additional 250,000 shares of common stock upon the transfer of ownership of the Leases on or before April 12, 2014. Furthermore, an installment payment is due to Pioneer in the amount of $100,000 on April 12, 2014. Upon completion of the final installment the leases will be conveyed to the Company.

9. SUBSEQUENT EVENT

The Company has evaluated subsequent events from March 31, 2014 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

Securities Purchase Agreement

On March 7, 2014, the Company entered into securities purchase agreement with an investor pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 100,000 shares of the Company’s common stock for gross proceeds of $75,000. As the March 31, 2014, $52,500 of the agreement is recorded to common stock payable until the securities purchase agreement was completed in April 2014.

On April 10, 2014, the Company entered into securities purchase agreement with an investor pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 200,000 shares of the Company’s common stock for gross proceeds of $150,000.

Land lease installment

The Company made an installment payment of $100,000 to Pioneer on April 10, 2014 as detailed in the “Acquisition of Oil and Gas Properties” - Note 4.

On April 12, 2014, the Company issued to Ardmore 250,000 shares of our common stock in order to complete the assignment.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended December 31, 2014. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 because of the items set forth below:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties as our sole director is also our sole officer.

3)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of an outside consultant to assist in financial expertise.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended March 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this Quarterly Report.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning our executive officers and directors as of the date of the Annual Report::

Name	Age	Positions and Offices Held

John Barton	41	Chief Executive Officer, Chief Financial Officer and Director

John Barton, Chief Executive Officer, Chief Financial Officer and Director. Mr. Barton was appointed Chief Executive Officer, Chief Financial Officer and Director of the Company on October 2, 2013. Mr. Barton began his professional career in 1994 as a cash equity trader for Smith New Court/Merrill Lynch where he focused on the oil and gas sector. Mr. Barton achieved a promotion to director and worked at Smith New Court/Merrill Lynch until July 2001. From July 2001 until March 2003, Mr. Barton worked as the co-head of the Pan European TMT Trading Desk at Deutsche Bank where he was primarily responsible for client facilitation and risk management of Deutsche Bank’s own capital. In March 2003, Mr. Barton left Deutsche Bank to pursue other interests including a two-year partnership with Sir Richard Branson and his Virgin Unite charity. From December 2010 until October 2013, Mr. Barton worked for Barclay’s Capital as a cash equity trader and head of the industrial sector, including aerospace and defense stocks.

The above listed officer and director is not involved, and has not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Director Independence

The Company does not currently have any independent directors.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons owning more than ten percent of the common stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

The Company expects to adopt a code of ethics during fiscal year 2015.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation

John Barton, Chief Executive Officer, Chief Financial Officer, Director (1)	2014 2013	$60,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Larysa Dekhtyaruk,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive Officer, President, Secretary Principal Financial Officer, Principal Accounting Officer, Director (1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) On October 2, 2013, Larysa Dekhtyaruk resigned for each of the positions that she held with the Company and John Barton was appointed Chief Executive Officer, Chief Financial Officer and Director of the Company.

Employment Agreements

On February 4, 2014, we entered into an employment agreement with John Barton. The material terms of the employment agreement include: (1) base salary at the rate of $120,000 per annum, (ii) eligibility for an annual bonus, (iii) three year term; (iv) medical and health benefits eligibility; (v) termination without cause results in compensation paid for one year, (vi) on each anniversary a stock grant of 400,000 shares of common stock.

In the future, the Company may approve payment of salaries for officers and directors. The Company also does not currently offer or have any benefits, such as health or life insurance, available to its employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Outstanding Equity Awards at Fiscal Year End

The Company’s sole officer did not receive any equity awards during the period covered by this Annual Report nor has any other former officer received equity awards during the period covered by this Annual Report.

Director Compensation

The Company’s sole director did not receive any compensation in his role as such during the period covered by this Annual Report nor has any other former director of the Company received compensation during the period covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned by (i) each of our executive officers; (ii) each of our directors; (iii) each person who, as of March 31, 2014, was known by us to own beneficially more than five percent (5%) of our common stock; and (iv) our executive officers and directors as a group. A total of 63,699,000 common shares were issued and outstanding as of March 31, 2014.

Shareholder	Common Stock (1)	Percentage

John Barton (2)	32,784,000	51.47%

All officers and directors as a group	32,784,000	51.47%

TOTAL	32,784,000	51.47%

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During our fiscal years ended March 31, 2014 and 2013, we received loans from our sole officer and director, John Barton, in the amount of $10,118 and $0, respectively.

On October 2, 2013, the Company issued 10,000,000 shares of common stock to Mr. Barton to settle a $20,000 loan that was assigned to Mr. Barton from the Company’s former chief executive officer and that was then outstanding.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Seale and Beers, CPAs, LLC, fees were an aggregate of $9,500 for the year ended March 31, 2014 and for professional services rendered for the audit of the Company’s annual financial statements.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)

(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1**	Certification of Chief Executive Officer pursuant to Section 302

31.2**	Certification of Chief Financial Officer pursuant to Section 302

32.1**	Certification of Chief Executive Officer pursuant to Section 906

32.2**	Certification of Chief Financial Officer pursuant to Section 906

101.INS***	XBRL Instances Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed.

** Filed Herewith.

*** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2014.

PETROTERRA CORP.

By:	/s/ John Barton
John Barton, Chief Executive Officer

