Form 10-Q
period 2014-06-30
PETROTERRA CORP.
filed 2014-08-19
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-159517

PetroTerra Corp.

(Exact Name of Issuer as specified in its charter)

Nevada	7380	26-3106763
(State or jurisdiction of	Primary Standard Industrial	IRS Employer
incorporation or organization)	Classification Code Number	Identification Number

422 East Vermijo Avenue, Suite 313

Colorado Springs, Colorado 80903

(Address of principal executive offices)

719-219-6404

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August [14], 2014
Common Stock, $0.001	[64,299,000]

FORM 10-Q

PETROTERRA CORP.

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

(A Development Stage Company)

BALANCE SHEETS

As of June 30, 2014 And March 31, 2014

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS

Current assets
Cash	$1,282	$9,037
Total current assets	1,282	9,037

Oil & Gas Exploration	737,500	450,000

Fixed Assets, net of accumulated depreciation of $310 and $177 as of June 30, 2014 and March 31, 2014, respectively	1,290	1,423

Website, net of accumulated amortization of $4,926 and $2,734, as of June 30, 2014 and March 31, 2014, respectively	24,877	27,069

Total Assets	$764,949	$487,529

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$37,776	$22,873
Accrued liabilities	11,000	14,688
Accrued liabilities, director	10,000	15,000
Notes payable, related-party	10,118	10,118
Total current liabilities	68,894	62,679

Total liabilities	68,894	62,679

Shareholders’ Deficiency
Preferred Stock: $0.001 par value, 10,000,000 shares authorized; no shares issues and outstanding as of June 30, 2014 and March 31, 2014.	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized; 64,299,000 and 63,699,000 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	64,299	63,699
Additional paid-in capital	1,084,186	634,786
Common stock payable	-	90,000
Deficit accumulated during development stage	(452,430)	(363,635)
Total shareholders’ equity	696,055	424,850

Total liabilities and shareholders’ equity (deficiency)	$764,949	$487,529

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD

July 25, 2008 (DATE OF INCEPTION) THROUGH JUNE 30, 2014

(Unaudited)

			From inception
			(July 25, 2008)
	Three months ended June 30,		through
	2014	2013	June 30, 2014

EXPENSES

Lease property and exploration costs	$16,830	$-	$67,775
General and administrative expenses	39,179	4,040	203,145
Professional fees	32,786	-	143,850
Stock compensation expense	-	-	37,660
Net loss from Operation before Taxes	(88,795)	(4,040)	(452,430)

PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(88,795)	$(4.040)	$(452,430)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,107,791	53,024,000

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD

AUGUST 29, 2001 (DATE OF INCEPTION) THROUGH JUNE 30, 2014

(Unaudited)

					Accumulated
			Additional	Common	Deficit
	Common Stock		Paid-in	Stock	During
	Shares	Amount	Capital	Payable	Exploration	Total
Balance at inception on July 25, 2008
Common stock issued for cash at $0.0000625 per share on November 28, 2008	14,400,000	$14,400	$(13,500)	$-	$-	$900
Common stock issued for cash at $0.0000625 per share on December 5, 2008	32,000,000	32,000	(30,000)	-	-	2,000
Common stock issued for cash at $0.0000625 per share on March 19, 2009	30,240,000	30,240	(11,340)		-	18,900
Net loss	-	-	-	-	(1,238)	(1,238)
Balance March 31, 2009	76,640,000	76,640	(54,840)	-	(1,238)	20,562

Net loss	-	-	-		(27,699)	(27,699)
Balance March 31, 2010	76,640,000	76,640	(54,840)	-	(28,937)	(7,137)

Net loss	-	-	-	-	(10,436)	(10,436)
Balance March 31, 2011	76,640,000	76,640	(54,840)	-	(39,373)	(17,573)

Common shares cancelled on December 14, 2011	(23,872,000)	(23,872)	23,872	-	-	-
Common stock issued for services at per share $0.0000625 on December 14, 2011	256,000	256	(96)	-	-	160
Net loss					(17,315)	(17,315)
Balance March 31, 2012	53,024,000	53,024	(31,064)	-	(56,688)	(34,728)

Net loss	-	-	-	-	(15,547)	(15,547)
Balance March 31, 2013	53,024,000	53,024	(31,064)	-	(72,235)	(50,275)

Common shares issued in exchange of debt on October 2, 2013	10,000,000	10,000	41,525	-	-	51,525

Common shares issued for cash at $1.00 per share on November 1, 2013	75,000	75	74,925	-	-	75,000
Common shares issued for acquisition of land lease at $1.00 on November 20, 2013	250,000	250	249,750	-	-	250,000
Common shares issued for cash at $1.00 per share on December 19, 2013	150,000	150	149,850	-	-	150,000

Common shares issued for cash at $0.75 per share on February 14, 2014	200,000	200	149,800	-	-	150,000
Common stock payable for private placement proceeds	-	-	-	52,500	-	52,500
Services payable in common stock at $0.75 per share				37,500	-	37,500
Net loss	-	-	-	-	(291,400)	(291,400)
Balance March 31, 2014	63,699,000	$63,699	$634,786	$90,000	$(363,635)	$424,850

Common shares issued for acquisition of land lease at $0.75 per share on April 12, 2013	250,000	250	187,250	-	-	187,500
Common shares issued for cash at $0.75 per share on May 7, 2014	200,000	200	149,800	-	-	150,000
Common stock payable for private placement proceeds	100,000	100	74,900	(52,500)	-	22,500
Issuance of services payable shares in common stock at $0.75 per share	50,000	50	37,450	(37,500)	-	-
Net loss	-	-	-	-	(88,795)	(88,795)
Balance June 30, 2014	64,299,000	$64,299	$1,084,186	$-	$(452,430)	$696,055

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD

JULY 25, 2008 (DATE OF INCEPTION) THROUGH JUNE 30, 2014

			From inception
			(July 25, 2008)
	Three Months Ended June 30,		through
	2014	2013	June 30, 2014
			(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(88,795)	$(4,040)	$(452,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services payable in common stock	-	-	37,500
Common stock issued for services	-	-	160
Depreciation and amortization	2,325	-	5,236

Increase (decrease) in:
Accounts payables and accrued liabilities	14,902	(2,795)	37,775
Accrued expenses	(3,687)	-	11,000
Related Party Loans – paid directly to vendors on behalf of the Company.	-	6,835	41,143
Accrued payroll, officer	(5,000)		10,000
Net cash used in operating activities	(80,255)	-	(309,615)

INVESTING ACTIVITIES
Investment in Oil & Gas Exploration	(100,000)	-	(300,000)
Investment in fixed assets and website	-	-	(31,403)
Net cash used in investing activities	(100,000)	-	(331,403)

FINANCING ACTIVITIES
Loans from Director	-	-	20,500
Sales of Common stock	172,500	-	621,800
Net cash provided by financing activities	172,500	-	642,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,755)	-	1,282

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	9,037	-	-
CASH AND CASH EQUIVALENTS -END OF PERIOD	$1,282	$-	$1,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$-	$–
Cash paid for taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$-	$37,500	$37,500
Common stock issued upon conversion of notes payable	$-	$-	$51,525
Common stock issued for the acquisition of land lease	$187,500		$437,500

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2014

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company is in the development stage as defined under Accounting Codification Standard or ACS, Development Stage Entities (“ASC-915”) and plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily within the United States. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on July 25, 2008 through June 30, 2014, the Company has accumulated losses of $452,430.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $452,430 as of June 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

These statements reflect all adjustments, including of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2014 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of its annual and interim reports.

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

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2014

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

Stock Split

On December 18, 2013, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of one for two (the “Reverse Stock Split”).

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

June 30, 2014

(Unaudited)

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the six months ended June 30, 2014 and 2013 totaled $2,192 and $0, respectively.

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

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2014

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period July 25, 2008 (inception) to June 30, 2014.

4. ACQUISITION OF OIL AND GAS PROPERTIES

On November 18, 2013, the Company entered into an assignment of lease (the “Agreement”) whereby Ardmore Investments Inc. (“Ardmore”) assigned to the Company its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer Oil and Gas (“Pioneer”) involving the sale of 5,905.54 acres of oil and gas leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer (the “Leases”). Per the terms of the Agreement, we issued to Ardmore an aggregate 500,000 shares (250,000 share installments) of our common stock on November 18, 2013, and April 12, 2014, in order to complete the assignment. Furthermore, on December 12, 2013, February 12, 2014, and April 12, 2014, the Company made three installment payments of $100,000 each to Pioneer. Upon completion of the final installment the leases were conveyed to the Company.

Due to the lack of an active market of the Company’s common stock, the fair value of the common stock issued to Ardmore was determined based on the price at which the Company’s shares were most recently sold in a private placement transaction.

5. COMMON STOCK

The Company’s authorized capital consist of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, both with a par value of $0.001 per share.

This gives effect to the Company’s 32 for 1 forward stock split that was effected on January 3, 2012 and the Company’s subsequent Reverse Stock Split that was effected on December 18, 2013. All share and per share information has been restated in this Report to retroactively show the effect of the two stock splits.

On December 18, 2013, the Company effectuated a Reverse Stock Split of its outstanding and authorized shares of common stock at a ratio of one for two. As a result of the Reverse Stock Split, the Company’s authorized shares of common stock were decreased from 200,000,000 to 100,000,000 shares and its authorized shares of preferred stock were decreased from 20,000,000 to 10,000,000 shares. Upon the effectiveness of the Reverse Stock Split, which occurred on December 20, 2013, the Company’s issued and outstanding shares of common stock was decreased from 126,698,000 to 63,349,000 shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the Reverse Stock Split.

On November 28, 2008, the Company issued 14,400,000 shares of common stock at a price of $0.0000625 per share for total cash proceeds of $900.

On December 4, 2008, the Company issued 32,000,000 shares of common stock at a price of $0.0000625 per share for total cash proceeds of $2,000.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2014

(Unaudited)

5. COMMON STOCK (continued)

During the period December 10, 2008 to March 19, 2009, the Company issued 30,240,000 shares of common stock at a price of $0.000625 per share for total cash proceeds of $18,900.

On December 14, 2011, in connection with a change in the Company’s directors, two controlling stockholders cancelled an aggregate of 23,872,000 shares of common stock. On the same day, 256,000 shares of common stock were issued to a director for services rendered. The common stock was valued at $0.000625 per share.

On October 2, 2013, John Barton purchased 43.0% of the issued and outstanding shares of common stock of the Company from former stockholders. Concurrently with Mr. Barton’s purchase, the Board of Directors of the Company determined that it was in the best interest of the Company to settle a portion of an outstanding loan from Mr. Barton to the Company. In exchange for the settlement of the outstanding debt, the Company issued Mr. Barton 10,000,000 shares of common stock. Upon completion of the above transactions, Mr. Barton became the beneficial owner of 52.01% of the issued and outstanding shares of common stock .

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

On March 6, 2014, the Company authorized the issuance of 50,000 shares of common stock to a third party entity for consulting services. The fair value of the shares of common stock was $37,500. On March 31, 2014, the $37,500 was recorded to common stock payable and a stock certificate representing the shares of common stock was issued on June 30, 2014.

On March 10, 2014, the Company entered into a private placement for 100,000 shares of common stock for gross proceeds of $75,000. On March 10, 2014 and March 25, 2014, the Company received an aggregate of $52,500 of the proceeds. The remaining $22,500 of proceeds was received on April 24, 2014. A certificate representing the shares of common stock payable was issued on April 24 2014.

On April 12, 2014, in connection with the Agreement, the Company issued to Ardmore 250,000 shares of our common stock.

On May 7, 2014, the Company sold a total of 200,000 shares of common stock for gross proceeds of $150,000.

As of June 30, 2014, the Company had 64,299,000 shares of common stock issued and outstanding.

PETROTERRA CORP.

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2014

(Unaudited)

6. INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $452,430 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of June 30, 2014 and March 31, 2014, the total amount loaned to the Company by a director was $10,118. The loan is non-interest bearing, due upon demand and unsecured.

On October 2, 2013, the Company settled an outstanding loan with a principal amount of $51,525 by exchanging 10,000,000 shares of common stock for conversion of outstanding debt of $20,000 due to the Company’s chief executive officer and the remaining $31,525 of outstanding debt due to the previous chief executive officer was extinguished to Additional paid-in capital.

On October 2, 2013, the Company settled an outstanding loan with a principal amount of $20,000 due to the Company’s Chief Executive Officer in exchange for 10,000,000 shares of common stock.

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from June 30, 2014 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below:

Common Stock

In August, 2014 the Company sold 483,871 shares of common stock for gross proceeds of $150,000.

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

We were incorporated under the laws of the State of Nevada on July 25, 2008 as “Loran Connection Corp.” We were formed to provide a variety of services in the area of individual and group tourism and business support in Ukraine. We subsequently filed a resale registration statement with the Securities and Exchange Commission on May 28, 2009 which was declared effective on October 28, 2009. On January 25, 2012, we filed an amendment to our articles of incorporation to, among other things, change our name to “PetroTerra Corp.” and effect a thirty-two-for-one forward stock split. We changed our name to reflect a proposed change in our business operations. On October 2, 2013, in connection with a change of control in the management of the Company, the Company began its current business operations in the oil and gas sector. On December 18, 2013, we filed a certificate of change to effect a one-for-two reverse stock split of our authorized and our outstanding shares of common stock and preferred stock. On April 12, 2014, we completed our acquisition of certain property Leases held by Ardmore for property owned by Pioneer covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah.

Our principal executive offices are located at 422 East Vermijo Avenue, Suite 313, Colorado Springs, CO 80903. The telephone number at our principal executive offices is (719) 219-6404. Our web site is www.petroterracorp.com.

CURRENT BUSINESS OPERATIONS

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

Three Month Period Ended June 30, 2014 Compared to the Three Month Period Ended June 30, 2013.

Our net loss for the three month period ended June 30, 2014 was $88,795 compared to a net loss of $4,040 during the three month period ended June 30, 2013. During the three month periods ended June 30, 2014 and June 30, 2013, we did not generate any revenue.

General and administrative costs

During the three month period ended June 30, 2014, we incurred general and administrative expenses of $39,179 compared to $4,040 incurred during the three month period ended June 30, 2013. The change in general and administrative expense incurred during the three months ended June 30, 2014 was primarily related to compensation to our Chief Executive Officer of $30,000, corporate overhead and travel costs.

Professional Fees

During the three months ended June 30, 2014, we incurred professional fees of $32,786 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $25,423 and $3,710, respectively, and the corporate and investor relations fees associated with these activities amounted to $3,653.

The weighted average number of shares outstanding was 64,107,791 and 53,024,000 for the three month periods ended June 30, 2014 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Three month Period Ended June 30, 2014

As of June 30, 2014, the Company had assets worth $764,949 compared to $487,529 on March 31, 2014. Assets as of June 30, 2014 comprised of $1,282 in cash, $26,167 in fixed assets and website development costs and $737,500 for the land lease. As of June 30, 2014, our current liabilities were $68,893. Current liabilities were comprised of $10,118 in loan from director, $48,775 in accounts payable and accrued liabilities and $10,000 in accrued payroll.

Stockholders’ equity increased from $424,850 as of March 31, 2014 to $696,055 as of June 30, 2014. The $271,205 increase is due to the issuance of common stock for gross proceeds of $210,000 and the issuance of common stock for the land lease assignment rights installment of $187,500, services for common stock of $37,500 and is offset by losses for the three month period ending June 30, 2014 of $88,795.

Securities Purchase Agreement

On March 6, 2013, the Company entered into securities purchase agreements with an investor pursuant to Regulation S promulgated under the Securities Act, pursuant to which the Company sold an aggregate of 200,000 and 100,000 shares of the Company’s common stock, respectively, for gross proceeds in the current period at $150,000 and $75,000. Of the $75,000 gross proceeds received for the issuance of 100,000 shares, $52,500 was received during the year ended March 31, 2014.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three month period ended June 30, 2014, net cash flows used in operating activities was $80,255 consisting of a net loss of $88,795, an increase of $11,215 in accounts payables and accrued liabilities, and a decrease of $5,000 for accrued salary – officer. For the three month period ended June 30, 2013, net cash flows used in operating activities was $0 consisting of a net loss of $4,040 decrease in accounts payable of $2,795 and an increase of $6,835 of related party loans paid directly to vendors on the Company’s behalf. Net cash flows used in operating activities was $309,615 for the period from inception (July 25, 2008) to June 30, 2014.

Cash Flows from Investing Activities

We have used cash from investing activities in the three month period ended June 30, 2014 for the land lease installment of $100,000. From the date of inception to June 30, 2014, we have used cash from investing activities for the acquisition of the Leases amounting to $300,000 and for the development of certain fixed assets and website costs amounting to $31,403

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity and debt instruments. For the three month period ended June 30, 2014, we generated cash from financing activities of $172,500. For the three month period ended June 30, 2013, we did not generate any cash through financing activities. For the period from inception (July 25, 2008) to June 30, 2014, net cash received through financing activities was $621,800 and we received $20,500 from director loan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of June 30, 2014. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of the items set forth below:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has evaluated subsequent events from June 30, 2014 through the filing of these financial statements. There are no significant subsequent events, except as discussed below:

On May 7, 2014, the Company sold a total of 200,000 shares of common stock for gross proceeds of $150,000. Such sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

On August 15, 2014, the Company sold a total of 483,871 shares of common stock for gross proceeds of $150,000. Such sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

On June 30, 2014, a non-employee stock compensation was issued in the amount of 50,000 shares to a consultant.

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

PETROTERRA CORP.

Dated: August 19, 2014	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer

