Form 10-Q
period 2014-09-30
PETROTERRA CORP.
filed 2014-11-12
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 5, 2014
Common Stock, $0.001	65,029,930

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of September 30, 2014 And March 31, 2014

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS

Current assets
Cash	$22,878	$9,037
Prepaids	5,625	-
Total current assets	28,503	9,037

Oil & Gas Exploration	737,500	450,000

Fixed Assets, net of accumulated depreciation of $443 and $177 as of September 30, 2014 and March 31, 2014, respectively	3,929	1,423

Website, net of accumulated amortization of $7,118 and $2,734, as of September 30, 2014 and March 31, 2014, respectively	22,685	27,069

Total Assets	$792,617	$487,529

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$47,416	$22,873
Accrued liabilities	16,170	14,688
Accrued liabilities, director	10,000	15,000
Notes payable, related-party	10,118	10,118
Total current liabilities	83,704	62,679

Total liabilities	83,704	62,679

Shareholders’ Equity
Preferred Stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and March 31, 2014.	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized; 64,882,871 and 63,699,000 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	64,883	63,699
Additional paid-in capital	1,274,602	634,786
Common stock payable	-	90,000
Accumulated Deficit	(630,572)	(363,635)
Total shareholders’ equity	708,913	424,850

Total liabilities and shareholders’ equity	$792,617	$487,529

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013

EXPENSES

Lease property and exploration costs	$32,117	$-	$48,947	$-
General and administrative expenses	42,274	1,500	81,452	5,540
Professional fees	62,752	-	95,538	-
Stock compensation expense	41,000	-	41,000	-
Net loss from Operation before Taxes	(178,143)	(1,500)	(266,937)	(5,540)

PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(178,143)	$(1,500)	$(266,937)	$(5,540)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,522,597	53,024,000	64,316,328	53,024,000

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Six Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(266,937)	$(5,540)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services payable in common stock	-	-
Common stock issued for services	41,000	-
Depreciation and amortization	4,650	-

Increase (decrease) in:
Prepaids	(5,625)	-
Accounts payables and accrued liabilities	24,543	(1,295)
Accrued expenses	1,482	-
Related Party Loans – paid directly to vendors on behalf of the Company.	-	6,835
Accrued payroll, officer	(5,000)	-
Net cash used in operating activities	(205,887)	-

INVESTING ACTIVITIES
Investment in Oil & Gas Exploration	(100,000)	-
Investment in fixed assets	(2,772)	-
Net cash used in investing activities	(102,772)	-

FINANCING ACTIVITIES
Sales of Common stock	322,500	-
Net cash provided by financing activities	322,500	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,841	-

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	9,037	-
CASH AND CASH EQUIVALENTS -END OF PERIOD	$22,878	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$41,000	$-
Common stock issued for the acquisition of land lease	$187,500	-

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2014

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company is an independent exploration and development company focused on the acquisition of property (or property leases enabling us to explore and exploit such property) that we believe may contain extractable oil and/or gas. The Company plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily within the United States. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $630,572 as of September 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

Notes To The Financial Statements

September 30, 2014

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

Notes To The Financial Statements

September 30, 2014

(Unaudited)

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the six months ended September 30, 2014 and 2013 totaled $4,384 and $0, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2014

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the six months ended September 30, 2014.

Recent Accounting Pronouncements

ASU 2014-10, Development Stage Entities

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

4. ACQUISITION OF OIL AND GAS PROPERTIES

On November 18, 2013, the Company entered into an assignment of lease (the “Agreement”) whereby Ardmore Investments Inc. (“Ardmore”) assigned to the Company its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer Oil and Gas (“Pioneer”) involving the sale of 5,905.54 acres of oil and gas leases (the “Leases”) located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah (the “Utah Properties”). Per the terms of the Agreement, we issued to Ardmore an aggregate 500,000 shares (250,000 share installments) of our common stock on November 18, 2013, and April 12, 2014, in order to complete the assignment. Furthermore, on December 12, 2013, February 12, 2014, and April 12, 2014, the Company made three installment payments of $100,000 each to Pioneer. Upon completion of the final installment the leases were conveyed to the Company.

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

Notes To The Financial Statements

September 30, 2014

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

On August 22, 2014 the Company sold a total of 483,871 shares of common stock for gross proceeds of $150,000.

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2014

(Unaudited)

On September 2, 2014, the Company authorized the issuance of 50,000 shares of common stock to a third party entity for consulting services. The fair value of the shares of common stock was $20,500.

On September 16, 2014, the Company authorized the issuance of 50,000 shares of common stock to the Company’s newly appointed Chief Operating Officer for consulting services. The fair value of the shares of common stock was $20,500.

As of September 30, 2014, the Company had 64,882,871 shares of common stock issued and outstanding.

6. INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $630,572 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of September 30, 2014 and March 31, 2014, the total amount loaned to the Company by a director was $10,118. The loan is non-interest bearing, due upon demand and unsecured.

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

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from September 30, 2014 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below:

Common Stock

In October, 2014 the Company sold 147,059 shares of common stock for gross proceeds of $50,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We are an independent exploration and development company that plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily in the United States.

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

Three Month Period Ended September 30, 2014 Compared to the Three Month Period Ended September 30, 2013.

Our net loss for the three month period ended September 30, 2014 was $178,143 compared to a net loss of $1,500 during the three month period ended September 30, 2013 as the Company incurred consulting costs related to exploration of the Utah Properties and professional fees related to its public company requirements. During the three month periods ended September 30, 2014 and September 30, 2013, we did not generate any revenue.

Lease property and exploration costs

During the three month period ended September 30, 2014, we incurred an increase in lease property and exploration costs of $32,117 compared to the $0 in the prior year, consisting primarily of consulting costs for exploration studies, project consultant costs and annual rental costs. As the acquisition of the Leases was not initiated until November 2013, we did not incur any costs relating to lease property and exploration costs for the three month period ended September 30, 2013.

General and administrative costs

During the three month period ended September 30, 2014, we incurred general and administrative expenses of $42,274 compared to $1,500 incurred during the three month period ended September 30, 2013. The change in general and administrative expense incurred during the three months ended September 30, 2014 was primarily related to compensation to our Chief Executive Officer of $30,000, corporate overhead and travel costs.

Professional Fees

During the three months ended September 30, 2014, we incurred professional fees of $62,752 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $20,000 and $13,255, respectively, and the corporate and investor relations fees associated with these activities amounted to $29,497.

Non-Employee Stock Based Compensation

During the three month period ended September 30, 2014, we incurred $41,000 in stock based compensation charges for stock issuances for professional and advisory services. We did not incur any costs relating to stock based compensation during the three months ended September 30, 2014.

The weighted average number of shares outstanding was 64,522,597 and 53,024,000 for the three month periods ended September 30, 2014 and 2013, respectively.

Six Month Period Ended September 30, 2014 Compared to the Six Month Period Ended September 30, 2013.

Our net loss for the six month period ended September 30, 2014 was $266,937 compared to a net loss of $5,540 during the six month period ended September 30, 2013. The Company began implementing its business plan in November 2013 and the expenses incurred in the six month period ended September 30, 2014 are primarily attributable to exploration costs and professional fees related to its public company requirements. During the six month periods ended September 30, 2014 and September 30, 2013, we did not generate any revenue.

Lease property and exploration costs

During the six month period ended September 30, 2014, we incurred an increase in lease property and exploration costs of $48,947 compared to the $0 in the prior year, consisting primarily of consulting costs. As the acquisition of the Leases was not initiated until November 2013, we did not incur any costs relating to lease property and exploration costs for the six month period ended September 30, 2013.

General and administrative costs

During the six month period ended September 30, 2014, we incurred general and administrative expenses of $81,452 compared to $5,540 incurred during the six month period ended September 30, 2013. The change in general and administrative expense incurred during the six months ended September 30, 2014 was primarily related to compensation to our Chief Executive Officer of $60,000, corporate overhead and travel costs.

Professional Fees

During the six months ended September 30, 2014, we incurred professional fees of $95,538 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $45,436 and $19,465, respectively, and the corporate and investor relations fees associated with these activities amounted to $30,637.

Non-Employee Stock Based Compensation

During the six month period ended September 30, 2014, we incurred $41,000 in stock based compensation charges for stock issuances for professional and advisory services. We did not incur any costs relating to stock based compensation during the six months ended September 30, 2014.

The weighted average number of shares outstanding was 64,316,328 and 53,024,000 for the six month periods ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six month Period Ended September 30, 2014

As of September 30, 2014, the Company had assets worth $792,617 compared to $487,529 on March 31, 2014. Assets as of September 30, 2014 comprised of $22,878 in cash, $26,614 in fixed assets and website development costs and $737,500 for the Leases. As of September 30, 2014, our current liabilities were $83,704. Current liabilities were comprised of a $10,118 loan from our sole director and chief executive officer, $63,586 in accounts payable and accrued liabilities and $10,000 in accrued payroll.

Stockholders’ equity increased from $424,850 as of March 31, 2014 to $708,913 as of September 30, 2014. The $284,063 increase is due to the issuance of common stock for gross proceeds of $322,500 and the issuance of common stock for the land lease assignment rights installment of $187,500, services for common stock of $41,000 and is offset by losses for the six month period ending September 30, 2014 of $266,937.

Securities Purchase Agreement

On August 22, 2014, the Company entered into securities purchase agreements with an investor pursuant to Regulation S promulgated under the Securities Act, pursuant to which the Company sold an aggregate of 483,871 shares of the Company’s common stock for gross proceeds in the current period at $150,000.

On May 7, 2014 and March 6, 2014, the Company entered into securities purchase agreements with an investor pursuant to Regulation S promulgated under the Securities Act, pursuant to which the Company sold an aggregate of 200,000 and 100,000 shares of the Company’s common stock, respectively, for gross proceeds in the first quarter at $150,000 and $75,000. Of the $75,000 gross proceeds received for the issuance of 100,000 shares, $52,500 was received during the year ended March 31, 2014. The remaining $22,500 was received on April 24, 2014.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six month period ended September 30, 2014, net cash flows used in operating activities was $205,887 consisting of a net loss of $266,937, an increase of prepaids of $5,625 for annual dues, an increase of $24,543 in accounts payables and accrued liabilities related primarily to professional services and consulting fees, and a decrease of $5,000 for accrued salary – officer. For the six month period ended September 30, 2013, net cash flows used in operating activities was $0 consisting of a net loss of $5,540 decrease in accounts payable of $1,295 and an increase of $6,835 of related party loans paid directly to vendors on the Company’s behalf.

Cash Flows from Investing Activities

We have used cash from investing activities in the six month period ended September 30, 2014 for the land lease installment of $100,000 and the cost of certain computer equipment amounting to $2,772. There are no investing activities in the prior year period.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity and debt instruments. We generated cash from financing activities of $322,500 in the six month period ended September 30, 2014,. We did not generate any cash through financing activities in the six month period ended September 30, 2013,

PLAN OF OPERATION AND FUNDING

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2014. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has evaluated subsequent events from September 30, 2014 through the filing of these financial statements. There are no significant subsequent events, except as discussed below:

On October 24, 2014, the Company sold a total of 147,059 shares of common stock for gross proceeds of $50,000. Such sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

On September 2, 2014, the Company authorized the issuance of 50,000 shares of common stock to a third party entity for consulting services. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On September 16, 2014, the Company authorized the issuance of 50,000 shares of common stock to the Company’s newly appointed Chief Operating Officer for consulting services. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

PETROTERRA CORP.

Dated: November 12, 2014	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Principal Financial Officer

