Form 10-Q
period 2014-12-31
PETROTERRA CORP.
filed 2015-02-17
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-34970

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 13, 2015
Common Stock, $0.001	65,626,364

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of December 31, 2014 And March 31, 2014

(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS

Current assets
Cash	$4,487	$9,037
Prepaids	3,750	-
Total current assets	8,237	9,037

Oil & Gas Exploration	794,786	450,000

Fixed Assets, net of accumulated depreciation of $807 and $177 as of December 31, 2014 and March 31, 2014, respectively	3,565	1,423

Website, net of accumulated amortization of $9,310 and $2,734, as of December 31, 2014 and March 31, 2014, respectively	20,493	27,069

Total Assets	$827,081	$487,529

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$83,203	$22,873
Accrued liabilities	46,170	14,688
Accrued liabilities, director	20,000	15,000
Notes payable, related-party	10,118	10,118
Total current liabilities	159,491	62,679

Total liabilities	159,491	62,679

Shareholders’ Equity
Preferred Stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and March 31, 2014.	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized; 65,029,930 and 63,699,000 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	65,029	63,699
Additional paid-in capital	1,324,456	634,786
Common stock payable	37,500	90,000
Accumulated Deficit	(759,395)	(363,635)
Total shareholders’ equity	667,590	424,850

Total liabilities and shareholders’ equity	$827,081	$487,529

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013

EXPENSES

Lease property and exploration costs	$39,661	$-	$88,608	$-
General and administrative expenses	43,514	48,291	124,966	48,291
Professional fees	45,648	61,945	141,186	67,485
Stock compensation expense	-	-	41,000	-
Net loss from Operation before Taxes	(128,823)	(110,236)	(395,760)	(115,776)

PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(128,823)	$(110,236)	$(395,760)	$(115,776)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,991,567	62,986,500	64,554,748	56,356,909

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

	Nine Months Ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(395,760)	$(115,776)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	41,000	-
Depreciation and amortization	7,206	586

Increase (decrease) in:
Other Receivables	-	(3,500)
Prepaids	(3,750)	-
Accounts payables and accrued liabilities	3,044	32,158
Accrued expenses	31,482	-
Related Party Loans – paid directly to vendors on behalf of the Company.	-	16,157
Accrued payroll, officer	5,000	10,000
Net cash used in operating activities	(311,778)	(60,375)

INVESTING ACTIVITIES
Investment in Oil & Gas Exploration	(100,000)	(100,000)
Investment in fixed assets	(2,772)	(30,853)
Net cash used in investing activities	(102,772)	(130,853)

FINANCING ACTIVITIES
Sales of Common stock	410,000	225,000
Net cash provided by financing activities	410,000	225,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,550)	33,772

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	9,037	-
CASH AND CASH EQUIVALENTS -END OF PERIOD	$4,487	$33,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$41,000	$-
Conversion of Debt to equity	-	51,525
Common stock issued for the acquisition of land lease	$187,500	$250,000
Oil & Gas Exploration costs payable	$57,286	-

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2014

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $759,395 as of December 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

December 31, 2014

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

December 31, 2014

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the nine months ended December 31, 2014 and 2013 totaled $6,576 and $542, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2014

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the nine months ended December 31, 2014.

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

December 31, 2014

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

December 31, 2014

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

On October 24, 2014 the Company sold 147,059 shares of common stock for gross proceeds of $50,000.

On November 17, 2014, the Company entered into a private placement for 80,645 shares of common stock for gross proceeds of $50,000. On December 8, 2014, the Company received $37,500 of the proceeds, however, the remaining $12,500 was received on January 8, 2015, wherein, the Company issued the shares. As the December 31, 2014, the $37,500 is recorded to common stock payable.

As of December 31, 2014, the Company had 65,029,930 shares of common stock issued and outstanding.

6. INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $759,395 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2014 and March 31, 2014, the total amount loaned to the Company by a director was $10,118. The loan is non-interest bearing, due upon demand and unsecured.

The Company incurred expense of $90,000 and $30,000 of compensation to the Chief Executive Officer for the nine months ending December 31, 2014 and 2013, respectively. As of December 31, 2014 and March 31, 2014, the Company had an outstanding compensation payable to the Chief Executive Officer of $20,000 and $15,000, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2014

(Unaudited)

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from December 31, 2014 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below:

Securities Purchase Agreement

The Company entered into securities purchase agreement with a foreign investor (the “Investor”) exempt pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 80,645 shares of the Company’s common stock for gross proceeds of $50,000. As of December 31, 2014, $37,500 of the consideration for the shares is recorded to common stock payable until the securities purchase agreement was completed on January 21, 2015. See disclosure in Note 5.

On January 29, 2015, the Company entered into securities purchase agreement with the Investor exempt pursuant to Regulation S promulgated under the Securities Act pursuant to which the Company sold an aggregate of 65,789 shares of the Company’s common stock for gross proceeds of $37,500.

On February 2, 2015, the Company authorized the sale of securities for a purchase price of $80,000 from the Investor pursuant to Regulation S promulgated under the Securities Act pursuant to which the Company sold an aggregate of 115,942 shares of the Company’s common stock. On February 10, 2015, the Company received $60,000 of the gross proceeds.

Consulting Services

On January 31, 2015, the Company authorized the issuance of 50,000 shares of common stock in accordance with a January 2014 consulting agreement.

Restricted Share Issuance

On February 13, 2015, the Company issued our Chief Executive Officer a restricted stock grant of 400,000 shares of the Company’s common stock in accordance with the employment agreement dated February 4, 2014. The issuance occurs on each anniversary of the employment agreement, beginning on the first anniversary February 4, 2015. The restricted stock grant will vest 10 months following issuance.

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

Three Month Period Ended December 31, 2014 Compared to the Three Month Period Ended December 31, 2013.

Our net loss for the three month period ended December 31, 2014 was $128,823 compared to a net loss of $110,236 during the three month period ended December 31, 2013 as the Company incurred consulting costs related to exploration costs and professional fees related to public company requirements. During the three month periods ended December 31, 2014 and December 31, 2013, we did not generate any revenue.

Lease property and exploration costs

During the three month period ended December 31, 2014, we incurred an increase in lease property and exploration costs of $39,661 compared to the $0 in the prior year, consisting primarily of consulting costs for exploration study costs, project consultant costs and annual rental costs. As the acquisition of the Leases was not initiated until November 2013, we did not incur any costs relating to lease property and exploration costs for the three month period ended December 31, 2013.

General and administrative costs

During the three month period ended December 31, 2014, we incurred general and administrative expenses of $43,514 compared to $48,291 incurred during the three month period ended December 31, 2013. The change in general and administrative expense incurred during the three months ended December 31, 2014 was primarily related to less corporate overhead and travel costs compared to the prior year period.

Professional Fees

During the three months ended December 31, 2014, we incurred professional fees of $45,648 compared to $61,945 incurred during the three months ended December 31, 2013. The reduction in professional fees is primarily due to the decrease in legal fees compared to the prior year period related to the acquisition of the Leases from Ardmore in the earlier period.

The weighted average number of shares outstanding was 64,991,567 and 62,986,500 for the three month periods ended December 31, 2014 and 2013, respectively.

Nine Month Period Ended December 31, 2014 Compared to the Nine Month Period Ended December 31, 2013.

Our net loss for the nine month period ended December 31, 2014 was $395,760 compared to a net loss of $115,776 during the nine month period ended December 31, 2013. The Company began implementing our business plan upon the acquisition of property in November 2013 and the expenses incurred in the nine month period ended December 31, 2014 are primarily attributable to increase exploration costs and professional fees related to public company requirements. During the nine month periods ended December 31, 2014 and December 31, 2013, we did not generate any revenue.

Lease property and exploration costs

During the nine month period ended December 31, 2014, we incurred an increase in lease property and exploration costs of $88,608 compared to the $0 in the prior year, consisting primarily of consulting costs. As the acquisition of the Leases was not initiated until November 2013, we did not incur any costs relating to lease property and exploration costs for the nine month period ended December 31, 2013.

General and administrative costs

During the nine month period ended December 31, 2014, we incurred general and administrative expenses of $124,966 compared to $48,291 incurred during the nine month period ended December 31, 2013. The change in general and administrative expense incurred during the nine months ended December 31, 2014 was primarily related to compensation to our Chief Executive Officer, corporate overhead and travel costs.

Professional Fees

During the nine months ended December 31, 2014, we incurred professional fees of $141,186 compared to $67,485 incurred during the nine month period ended December 31, 2013. The increase compared to the prior year period is due to the corporate costs occurred over a full year. The legal and accounting fees associated with these activities amounted to $60,436 and $23,256, respectively, and the corporate and investor relations fees associated with these activities amounted to $57,494 in 2014.

Non-Employee Stock Based Compensation

During the nine month period ended December 31, 2014, we incurred $41,000 in stock based compensation charges for stock issuances for professional and advisory services. We did not incur any costs relating to stock based compensation during the nine months ended December 31, 2014.

The weighted average number of shares outstanding was 64,554,748 and 56,356,909 for the nine month periods ended December 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine month Period Ended December 31, 2014

As of December 31, 2014, the Company had assets of $827,021 compared to $487,529 on March 31, 2014. Assets as of December 31, 2014 comprised of $4,487 in cash, $24,058 in fixed assets and website development costs and $737,500 for the Leases and accumulated Oil & Gas exploration costs of $57,286. As of December 31, 2014, our current liabilities were $159,491. Current liabilities were comprised of a $10,118 loan from our sole director and chief executive officer, $129,373 in accounts payable and accrued liabilities and $20,000 in accrued payroll.

Stockholders’ equity increased from $424,850 as of March 31, 2014 to $667,590 as of December 31, 2014. The $242,740 increase is due to the issuance of common stock for gross proceeds of $410,000 and the issuance of common stock for the land lease assignment rights installment of $187,500, services for common stock of $41,000 and is offset by losses for the nine month period ending December 31, 2014 of $395,760.

Securities Purchase Agreement

On November 17, 2014, the Company entered into a securities purchase agreement with the Investor exempt pursuant to Regulation S promulgated under the Securities Act for 80,645 shares of common stock for gross proceeds of $50,000. On December 8, 2014, the Company received $37,500 of the consideration for the shares, however, the remaining $12,500 was received on January 8, 2015, wherein, the Company issued the shares. As of December 31, 2014, the $37,500 is recorded to common stock payable.

On October 24, 2014, the Company entered into securities purchase agreements with the Investor exempt pursuant to Regulation S promulgated under the Securities Act, pursuant to which the Company sold an aggregate of 147,059 shares of the Company’s common stock for gross proceeds in the current period at $50,000.

On August 22, 2014, the Company entered into securities purchase agreements with the Investor exempt pursuant to Regulation S promulgated under the Securities Act, pursuant to which the Company sold an aggregate of 483,871 shares of the Company’s common stock for gross proceeds in the current period at $150,000.

On May 7, 2014 and March 6, 2014, the Company entered into securities purchase agreements with the Investor pursuant to Regulation S promulgated under the Securities Act, pursuant to which the Company sold an aggregate of 200,000 and 100,000 shares of the Company’s common stock, respectively, for gross proceeds in the first quarter of $150,000 and $75,000. Of the $75,000 gross proceeds received for the issuance of 100,000 shares, $52,500 was received during the year ended March 31, 2014.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine month period ended December 31, 2014, net cash flows used in operating activities was $311,778 consisting of a net loss of $395,760, an increase of prepaids of $3,750 for annual dues, an increase of $34,526 in accounts payables and accrued liabilities and, an increase of $5,000 for accrued salary – officer. For the nine month period ended December 31, 2013, net cash flows used in operating activities was $60,375 consisting of a net loss of $115,776, an increase in accounts payable and accrued expenses of $32,158 and an increase of $16,157 of related party loans paid directly to vendors on the Company’s behalf and an increase of $10,000 for accrued salary - officer.

Cash Flows from Investing Activities

We have used cash from investing activities in the nine month period ended December 31, 2014 for the land lease installment of $100,000 and the cost of certain computer equipment amounting to $2,772. The investing activities in the prior year period was $100,000 from a land lease installment in December 2013 and fixed asset and website costs of $30,853.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity and debt instruments. We generated cash from financing activities of $410,000 and $225,000 in the nine month period ended December 31, 2014 and 2013, respectively, from the issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of December 31, 2014. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has evaluated subsequent events from December 31, 2014 through the filing of these financial statements. There are no significant subsequent events, except as discussed below:

On February 2, 2015, the Company authorized for issuance a total of 115,942 shares of common stock to the Investor for gross proceeds of $80,000 of which $60,000 was received on February 10, 2015. Such sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

On January 31, 2015, the Company authorized the issuance of 50,000 shares of common stock to a third party entity for consulting services. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 29, 2015, the Company sold a total of 65,789 shares of common stock to the Investor for gross proceeds of $37,500. Such sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

On January 9, 2015, the Company sold a total of 80,645 shares of common stock to the Investor for gross proceeds of $50,000. Such sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On September 28, 2014, the Company engaged Thompson Solutions, LLC (“Thompson”) to review and process both the public domain gravity and aeromagnetic datasets that existed on our leased property in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah (the “Properties”). The purpose of this review was to identify major structures and geologic trends of interest on the Properties. Based on the results of this analysis, on November 21, 2014, the Company engaged Magee Geophysical Services LLC (“Magee”) to perform a comprehensive gravity survey on our Properties. The gravity survey was conducted from November 22, 2014 through December 9, 2014 and cost the Company approximately $55,000. Pursuant to the survey, a total of 737 new gravity stations were acquired on a nominal quarter mile grid and the data acquired was merged with re-processed public domain data including about 630 stations located in and around the main grid.  Upon completion of Magee’s gravity survey, on December 8, 2014, the Company engaged Thompson to further process the data obtained by Magee and to provide custom processing and mapping of such data. On February 6, 2015, Thompson completed their interpretation of the gravity survey. The Company will pay to Thompson $15,500 for its services.

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

PETROTERRA CORP.

Dated: February 17, 2015	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Principal Financial Officer

