Form 10-K
period 2015-03-31
PETROTERRA CORP.
filed 2015-06-30
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on September 30, 2014 was $13,140,037.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 25, 2015, registrant had outstanding 66,124,593 shares of common stock.

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

We were incorporated under the laws of the State of Nevada on July 25, 2008 as “Loran Connection Corp.” We were formed to provide a variety of services in the area of individual and group tourism and business support in Ukraine. We subsequently filed a resale registration statement with the Securities and Exchange Commission on May 28, 2009, which was declared effective on October 28, 2009. On January 25, 2012, we filed an amendment to our articles of incorporation to, among other things, change our name to “PetroTerra Corp.” and effect a thirty-two-for-one reverse split. We changed our name to reflect a proposed change in our business operations. On October 2, 2013, in connection with a change of control in the management of the Company, the Company began its current business operations in the oil and gas sector. On December 18, 2013, we filed a certificate of change to effect a one-for-two reverse stock split of our authorized and our outstanding shares of common stock and preferred stock. On April 12, 2014, we completed our acquisition of certain property leases (the “Leases”) held by Ardmore Investments Inc. (“Ardmore”) for property owned by Pioneer Oil and Gas (“Pioneer”) covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah (the “Utah Properties”).

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

In January 2014 we hired a third party independent contractor to provide insight and to assist in the development of a plan regarding the exploration of any properties that we acquire. In March 2014, we engaged a third party independent contractor to provide geologic consulting services to the Company. In March 2014 we also obtained an MHA Technical Report on the Utah Properties. In September 2014, we engaged a third party independent contractor to review and process both the public domain gravity and aeromagnetic datasets that existed on our leased Utah Properties. In November 2014, we engaged a third party independent contractor to perform a comprehensive gravity survey on our Utah Properties which was completed in December 2014 and the results of such survey were interpreted in February 2015. We have since engaged a third party contractor to create a geologic model of the Utah Properties. Each of the foregoing actions have been implemented as part of our continuing effort to conduct a full evaluation of the Utah Properties. For more information, see “Recent Developments” below.

Recent Developments

On November 18, 2013, the Company entered into an assignment of lease agreement (the “Agreement”) whereby Ardmore assigned to us its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer involving the sale of 5,905.54 acres of three separate BLM Management oil and gas Leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer. Per the terms of the Agreement, we issued to Ardmore 250,000 shares of our common stock on November 18, 2013, and, in order to complete the assignment contemplated by the Agreement, we issued to Ardmore an additional 250,000 shares of our common stock upon the transfer to us of ownership in the Leases, which occurred on April 12, 2014. Furthermore, the Company made three installment payments of $100,000 each to Pioneer pursuant to the terms of the Purchase Agreement. The Leases were conveyed to the Company on April 10, 2014.

On September 16, 2014, the Company appointed Kurt Reinecke as its Chief Operating Officer pursuant to an independent contractor agreement (the “Reinecke Agreement”) with Arrow Peak Minerals and Royalty LLC (“Arrow”). Under the Reinecke Agreement, Mr. Reinecke will perform the following services for the Company in his role as Chief Operating Officer: (i) oversee and coordinate the Company’s exploration plan; (ii) coordinate any other land related task as may be identified from time to time by John Barton, the Company’s Chief Executive Officer; and (iii) perform any other services that a chief operating officer may perform. The Reinecke Agreement is for a term of one year and will pay Arrow an aggregate of $90,000 over the term. Arrow is also entitled to receive an aggregate of 200,000 shares of common stock to be earned as follows: (i) 50,000 shares upon execution of the Reinecke Agreement; (ii) 50,000 shares upon the six month anniversary of the commencement of the Reinecke Agreement; and (iii) 100,000 shares upon the one year anniversary of the commencement of the Reinecke Agreement.

On September 28, 2014, the Company engaged Thompson Solutions, LLC (“Thompson”) to review and process both the public domain gravity and aeromagnetic datasets that existed on our leased Utah Properties. The purpose of this review was to identify major structures and geologic trends of interest on the Utah Properties. Based on the results of this analysis, on November 21, 2014, the Company engaged Magee Geophysical Services LLC (“Magee”) to perform a comprehensive gravity survey on our Utah Properties. The gravity survey was conducted from November 22, 2014 through December 9, 2014 and cost the Company approximately $55,000. Pursuant to the survey, a total of 737 new gravity stations were identified on a nominal quarter mile grid and the data acquired was merged with re-processed public domain data including about 630 stations located in and around the main grid. Upon completion of Magee’s gravity survey, on December 8, 2014, the Company engaged Thompson to further process the data obtained by Magee and to provide custom processing and mapping of such data. On February 6, 2015, Thompson completed their interpretation of the gravity survey. The Company will pay to Thompson $15,500 for its services.

On February 2, 2015 the Company engaged PRISEM Geoscience Consulting LLC (“PRISEM”) to provide recommendations on a work plan for creating a geologic model of the Utah Properties. This structural analysis will include, but not be limited to, collecting well data from relevant wells in the area and construction of possibly 1 to 2 balanced cross sections through and/or near the prospective acreage. PRISEM will also make a seismic database search and provide recommendations for licensing of existing 2-D datasets. If seismic data is purchased PRISEM will recommend processors to reprocess the data using modern techniques relevant to complex structural environment as the Utah Properties.

The Company initiated these technical steps in line with our business plan of evaluating our properties step by step before proceeding to the next phase of extraction. The Company plans to co-ordinate its technical efforts towards selecting an initial potential drillsite that management believes may be capable of producing oil or natural gas in commercial quantities on the Utah Properties.

Our Properties

As described above, the Company holds oil and gas leases for property in Sevier and Beaver Counties, Utah. On April 10th 2014, we acquired the Leases pursuant to the Agreement. These three Leases cover 5,950.54 gross acres in Sevier and Beaver counties in southwest Utah. The two Sevier leases, UTU-89243 and UTU-89244, each have a term through 02/01/2023 (hereinafter, the “Sevier Prospect”). Our Beaver county lease, UTU-86466, has an expiration date of 02/01/2021 (hereinafter, the “Beaver Prospect” and together with the Sevier Prospect, the “Sevier and Beaver Oil Project”). Pursuant to the Purchase Agreement which governs the terms under which we can use the Utah Properties, we have a 100% Working Interest (WI) and an 80% Net Revenue Interest (NRI) in the Leases.

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

Employees

As of March 31, 2015, we had one full time (1) employee.

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

ITEM 1A. RISK FACTORS

Risks Related to our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated June 29, 2015 on our financial statements for the year ended March 31, 2015 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on the fact that the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. From the period beginning October 2, 2013 and ending March 31, 2015, we have raised $1,352,500 from investors. However, we cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

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

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuation of our operations.

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

We are dependent upon our sole officer and director and the loss of his services could adversely affect our ability to operate.

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

The Company’s management has little experience managing a public company. Such lack of experience may result in the Company experiencing difficulty in adequately operating and growing its business within the framework of a public company. This may increase the risk of our inadvertent violation of federal or state securities laws, which increases the risk of litigation or regulatory action, any of which can be expected to divert management time and company resources away from accomplishing our business objectives. Any such violation or diversion could have a material adverse effect on our financial condition, results of operations and future growth prospects.

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

We may be required to maintain bonding or insurance coverage for certain risks relating to our operations, including environmental risks. Even under such policies, we may not be insured against certain risks. Our insurance may not cover any or all-environmental claims that might arise from our operations or those of our third-party contractors. If a significant accident or other event occurs and is not fully covered by our insurance, or our third-party contractors have not agreed to bear responsibility, such accident or event could have a material adverse effect on our results of operations and our financial condition. In addition, we may not be able to obtain required bonding or insurance coverage at all or in time to meet our anticipated startup schedule for each well, and if we fail to obtain this bonding or coverage, such failure could have a material adverse effect on our results of operations and financial condition.

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

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations and financial condition.

Risks Related to our Common Stock

A sustained, active trading market for our common stock may not develop or be maintained.

As we are in our early stages, an investment in our Company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the OTCQB market under the symbol of “PTRA”, we cannot predict whether an active market for our common stock will ever develop or, if an active market is developed, be sustained in the future. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	we may be unable to raise additional capital;

●	market visibility for shares of our common stock may be limited; and

●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

In this event an active trading market is not established or, if established, not sustained, you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQB, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCQB.

Our Principal Executive Officer, Principal Financial Officer and sole director, John Barton, controls a significant percentage of our outstanding common stock and his interests may conflict with those of our stockholders.

Our Principal Executive Officer, Principal Financial Officer and sole director, John Barton, owns 50.44% of our outstanding common stock. As such, he may be able to exert substantial influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

Your percentage ownership of our common stock will be diluted by future share issuances.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001. At March 31, 2015, we had 65,792,306 shares of common stock issued and -0- shares of Preferred Stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

To the extent we issue new shares to fund acquisitions, to raise capital and/or to compensate employees and other persons, your percentage ownership of our shares will be further diluted.

We do not intend to pay cash dividends in the future.

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

Our common stock is currently quoted on the OTCQB and the trading market for our securities may likely remain illiquid. This means that as an investor you will likely have a difficult time selling our common stock at market. Furthermore, because of the small amount of shares that will represent the public float, the market price of our common stock may experience significant volatility. Other factors that may contribute to volatility should a market for our common stock develop are, our quarterly results, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.

Broker-Dealers may be discouraged from effecting transactions in our Common Stock because our Common Stock is considered a “Penny Stock” and are subject to the applicable Penny Stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the SEC.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently quoted on the OTCQB under the symbol “PTRA.” The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTCQB. The Company is not aware of any market activity in its common stock during the fiscal year ended March 31, 2014. During our fiscal year ended March 31, 2015, there has been sporadic market activity in the Company’s common stock, but our common stock remains highly illiquid and only a limited number of shares may have been sold and purchased at the prices identified below. Please refer to the section entitled “Risk Factors” for more information regarding the risks associated with an investment in our common stock.

	Price Range
Period	High	Low
Year Ended March 31, 2015:
First Quarter	$0.50	$0.40
Second Quarter	$0.45	$0.41
Third Quarter	$0.85	$0.40
Fourth Quarter	$1.89	$0.15

As of June 25, 2015, the last reported price of our common stock quoted on the OTCQB was $0.19 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Holders

As of June 25, 2015, there were 43 record holders of our common stock, and there were 66,124,593 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

The Company entered into several securities purchase agreements with a single investor pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock to the investor. A list of the securities purchase agreements is below:

●	On January 9, 2015, the Company sold a total of 80,645 shares of common stock to the investor for gross proceeds of $50,000.

●	On January 29, 2015, the Company sold a total of 65,789 shares of common stock to the investor for gross proceeds of $37,500.

●	On February 2, 2015, the Company sold a total of 115,942 shares of common stock to the investor for gross proceeds of $80,000.

●	On April 27, 2015, the Company sold a total of 54,794 shares of common stock to the investor for gross proceeds of $40,000.

●	On June 1, 2015, the Company sold a total of 147,058 shares of common stock to the investor for gross proceeds of $50,000.

●	On June 12, 2015, the Company sold a total of 130,435 shares of common stock to the investor for gross proceeds of $30,000.

On January 31, 2015, the Company issued 50,000 shares of common stock to a third party entity as consideration for consulting services. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 13, 2015, the Company issued 400,000 shares of common stock to John Barton pursuant to the Employment Agreement between the Company and John Barton. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 16, 2015, the Company issued 50,000 shares of common stock to the Chief Operating Officer as consideration for consulting services. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

The following table provides selected financial data about us for the fiscal years ended March 31, 2015 and March 31, 2014. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended March 31,
	2015	2014
Balance Sheet Data:

Cash	$-	$9,037
Total assets	$759,986	$487,529
Total liabilities	$157,261	$62,679
Shareholders’ equity (deficiency)	$602,725	$424,850

Operating Data:

Operating Expenses	$1,003,628	$291,400
Net Income (Loss)	$(1,003,628)	$(291,400)

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

Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014.

Our net loss for the year ended March 31, 2015 was $1,003,628 compared to a net loss of $291,400 during the year ended March 31, 2014. During the years ended March 31, 2015 and 2014, we did not generate any revenue. This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the year ended March 31, 2015, we incurred lease property and exploration costs of $186,200 an increase of $135,255 compared to the prior year amount of $50,945, consisting of consulting costs of $177,272 and $42,017 for the years ended March 31, 2015 and 2014, respectively and each year annual rental costs of $8,928 based on a rental price of $1.50 per acre.

General and administrative costs

During the year ended March 31, 2015, we incurred general and administrative expenses of $175,726 compared to $91,891 incurred during the year ended March 31, 2014. The change in general and administrative expense incurred during the year ended March 31, 2015 was primarily related to compensation to our Chief Executive Officer of $120,000, corporate overhead, and travel costs. The general and administrative expense incurred during the year ended March 31, 2014 was primarily related to compensation to our Chief Executive Officer of $60,000, corporate overhead and travel costs.

Professional Fees

During the year ended March 31, 2015, we incurred professional fees of $187,699 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $70,437 and $29,256, respectively, and the marketing and investor relations fees associated with these activities amounted to $88,006. During the year ended March 31, 2014, we incurred professional fees of $111,064 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $62,033 and $20,988, respectively, and the marketing and investor relations fees associated with these activities amounted to $28,043.

Non-Employee Stock Based Compensation

During the year ended March 31, 2015, we incurred expense of $454,000 for stock issuances for professional and advisory services. During the year ended March 31, 2014, we incurred $37,500 in non-employee stock based compensation charges.

Weighted average number of shares

The weighted average number of shares outstanding was 65,761,098 and 58,142,630 for the years ended March 31, 2015 and 2014, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended March 31, 2015 Compared with Year Ended March 31, 2014

As of March 31, 2015, we had no cash and cash equivalents. As of March 31, 2014, we had cash and cash equivalents of $9,037.

We have experienced losses of $1,003,628 and $291,400 for the fiscal years ended March 31, 2015 and 2014, respectively, and have an accumulated deficit of $1,367,260 at March 31, 2015. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock, receiving aggregate net proceeds totaling $967,500 from the period beginning October 1, 2013 through March 31, 2015, including the current fiscal year securities purchase agreements described in more details below.

Securities Purchase Agreements

The Company entered into several securities purchase agreements with a single investor pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock to the investor. A list of the securities purchase agreements is below:

On March 23, 2015, the Company entered into a private placement for 115,942 shares of common stock for gross proceeds of $80,000.

On January 29, 2015, the Company sold a total of 65,789 shares of common stock to the investor for gross proceeds of $37,500.

On January 9, 2015, the Company sold a total of 80,645 shares of common stock to the investor for gross proceeds of $50,000.

On November 17, 2014, the Company entered into a securities purchase agreement with the investor pursuant to which the Company sold 80,645 shares of common stock for gross proceeds of $50,000. On December 8, 2014, the Company received $37,500 of the consideration for the shares, however, the remaining $12,500 was received on January 8, 2015, The Company issued the shares upon final payment.

On October 24, 2014, the Company entered into securities purchase agreements with the investor pursuant to which the Company sold an aggregate of 147,059 shares of the Company’s common stock for gross proceeds of $50,000.

On August 22, 2014, the Company entered into securities purchase agreements with the investor pursuant to which the Company sold an aggregate of 483,871 shares of the Company’s common stock for gross proceeds of $150,000.

On May 7, 2014 and March 6, 2014, the Company entered into securities purchase agreements with the investor pursuant to which the Company sold an aggregate of 200,000 and 100,000 shares of the Company’s common stock, respectively, for gross proceeds of $150,000 and $75,000 respectively. Of the $75,000 gross proceeds received for the issuance of 100,000 shares, $52,500 was received during the year ended March 31, 2014.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the year ended March 31, 2015, net cash flows used in operating activities was $446,265 consisting of a net loss of $1,003,625, offset by non-cash stock compensation of $454,000 and depreciation and amortization of $9,762, an increase of $84,147 in accounts payables and accrued liabilities, an increase of $10,000 for accrued officer compensation, and a decrease in prepaid expenses of $1,875. Furthermore, as of March 31, 2015 we had a cash overdraft of $435. For the year ended March 31, 2014, net cash flows used in operating activities was $187,060 consisting of a net loss of $291,400, an increase in accounts payable of $31,976 and $16,953 of related party loans paid directly to vendors on the Company’s behalf. These differences were primarily the result of the operations of the Company increasing upon the acquisition of the leases and business formation as an Oil and Gas company.

Cash Flows from Investing Activities

We used cash from investing activities in the year ended March 31, 2015 for the lease installment of $100,000 and the cost of certain computer equipment amounting to $2,772. We have used cash from investing activities in the year ended March 31, 2014 for the acquisition of the Leases amounting to $200,000 and for the development of certain fixed assets and website costs amounting to $31,403.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity instruments. We generated cash from financing activities of $540,000 and $427,500 in the year ended March 31, 2015 and 2014, respectively, from the issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Our existing working capital, further advances and debt instruments, and anticipated cash flow are not adequate to fund our operations over the next twelve months and the Company is dependent upon additional equity raises. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of our private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and exploration expenses through independent consultants; and (ii) financing related costs. We believe that we will need $800,000 in additional capital to meet long-term operating requirements for the next twelve months. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities that could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PetroTerra Corp.

We have audited the accompanying balance sheets of PetroTerra Corp. as of March 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015. PetroTerra Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroTerra Corp. as of March 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues as of March 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
June 29, 2015

PetroTerra Corp.

BALANCE SHEETS

March 31, 2015 AND 2014

	March 31, 2015	March 31, 2014

ASSETS

Current assets
Cash	$-	$9,037
Prepaid expenses	1,875	-
Total current assets	1,875	9,037
Oil & Gas Exploration	737,500	450,000

Fixed Assets, net of accumulated depreciation of $462 and $177 as of March 31, 2015 and 2014, respectively	2,310	1,423

Website, net of accumulated amortization of $11,502 and $2,734, respectively	18,301	27,069

Total Assets	$759,986	$487,529

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$435	$-
Accounts payable	79,988	22,873
Accrued liabilities	41,720	14,688
Accrued liabilities, director	25,000	15,000
Notes payable, related-party	10,118	10,118
Total current liabilities	157,261	62,679

Total liabilities	157,261	62,679

Shareholders’ Deficiency
Preferred Stock: $0.001 par value, 10,000,000 shares authorized; no shares issues and outstanding as of March 31, 2015 and 2014.	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized; 65,792,306 and 63,699,000 shares issued and outstanding as of March 31, 2015 and March 31, 2014, respectively	65,792	63,699
Additional paid-in capital	1,904,193	634,786
Common stock payable	-	90,000
Accumulated Deficit	(1,367,260)	(363,635)
Total shareholders’ equity	602,725	424,850

Total liabilities and shareholders’ equity	$759,986	$487,529

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Years Ended March 31,
	2015	2014

EXPENSES

Lease property and exploration costs	$186,200	$50,945
General and administrative expenses	175,726	91,891
Professional fees	187,699	111,064
Stock compensation expense	454,000	37,500
Net loss from Operation before Taxes	(1,003,625)	(291,400)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(1,003,625)	$(291,400)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,761,098	58,142,630

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

					Accumulated
			Additional	Common	Deficit
	Common Stock		Paid-in	Stock	During
	Shares	Amount	Capital	Payable	Exploration	Total
Balance March 31, 2013	53,024,000	$53,024	$(31,064)	$-	$(72,235)	$(50,275)

Common shares issued in exchange of debt on October 2, 2013	10,000,000	10,000	41,525	-	-	51,525

Common shares issued for cash at $1.00 on November 1, 2013	75,000	75	74,925	-	-	75,000
Common shares issued for acquisition of lease at $1.00 on November 20, 2013	250,000	250	249,750	-	-	250,000
Common shares issued for cash at $1.00 on December 19, 2013	150,000	150	149,850	-	-	150,000

Common shares issued for cash at $0.75 on February 14, 2014	200,000	200	149,800	-	-	150,000
Common stock payable for private placement proceeds	-	-	-	52,500	-	52,500
Services payable in common stock at $0.75				37,500	-	37,500
Net loss	-	-	-	-	(291,400)	(291,400)
Balance March 31, 2014	63,699,000	$63,699	$634,786	$90,000	$(363,635)	$424,850

Common shares issued in exchange for the Ardmore Investment land lease	250,000	250	187,250			187,500
Common shares issued for cash at $0.75 on April 24, 2014	100,000	100	74,900	(52,500)		22,500
Common shares issued for cash at $0.75 on May 7, 2014	200,000	200	149,800			150,000
Common shares issued for services on June 30, 2014	50,000	50	37,450	(37,500)		-
Common shares issued for cash at $0.31 on August 22, 2014	483,871	483	149,517			150,000
Common shares issued for services on September 2, 2014	50,000	50	20,450			20,500
Common shares issued for services on September 24, 2014	50,000	50	20,450			20,500
Common shares issued for cash at $1.00 on October 24, 2014	147,059	147	49,853			50,000
Common shares issued for cash at $0.62 on January 8, 2015	80,645	81	49,919			50,000
Common shares issued for cash at $0.57 on January 29, 2015	65,789	66	37,434			37,500
Common shares issued for services on February 2, 2015	50,000	50	41,950			42,000
Common shares issued for cash at $0.69 on February 10, 2015	115,942	116	79,884			80,000
Common shares issued for services on February 13, 2015	400,000	400	335,600			336,000
Common shares issued for services on March 16, 2015	50,000	50	34,950			35,000
Net loss	-	-	-	-	(1,003,625)	(1,003,625)

Balance March 31, 2015	65,792,306	$65,792	$1,904,193	$-	$(1,367,260)	$602,725

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Years Ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$(1,003,625)	$(291,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services payable in common stock	454,000	37,500
Prepaid expenses	(1,875)	-
Depreciation and amortization	9,762	2,911
Loss of asset write-off	891	-
Increase (decrease) in:
Bank overdraft	435	-
Accounts payable	57,115	17,288
Accrued expenses	27,032	14,688
Related Party Loans – paid directly to vendors on behalf of the Company		16,953
Accrued payroll, officer	10,000	15,000
Net cash used in operating activities	(446,265)	(187,060)

INVESTING ACTIVITIES
Investment in Oil & Gas Exploration	(100,000)	(200,000)
Investment in fixed assets and website	(2,772)	(31,403)
Net cash used in investing activities	(102,772)	(231,403)

FINANCING ACTIVITIES
Sales of Common stock	540,000	375,000
Common stock payable	-	52,500
Net cash provided by financing activities	540,000	427,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,037)	9,037

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	9,037	-
CASH AND CASH EQUIVALENTS -END OF PERIOD	$-	$9,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$454,000	$37,500
Common stock issued for the acquisition of lease	$187,500	$250,000
Common stock issued upon conversion of notes payable	$-	$51,525

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

NOTES TO FINANCIAL STATEMENTS

For the years ended March 31, 2015 and 2014

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company is in the development stage as defined under Accounting Codification Standard or ACS, Development Stage Entities (“ASC-915”) and plans to identify, evaluate and acquire oil and gas exploration and development opportunities primarily within the United States. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on July 25, 2008 through March 31, 2015, the Company has accumulated losses of $1,367,260.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,367,260 as of March 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities, which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

Recent accounting pronouncements

In May 2014, the FASB amended the ASC and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance will be effective for the Company beginning January 1, 2017and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet determined the effects of this new guidance on our financial statements.

In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new accounting standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the year ended March 31, 2015 and 2014 totaled $8,768 and $2,734 respectively.

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

Depreciation expense for the year ended March 31, 2015 and 2014 totaled $994 and $177, respectively.

Equipment

Equipment is recorded at cost. Depreciation is computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related asset.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the years ended March 31, 2015 and 2014, respectively.

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

5. COMMON STOCK

The Company’s authorized capital consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, both with a par value of $0.001 per share.

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

On November 20, 2013, the Company issued 250,000 shares of common stock in conjunction with a lease assignment with a value of $250,000.

On December 19, 2013, the Company sold a total of 150,000 shares of common stock for gross proceeds of $150,000.

On February 14, 2014, the Company sold a total of 200,000 shares of common stock for gross proceeds of $150,000.

On March 6, 2014, the Company issued 50,000 shares of common stock to a third party entity for consulting services. The fair value of the shares of common stock was $37,500. On March 31, 2014, the $37,500 was recorded to common stock payable and a stock certificate representing the shares of common stock was issued on June 30, 2014.

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

On June 30, 2014 the Company authorized the issuance of 50,000 shares of common stock to the Chief Operating Officer for consulting services. The fair value of the shares of common stock was $37,500.

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

On January 29, 2015, the Company entered into a private placement for 65,789 shares of common stock for gross proceeds of $37,500.

On February 2, 2015, the Company authorized the issuance of 50,000 shares of common stock for consulting services. The fair value of the shares of common stock was $42,000.

On February 10, 2015, the Company entered into a private placement for 115,942 shares of common stock for gross proceeds of $80,000.

On February 13, 2015, the Company issued 400,000 shares of common stock as per the Employment Agreement between the Company and John Barton. The fair value of the shares of common stock was $336,000.

On March 13, 2015, the Company authorized the issuance of 50,000 shares of common stock to the Chief Operating Officer for consulting services. The fair value of the shares of common stock was $35,000.

As of March 31, 2015, the Company had 65,792,306 shares of common stock issued and outstanding.

6. INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $1,367,260 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

	2015	2014
Tax provision (benefits) computed at the statutory rate	$(371,900)	$(108,000)
Nondeductible expense	(1,100)	(700)
	(370,800)	(107,300)
Increase in valuation allowance for deferred tax assets	370,800	107,300
Income tax expense benefit	$—	$—

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2015	2014
Stock based compensation	$-	$13,900
Net operating loss carryover	491,000	120,200

Total deferred tax assets	491,000	134,100
Valuation allowance	(491,000)	(134,100)
Net deferred tax assets	$—	$—

The Company has provided a valuation reserve against the full amount of the net deferred tax assets; because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year ended March 31, 2015 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

7. RELATED PARTY TRANSACTIONS

The Company has received advances from certain of its officers and other related parties to meet short-term working capital needs. These advances may not have formal repayment terms or arrangements. As of March 31, 2015 and March 31, 2014, the total amount loaned to the Company by a director was $10,118 and $10,118, respectively. The loan is non-interest bearing, due upon demand and unsecured.

On October 2, 2013, the Company settled an outstanding loan with a principal amount of $51,525 by exchanging 10,000,000 shares of common stock for conversion of outstanding debt of $20,000 due to the Company’s chief executive officer and the remaining $31,525 of outstanding debt due to the previous chief executive officer was extinguished to Additional paid-in capital.

The Company has an employment agreement with the Company President whereby the Company provides for compensation of $10,000 per month. A total salary of $120,000 expensed during the year ended March 31, 2015. For the period from October 2, 2013 through March 31, 2014, the Company has paid its chief executive officer $60,000. The total balance due to the President for accrued salaries at March 31, 2015 and 2014, was $25,000 and $15,000, respectively.

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

9. SUBSEQUENT EVENT

The Company has evaluated subsequent events from March 31, 2015 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

Securities Purchase Agreement

On April 27, 2015, the Company sold a total of 54,794 shares of common stock to an investor for gross proceeds of $40,000.

On June 1, 2015, the Company sold a total of 147,058 shares of common stock to an investor for gross proceeds of $50,000.

On June 12, 2015, the Company sold a total of 130,435 shares of common stock to an investor for gross proceeds of $30,000.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended March 31, 2015. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 because of the items set forth below:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended March 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning our executive officers and directors as of the date of the Annual Report:

Name	Age	Positions and Offices Held

John Barton	42	Chief Executive Officer, Chief Financial Officer and Director
Kurt Reinecke	55	Chief Operating Officer

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

Kurt Reinecke, Chief Operating Officer. Mr. Reinecke was appointed Chief Operating Officer on September 16, 2014. Mr. Reinecke has been President of Arrow, an independent contractor providing geologic and exploration services to various clients associated with the domestic onshore oil and gas industry, since 2013. Mr. Reinecke began his career in geologic and exploration services in 1985. From 1985 to 2001 Mr. Reinecke was a staff geologist at Barrett Resources Corporation. Beginning in 2002, Mr. Reinecke was a founding member of Bill Barrett Corporation, an independent oil and gas exploration and operating company focusing on the Rocky Mountain basins. During his tenure at that company he rose from Vice President of Exploration – Southern Division to the position of Executive Vice President of Exploration for the Company, directing a staff of 26 professionals, and also serving on the Chairman’s Committee.

The above listed officers and director are not involved, and has not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business, which has filed a bankruptcy petition, or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past two years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation
John Barton,	2015	$120,000			336,000
Chief Executive Officer,	2014	$60,000			-0-
Chief Financial Officer, Director (2)

Kurt Reinecke,	2015	$41,250	-0-	-0-	100,000	-0-	-0-	-0-
Chief Operating Officer (3)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	On October 2, 2013, Larysa Dekhtyaruk resigned for each of the positions that she held with the Company and John Barton was appointed Chief Executive Officer, Chief Financial Officer and Director of the Company.

(2)	On February 13, 2015, John Barton was granted 400,000 shares of common stock in accordance with his employment agreement dated February 4, 2014.

(3)	On September 16, 2014 and March 16, 2015, Kurt Reinecke was granted an aggregate 50,000 shares of common stock in accordance with his employment agreement dated September 16, 2014.

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

On September 16, 2014, the Company entered into the Reinecke Agreement with Arrow. The Reinecke Agreement is for a term of one year and will pay Arrow an aggregate of $90,000 over the term. Arrow is also entitled to receive an aggregate of 200,000 shares of the Company’s common stock to be earned as follows: (i) 50,000 shares upon execution of the Reinecke Agreement; (ii) 50,000 shares upon the six month anniversary of the commencement of the Reinecke Agreement; and (iii) 100,000 shares upon the one year anniversary of the commencement of the Reinecke Agreement.

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

Director Compensation

The Company’s Principal Executive Officer and Principal Financial Officer, who is the sole director did not receive any compensation in his role as such during the period covered by this Annual Report nor has any other former director of the Company received compensation during the period covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned by (i) each of our executive officers; (ii) each of our directors; (iii) each person who, as of March 31, 2015, was known by us to own beneficially more than five percent (5%) of our common stock; and (iv) our executive officers and directors as a group. A total of 65,792,930 common shares were issued and outstanding as of March 31, 2015.

Shareholder	Common Stock (1)	Percentage

John Barton (2)	33,184,000	50.44%

Kurt Reinecke	100,000	0.15%

All officers and directors as a group	33,284,000	50.59%

TOTAL	33,284,000	50.59%

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During our fiscal years ended March 31, 2015 and 2014, we received loans from our sole officer and director, John Barton, in the amount of $10,118 and $10,118, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Seale and Beers, CPAs, LLC, fees were an aggregate of $15,000 and $9,500 for the year ended March 31, 2015 and 2014, respectively, and for professional services rendered for the audit of the Company’s annual financial statements.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation, as amended

3.2	Certificate of Change filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 24, 2013).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K dated December 20, 2011).

10.1	Securities Purchase Agreement, dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated November 6, 2013).

10.2	Assignment of Lease between Ardmore Investments Inc. and Petroterra Corp., effective November 18, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated November 20, 2013).

10.3	Employment Agreement, dated February 4, 2014, by and between the Company and John Barton (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 10, 2014).

10.4	Independent Contractor Agreement, dated September 16, 2014, by and between the Company and Arrow Peak Minerals and Royalty LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 22, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Section 302

31.2*	Certification of Principal Financial Officer pursuant to Section 302

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906

101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2015.

PETROTERRA CORP.

By:	/s/ John Barton
John Barton, Principal Executive Officer, Principal Financial Officer and Sole Director

