Form 10-Q
period 2015-06-30
PETROTERRA CORP.
filed 2015-08-12
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2015
Common Stock, $0.001	26,449,868

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of June 30, 2015 and March 31, 2015

(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS

Current assets
Cash	$2,322	$-
Prepaid expenses	-	1,875
Total current assets	2,322	1,875

Oil & Gas Exploration	737,500	737,500

Fixed Assets, net of accumulated depreciation of $693 and $462 as of June 30, 2015 and March 31, 2015, respectively	2,079	2,310

Website, net of accumulated amortization of $13,694 and $11,502, as of June 30, 2015 and March 31, 2015, respectively	16,109	18,301

Total Assets	$758,010	$759,986

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$-	$435
Accounts payable and accrued expenses	103,970	121,708
Accrued liabilities, director	15,000	25,000
Notes payable, related-party	10,118	10,118
Total current liabilities	129,088	157,261

Total liabilities	129,088	157,261

Shareholders’ Deficiency
Preferred Stock: $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and March 31, 2015.	-	-
Common stock; $0.001 par value, 40,000,000 shares authorized; 26,449,868 and 26,316,922 shares issued and outstanding as of June 30, 2015 and March 31, 2015, respectively	26,450	26,317
Additional paid-in capital	2,063,535	1,943,668
Accumulated deficit	(1,461,063)	(1,367,260)
Total shareholders’ equity	628,922	602,725

Total liabilities and shareholders’ equity	$758,010	$759,986

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Three months ended June 30,
	2015	2014

EXPENSES

Lease property and exploration costs	$13,417	$16,830
General and administrative expenses	37,933	39,179
Professional fees	42,453	32,786
Net loss from Operation before Taxes	(93,803)	(88,795)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(93,803)	$(88,795)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,361,403	25,643,116

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Three Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$(93,803)	$(88,795)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,423	2,325

Increase (decrease) in:
Bank overdraft	(435)	-
Accounts payables and accrued liabilities	(17,738)	11,215
Prepaids	1,875	-
Accrued payroll, officer	(10,000)	(5,000)
Net cash used in operating activities	(117,678)	(80,225)

INVESTING ACTIVITIES
Investment in Oil & Gas Exploration	-	(100,000)
Net cash used in investing activities	-	(100,000)

FINANCING ACTIVITIES
Sales of Common stock	120,000	172,500
Net cash provided by financing activities	120,000	172,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,322	(7,755)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	-	9,037
CASH AND CASH EQUIVALENTS -END OF PERIOD	$2,322	$1,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$-
Cash paid for taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for the acquisition of land lease	$-	$187,500

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

Notes To The Financial Statements

June 30, 2015

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,461,063 as of June 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities, which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

These statements reflect all adjustments, including of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2015 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of its annual and interim reports.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less at the time of issuance to be cash equivalents.

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

June 30, 2015

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

Stock Split

On July 1, 2015, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 2.5 (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, the Company’s authorized shares of common stock were decreased from 100,000,000 to 40,000,000 shares and its authorized shares of preferred stock were decreased from 10,000,000 to 4,000,000 shares. Upon the effectiveness of the Reverse Stock Split, which occurred on July 1, 2015, the Company’s issued and outstanding shares of common stock was decreased from approximately 66,125,000 to 26,450,000 shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the Reverse Stock Split.

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

June 30, 2015

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the three months ended June 30, 2015 and 2014 totaled $2,192 and $2,192, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

June 30, 2015

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months ended June 30, 2015 and 2014, respectively.

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

4. ACQUISITION OF OIL AND GAS PROPERTIES

On November 18, 2013, the Company entered into an assignment of lease (the “Agreement”) whereby Ardmore Investments Inc. (“Ardmore”) assigned to the Company its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer Oil and Gas (“Pioneer”) involving the sale of 5,905.54 acres of oil and gas leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer (the “Leases”). Per the terms of the Agreement, we issued to Ardmore an aggregate of 200,000 shares (100,000 share installments) of our common stock on November 18, 2013 and April 12, 2014 in order to complete the assignment. Furthermore, on December 12, 2013, February 12, 2014 and April 12, 2014, the Company made three installment payments of $100,000 each to Pioneer. Upon completion of the final installment the leases were conveyed to the Company.

Due to the lack of an active market of the Company’s common stock, the fair value of the common stock issued to Ardmore was determined based on the price at which the Company’s shares were most recently being sold in a private placement transaction.

5. COMMON STOCK

The Company’s authorized capital consists of 40,000,000 shares of common stock and 4,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On July 1, 2015, the Company effectuated a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 2.5. As a result of the Reverse Stock Split, the Company’s authorized shares of common stock were decreased from 100,000,000 to 40,000,000 shares and its authorized shares of preferred stock were decreased from 10,000,000 to 4,000,000 shares. Upon the effectiveness of the Reverse Stock Split, which occurred on July 1, 2015, the Company’s issued and outstanding shares of common stock was decreased from 66,124,593 to 26,449,868 shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Accordingly, all share and per share information has been restated in this Report to retroactively show the effect of the Reverse Stock Split.

On April 27, 2015, the Company sold a total of 21,918 shares of common stock to an investor for gross proceeds of $40,000.

On June 1, 2015, the Company sold a total of 58,823 shares of common stock to an investor for gross proceeds of $50,000.

On June 12, 2015, the Company sold a total of 52,174 shares of common stock to an investor for gross proceeds of $30,000.

As of June 30, 2015, the Company had 26,449,868 shares of common stock issued and outstanding.

PETROTERRA CORP.

Notes To The Financial Statements

June 30, 2015

(Unaudited)

6. INCOME TAXES

As of June 30, 2015, the Company had net operating loss carry forwards of approximately $1,461,063 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of June 30, 2015 and March 31, 2015, the total amount loaned to the Company by a director was $10,118. The loan is non-interest bearing, due upon demand and unsecured.

The Company has an employment agreement with the Company’s Chief Executive Officer whereby the Company provides for compensation of $10,000 per month. A total salary of $30,000 expensed during the three months ended June 30, 2015 and 2014. The total balance due to the Chief Executive Officer for accrued salaries at June 30, 2015 and March 31, 2015, was $15,000 and $25,000, respectively.

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from June 30, 2015 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

Common Stock

On August 5, 2015 the Company completed a private placement for the sale of approximately 76,125 shares of the Company’s common stock in exchange for gross proceeds of approximately $22,000.

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

On January 25, 2012, we filed an amendment to our articles of incorporation to, among other things, change our name to “PetroTerra Corp.” We changed our name to reflect a proposed change in our business operations.

On October 2, 2013, in connection with a change of control in the management of the Company, the Company began its current business operations in the oil and gas sector.

On April 12, 2014, we completed our acquisition of certain property Leases held by Ardmore Investments Inc. for property owned by Pioneer Oil and Gas covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah (the “Utah Properties”).

On July 1, 2015, we filed a certificate of change to effect a 1 for 2.5 reverse stock split of our authorized and our outstanding shares of common stock and preferred stock.

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

Recent Developments

On November 18, 2013, the Company entered into the Agreement whereby Ardmore assigned to us its rights under a certain Purchase Agreement, dated August 8, 2013, between Ardmore and Pioneer involving the sale of 5,905.54 acres of three separate BLM Management oil and gas Leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer. Per the terms of the Agreement, we issued to Ardmore 100,000 shares of our common stock on November 18, 2013, and, in order to complete the assignment contemplated by the Agreement, we issued to Ardmore an additional 100,000 shares of our common stock upon the transfer to us of ownership in the Leases, which occurred on April 12, 2014. Furthermore, the Company made three installment payments of $100,000 each to Pioneer pursuant to the terms of the Purchase Agreement. The Leases were conveyed to the Company on April 10, 2014.

On September 16, 2014, the Company appointed Kurt Reinecke as its Chief Operating Officer pursuant to an independent contractor agreement (the “Reinecke Agreement”) with Arrow Peak Minerals and Royalty LLC (“Arrow”). Under the Reinecke Agreement, Mr. Reinecke will perform the following services for the Company in his role as Chief Operating Officer: (i) oversee and coordinate the Company’s exploration plan; (ii) coordinate any other land related task as may be identified from time to time by John Barton, the Company’s Chief Executive Officer; and (iii) perform any other services that a chief operating officer may perform. The Reinecke Agreement is for a term of one year and will pay Arrow an aggregate of $90,000 over the term. Arrow is also entitled to receive an aggregate of 80,000 shares of common stock to be earned as follows: (i) 20,000 shares upon execution of the Reinecke Agreement; (ii) 20,000 shares upon the six month anniversary of the commencement of the Reinecke Agreement; and (iii) 40,000 shares upon the one year anniversary of the commencement of the Reinecke Agreement.

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

Three Month Period Ended June 30, 2015 Compared to the Three Month Period Ended June 30, 2014.

Our net loss for the three-month period ended June 30, 2015 was $93,803 compared to a net loss of $88,795 during the three-month period ended June 30, 2014. We did not generate any revenue during the three month period ended June 30, 2015 and 2014.

This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the three months ended June 30, 2015, we incurred lease property and exploration costs of $13,417, a decrease of $3,413 compared to the prior year period amount of $16,830 resulting primarily from a decrease in consulting costs.

General and administrative costs

During the three month period ended June 30, 2015, we incurred general and administrative expenses of $37,933 compared to $39,179 incurred during the three-month period ended June 30, 2014. The general and administrative expense incurred during the three months ended June 30, 2015 and 2014 was primarily related to compensation to our Chief Executive Officer of $30,000, with a nominal difference between corporate overhead and travel costs between periods.

Professional Fees

During the three months ended June 30, 2015, we incurred professional fees of $42,453 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $20,374 and $9,046, respectively, and the corporate and investor relations fees associated with these activities amounted to $13,033. During the three months ended June 30, 2014, we incurred professional fees of $32,786 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $25,423 and $3,710, respectively, and the corporate and investor relations fees associated with these activities amounted to $3,653.

Weighted average number of shares

The weighted average number of shares outstanding was 26,361,403 and 25,643,116 for the three-month periods ended June 30, 2015 and 2014, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported and has been restated to retroactively show the effect of the Reverse Stock Split on July 1, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June, 2015, we had cash and cash equivalents of $2,322. As of March 31, 2015, we had no cash and cash equivalents.

We have experienced losses of $93,803 and $88,795 for the three months ended June 30, 2015 and 2014, respectively, and have an accumulated deficit of $1,461,063 at June 30, 2015. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our Leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock, receiving aggregate net proceeds totaling $1,087,500 from the period beginning October 1, 2013 through June 30, 2015, including the current fiscal year securities purchase agreements described in more details below.

Securities Purchase Agreements

The Company entered into several securities purchase agreements with a single investor pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock to the investor. A list of the securities purchase agreements that were entered into during this quarter is below:

On April 27, 2015, the Company sold a total of 21,918 shares of common stock to an investor for gross proceeds of $40,000.

On June 1, 2015, the Company sold a total of 58,823 shares of common stock to an investor for gross proceeds of $50,000.

On June 12, 2015, the Company sold a total of 52,174 shares of common stock to an investor for gross proceeds of $30,000.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended June 30, 2015, net cash flows used in operating activities was $117,678 consisting of a net loss of $93,803, offset by depreciation and amortization of $2,423, a decrease of $17,738 in accounts payables and accrued liabilities, a decrease of $10,000 for accrued officer compensation, and an increase in prepaid expenses of $1,875. Furthermore, as of March 31, 2015 we had a cash overdraft repayment of $435.

For the three months ended June 30, 2014, net cash flows used in operating activities was $80,225 consisting of a net loss of $88,795, offset by depreciation and amortization of $2,325, an increase in accounts payable of $11,215 and a decrease of $5,000 for accrued officer compensation. These differences were primarily the result of the operations of the Company increasing upon the acquisition of the leases and business formation as an Oil and Gas company.

Cash Flows from Investing Activities

We used cash from investing activities in the three months ended June 30, 2014 for the lease installment of $100,000. There were no investing activities in the three months ended June 30, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity instruments. We generated cash from financing activities of $120,000 and $172,500 in the three months ended June 30, 2015 and 2014, respectively, from the issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of June 30, 2015. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into securities purchase agreements with two investors pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock to the investors. A list of the securities purchase agreements is below:

●	On August 5, 2015, the Company sold a total of 76,125 shares of common stock to an investor for gross proceeds of $22,000.

●	On June 12, 2015, the Company sold a total of 52,174 shares of common stock to an investor for gross proceeds of $30,000.

●	On June 1, 2015, the Company sold a total of 58,823 shares of common stock to an investor for gross proceeds of $50,000.

●	On April 27, 2015, the Company sold a total of 21,918 shares of common stock to an investor for gross proceeds of $40,000.

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

PETROTERRA CORP.

Dated: August 12, 2015	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer

