Form 10-Q
period 2015-09-30
PETROTERRA CORP.
filed 2015-11-06
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 5, 2015
Common Stock, $0.001	26,993,640

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of September 30, 2015 and March 31, 2015

(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS

Current assets
Cash	$20,082	$-
Prepaid expenses	5,625	1,875
Total current assets	25,707	1,875

Oil & Gas Exploration	737,500	737,500

Fixed Assets, net of accumulated depreciation of $693 and $462 as of September 30, 2015 and March 31, 2015, respectively	2,079	2,310

Website, net of accumulated amortization of $16,178 and $11,502, as of September 30, 2015 and March 31, 2015, respectively	13,625	18,301

Total Assets	$778,911	$759,986

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$-	$435
Accounts payable and accrued expenses	100,915	121,708
Accrued liabilities, director	22,500	25,000
Notes payable, related-party	10,118	10,118
Total current liabilities	133,533	157,261

Total liabilities	133,533	157,261

Shareholders’ Deficiency
Preferred Stock: $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and March 31, 2015.	-	-
Common stock; $0.001 par value, 40,000,000 shares authorized; 26,888,850 and 26,316,922 shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	26,889	26,317
Additional paid-in capital	2,222,696	1,943,668
Accumulated deficit	(1,604,207)	(1,367,260)
Total shareholders’ equity	645,378	602,725

Total liabilities and shareholders’ equity	$778,911	$759,986

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014

EXPENSES

Lease property and exploration costs	$33,269	$32,117	$46,686	$48,947
General and administrative expenses	42,905	42,274	80,838	81,452
Professional fees	49,371	62,752	91,823	95,538
Stock compensation expense	17,600	41,000	17,600	41,000
Net loss from Operation before Taxes	(143,145)	(178,143)	(236,947)	(266,937)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(143,145)	$(178,143)	$(236,947)	$(266,937)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,589,887	25,809,039	26,609,200	25,726,531

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Six months Ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$(236,947)	$(266,937)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,907	4,650
Common stock issued for Services	17,600	41,000
Increase (decrease) in:
Bank overdraft	(435)	-
Accounts payables and accrued liabilities	(20,793)	26,025
Prepaids	(3,750)	(5,625)
Accrued payroll, officer	(2,500)	(5,000)
Net cash used in operating activities	(241,918)	(205,887)

INVESTING ACTIVITIES
Investment in fixed assets	-	(2,772)
Investment in Oil & Gas Exploration	-	(100,000)
Net cash used in investing activities	-	(102,772)

FINANCING ACTIVITIES
Sales of Common stock	262,000	322,500
Net cash provided by financing activities	262,000	322,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,082	13,841

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	-	9,037
CASH AND CASH EQUIVALENTS -END OF PERIOD	$20,082	$22,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$17,600	$41,000
Common stock issued for the acquisition of land lease	$-	$187,500

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2015

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,604,207 as of September 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities, which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

September 30, 2015

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

September 30, 2015

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the six months ended September 30, 2015 and 2014 totaled $4,676 and $4,384, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2015

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the six months ended September 30, 2015 and 2014, respectively.

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

PETROTERRA CORP.
Notes To The Financial Statements
September 30, 2015
(Unaudited)

On April 27, 2015, the Company sold a total of 21,918 shares of common stock to an investor for gross proceeds of $40,000.

On June 1, 2015, the Company sold a total of 58,823 shares of common stock to an investor for gross proceeds of $50,000.

On June 12, 2015, the Company sold a total of 52,174 shares of common stock to an investor for gross proceeds of $30,000.

On August 5, 2015, the Company sold a total of 75,862 shares of common stock to an investor for gross proceeds of $22,000.

On August 12, 2015, the Company sold a total of 75,000 shares of common stock to an investor for gross proceeds of $30,000.

On September 11, 2015, the Company sold a total of 142,857 shares of common stock to an investor for gross proceeds of $50,000.

On September 14, 2015, the Company sold a total of 105,263 shares of common stock to an investor for gross proceeds of $40,000.

On September 16, 2015, the Company authorized the issuance of 40,000 shares of common stock to the Company’s Chief Operating Officer for consulting services. The fair value of the shares of common stock was $17,600.

As of September 30, 2015, the Company had 26,888,850 shares of common stock issued and outstanding.

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2015

(Unaudited)

6. INCOME TAXES

As of September 30, 2015, the Company had net operating loss carry forwards of approximately $1,604,207 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of September 30, 2015 and March 31, 2015, the total amount loaned to the Company by a director was $10,118. The loan is non-interest bearing, due upon demand and unsecured.

The Company has an employment agreement with the Company’s Chief Executive Officer whereby the Company provides for compensation of $10,000 per month. A total salary of $60,000 expensed during the six months ended September 30, 2015 and 2014. The total balance due to the Chief Executive Officer for accrued salaries at September 30, 2015 and March 31, 2015, was $22,500 and $25,000, respectively.

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from September 30, 2015 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

Common Stock

On October 13, 2015 the Company completed a private placement for the sale of approximately 54,790 shares of the Company’s common stock in exchange for gross proceeds of approximately $40,000.

Chief Operating Officer

On October 26, 2015, the Company renewed its independent contractor agreement with Arrow Peak Minerals and Royalty LLC (“Arrow”) so that Kurt Reinecke would continue to act in the role of the Company’s Chief Operating Officer. Mr. Reinecke will continue to perform the following services for the Company in his role as Chief Operating Officer: (i) oversee and coordinate the Company’s exploration plan; (ii) coordinate any other land related task as may be identified from time to time by John Barton, the Company’s Chief Executive Officer; and (iii) perform any other services that a chief operating officer may perform. The agreement is for a term of one year and will pay Arrow an aggregate of $90,000 over the term. Arrow is also entitled to receive an aggregate of 150,000 shares of common stock to be earned as follows: (i) 50,000 shares were issued upon execution of the agreement; (ii) 50,000 shares will be issued upon the six month anniversary of the commencement of the agreement; and (iii) 50,000 shares will be issued upon the one year anniversary of the commencement of the agreement.

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

In January 2014 we hired a third party independent contractor to provide insight and to assist in the development of a plan regarding the exploration of any properties that we acquire. In March 2014, we engaged a third party independent contractor to provide geologic consulting services to the Company. In March 2014 we also obtained an MHA Technical Report on the Utah Properties. In September 2014, we engaged a third party independent contractor to review and process both the public domain gravity and aeromagnetic datasets that existed on our leased Utah Properties. In November 2014, we engaged a third party independent contractor to perform a comprehensive gravity survey on our Utah Properties which was completed in December 2014 and the results of such survey were interpreted in February 2015. We have since engaged a third party contractor to create a geologic model of the Utah Properties. This process is ongoing and we expect the geologic model to be completed by the end of the fiscal year. Each of the foregoing actions have been implemented as part of our continuing effort to conduct a full evaluation of the Utah Properties. For more information, see “Recent Developments” below.

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

On September 21, 2015, the Company hired Roy A. Moore as Company Landman pursuant to an independent contractor agreement with RAM Land Services, LLC (“RAM”). Pursuant to this agreement, Mr. Moore will perform advisory services for the Company’s Chief Executive Officer as the Company continues to assess the Utah Properties. The term of the agreement is for three months and will pay RAM an aggregate of $4,500.

On October 26, 2015, the Company renewed its independent contractor agreement with Arrow so that Kurt Reinecke would continue to act in the role of the Company’s Chief Operating Officer. Mr. Reinecke will continue to perform the following services for the Company in his role as Chief Operating Officer: (i) oversee and coordinate the Company’s exploration plan; (ii) coordinate any other land related task as may be identified from time to time by John Barton, the Company’s Chief Executive Officer; and (iii) perform any other services that a chief operating officer may perform. The agreement is for a term of one year and will pay Arrow an aggregate of $90,000 over the term. Arrow is also entitled to receive an aggregate of 150,000 shares of common stock to be earned as follows: (i) 50,000 shares were issued upon execution of the agreement; (ii) 50,000 shares will be issued upon the six month anniversary of the commencement of the agreement; and (iii) 50,000 shares will be issued upon the one year anniversary of the commencement of the agreement.

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

Three Month Period Ended September 30, 2015 Compared to the Three Month Period Ended September 30, 2014.

Our net loss for the three-month period ended September 30, 2015 was $143,145 compared to a net loss of $178,143 during the three-month period ended September 30, 2014. We did not generate any revenue during the three month period ended September 30, 2015 and 2014.

This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the three months ended September 30, 2015, we incurred lease property and exploration costs of $33,269, an increase of $1,152 compared to the prior year period amount of $32,117 resulting primarily from an increase in consulting costs.

General and administrative costs

During the three month period ended September 30, 2015, we incurred general and administrative expenses of $42,905 compared to $42,274 incurred during the three-month period ended September 30, 2014. The general and administrative expense incurred during the three months ended September 30, 2015 and 2014 was primarily related to compensation to our Chief Executive Officer of $30,000, with a nominal difference between corporate overhead and travel costs between periods.

Professional Fees

During the three months ended September 30, 2015, we incurred professional fees of $49,371 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $15,000 and $9,000, respectively, and the corporate and investor relations fees associated with these activities amounted to $25,371. During the three months ended September 30, 2014, we incurred professional fees of $62,752 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $20,000 and $13,255, respectively, and the corporate and investor relations fees associated with these activities amounted to $29,497.

Non-Employee Stock Based Compensation

During the three months ended September 30, 2015, we incurred expense of $17,600 for stock issuances for professional and advisory services. During the three months ended September 30, 2014, we incurred $41,000 in non-employee stock based compensation charges.

Weighted average number of shares

The weighted average number of shares outstanding was 26,589,887 and 25,809,039 for the three-month periods ended September 30, 2015 and 2014, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported and has been restated to retroactively show the effect of the Reverse Stock Split on July 1, 2015.

Six Month Period Ended September 30, 2015 Compared to the Six Month Period Ended September 30, 2014.

Our net loss for the six month period ended September 30, 2015 was $236,947 compared to a net loss of $266,937 during the six month period ended September 30, 2014. During the six month periods ended September 30, 2015 and 2014, we did not generate any revenue.

Lease property and exploration costs

During the three months ended September 30, 2015, we incurred lease property and exploration costs of $46,686, a decrease of $2,261 compared to the prior year period amount of $48,947 resulting primarily from an decrease in consulting costs.

General and administrative costs

During the six month period ended September 30, 2015, we incurred general and administrative expenses of $80,838 compared to $81,452 incurred during the six month period ended September 30, 2014. The general and administrative expense incurred during the six months ended September 30, 2015 and 2014 were primarily related to compensation to our Chief Executive Officer of $60,000, corporate overhead and travel costs.

Professional Fees

During the six months ended September 30, 2015, we incurred professional fees of $91,823 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $35,374 and $18,046, respectively, and the corporate and investor relations fees associated with these activities amounted to $38,403. During the six months ended September 30, 2014, we incurred professional fees of $95,538 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $45,436 and $19,465, respectively, and the corporate and investor relations fees associated with these activities amounted to $30,637.

Non-Employee Stock Based Compensation

During the six months ended September 30, 2015, we incurred an expense of $17,600 for stock issuances for professional and advisory services. During the six months ended September 30, 2014, we incurred $41,000 in non-employee stock based compensation charges.

The weighted average number of shares outstanding was 26,609,200 and 25,726,531 for the six month periods ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had cash and cash equivalents of $20,082. As of March 31, 2015, we had no cash and cash equivalents.

We have experienced losses of $236,947 and $266,937 for the six months ended September 30, 2015 and 2014, respectively, and have an accumulated deficit of $1,604,207 at September 30, 2015. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our Leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock, receiving aggregate net proceeds totaling $1,229,500 from the period beginning October 1, 2013 through September 30, 2015, including the current fiscal year securities purchase agreements described in more details below.

Securities Purchase Agreements

The Company entered into several securities purchase agreements with two investors pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock to the investors. A list of the securities purchase agreements that were entered into during this quarter is below:

On April 27, 2015, the Company sold a total of 21,918 shares of common stock to an investor for gross proceeds of $40,000.

On June 1, 2015, the Company sold a total of 58,823 shares of common stock to an investor for gross proceeds of $50,000.

On June 12, 2015, the Company sold a total of 52,174 shares of common stock to an investor for gross proceeds of $30,000.

 On August 5, 2015, the Company sold a total of 75,862 shares of common stock to an investor for gross proceeds of $22,000.

On August 12, 2015, the Company sold a total of 75,000 shares of common stock to an investor for gross proceeds of $30,000.

On September 11, 2015, the Company sold a total of 142,857 shares of common stock to an investor for gross proceeds of $50,000.

On September 14, 2015, the Company sold a total of 105,263 shares of common stock to an investor for gross proceeds of $40,000.

Six Months Ended September 30, 2015 Compared with Six Months Ended September 30, 2014

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended September 30, 2015, net cash flows used in operating activities was $241,918 consisting of a net loss of $236,947, offset by depreciation and amortization of $4,907, a decrease of $20,792 in accounts payables and accrued liabilities, a decrease of $2,500 for accrued officer compensation, and an increase in prepaid expenses of $3,750. Furthermore, as of March 31, 2015 we had a cash overdraft repayment of $435 which was repaid in April 2015.

For the six months ended September 30, 2014, net cash flows used in operating activities was $205,887 consisting of a net loss of $266,937, offset by depreciation and amortization of $4,650, an increase in accounts payable of $26,025, a decrease of $5,000 for accrued officer compensation and an increase in prepaids of $5,625. These differences were primarily the result of the operations of the Company increasing upon the acquisition of the leases and business formation as an Oil and Gas company.

Cash Flows from Investing Activities

We used cash from investing activities in the six months ended September 30, 2014 for the lease installment of $100,000 and $2,772 for fixed asset purchases. There were no investing activities in the six months ended September 30, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity instruments. We generated cash from financing activities of $262,000 and $322,500 in the six months ended September 30, 2015 and 2014, respectively, from the issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Our existing working capital and anticipated cash flow are not adequate to fund our operations over the next twelve months and the Company is dependent upon additional equity raises. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of our private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and exploration expenses through independent consultants; and (ii) financing related costs. We believe that we will need $800,000 in additional capital to meet long-term operating requirements for the next twelve months. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities that could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2015. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into four securities purchase agreements with two investors pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock to these two investors.

A list of the securities purchase agreements and officer issuances is below:

●	On August 12, 2015, the Company sold a total of 75,000 shares of common stock to an investor for gross proceeds of $30,000.

●	On September 11, 2015, the Company sold a total of 142,857 shares of common stock to an investor for gross proceeds of $50,000.

●	On September 14, 2015, the Company sold a total of 105,263 shares of common stock to an investor for gross proceeds of $40,000.

●	On September 16, 2015, the Company issued 40,000 shares of common stock to the Company’s Chief Operating Officer for consulting services. The fair value of the shares of common stock was $17,600.

●	On October 13, 2015 the Company completed a private placement for the sale of approximately 54,970 shares of the Company’s common stock in exchange for gross proceeds of approximately $40,000.

●	On October 26, 2015, the Company issued 50,000 shares of common stock to the Company’s Chief Operating Officer for consulting services. The fair value of the shares of common stock was $48,000.

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

PETROTERRA CORP.

Dated: November 6, 2015	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer

