Form 10-Q
period 2015-12-31
PETROTERRA CORP.
filed 2016-02-16
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 11, 2016
Common Stock, $0.001	27,251,466

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of December 31, 2015 and March 31, 2015

(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	3,750	1,875
Total current assets	3,750	1,875

Oil & Gas Exploration	737,500	737,500

Fixed Assets, net of accumulated depreciation of $1,155 and $462 as of December 31, 2015 and March 31, 2015, respectively	1,617	2,310

Website, net of accumulated amortization of $18,662 and $11,502, as of December 31, 2015 and March 31, 2015, respectively	11,141	18,301

Total Assets	$754,008	$759,986

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$352	$435
Accounts payable and accrued expenses	97,934	121,708
Accrued liabilities, director	26,250	25,000
Notes payable, related-party	10,118	10,118
Total current liabilities	134,654	157,261

Total liabilities	134,654	157,261

Shareholders’ Equity
Preferred Stock: $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and March 31, 2015.	-	-
Common stock; $0.001 par value, 40,000,000 shares authorized; 26,993,640 and 26,316,922 shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	26,994	26,317
Common stock payable	50,000	-
Additional paid-in capital	2,310,591	1,943,668
Accumulated deficit	(1,768,231)	(1,367,260)
Total shareholders’ equity	619,354	602,725

Total liabilities and shareholders’ equity	$754,008	$759,986

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

EXPENSES

Lease property and exploration costs	$24,000	$39,661	$70,686	$88,608
General and administrative expenses	60,136	43,514	140,974	124,966
Professional fees	31,888	45,648	123,711	141,186
Stock compensation expense	48,000	-	65,600	41,000
Net loss from Operation before Taxes	(164,024)	(128,823)	(400,971)	(395,760)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(164,024)	$(128,823)	$(400,971)	$(395,760)

(LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,967,599	25,996,627	26,640,652	25,821,899

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	Nine months Ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$(400,971)	$(395,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,853	7,206
Common stock issued for Services	65,600	41,000
Increase (decrease) in:
Bank overdraft	(84)	-
Accounts payables and accrued liabilities	(23,773)	34,526
Prepaids	(1,875)	(3,750)
Accrued payroll, officer	1,250	5,000
Net cash used in operating activities	(352,000)	(311,778)

INVESTING ACTIVITIES
Investment in fixed assets	-	(2,772)
Investment in Oil & Gas Exploration	-	(100,000)
Net cash used in investing activities	-	(102,772)

FINANCING ACTIVITIES
Sales of Common stock	352,000	410,000
Net cash provided by financing activities	352,000	410,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(4,550)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	9,037
CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$4,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$65,600	$41,000
Common stock issued for the acquisition of land lease	$-	$187,500

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2015

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,768,231 as of December 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities, which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

December 31, 2015

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

December 31, 2015

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the nine months ended December 31, 2015 and 2014 totaled $7,160 and $6,576, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2015

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the nine months ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB amended the ASC and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance will be effective for the Company beginning January 1, 2017 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet determined the effects of this new guidance on our financial statements.

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
December 31, 2015
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

On October 13, 2015, the Company sold a total of 54,790 shares of common stock to an investor for gross proceeds of $40,000.

On October 22, 2015, the Company entered into a private placement for 108,700 shares of common stock for gross proceeds of $100,000. On November 10, 2015, the Company received $50,000 of the proceeds. On January 29, 2016, the private placement was amended and the parties agreed that the investor would reduce its investment by $10,000 to an aggregate of $90,000 and would be issued an aggregate of 97,826 shares of common stock. The remaining $40,000 was received on January 29, 2016, wherein, the Company issued the shares. At December 31, 2015, the $50,000 that was originally owed was recorded to common stock payable.

On October 26, 2015, the Company authorized the issuance of 50,000 shares of common stock to the Company’s Chief Operating Officer for consulting services. The fair value of the shares of common stock was $48,000.

As of December 31, 2015, the Company had 26,993,640 shares of common stock issued and outstanding.

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2015

(Unaudited)

6. INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $1,724,000 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

Chief Executive Officer

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2015 and March 31, 2015, the total amount loaned to the Company by a director was $10,118. The loan is non-interest bearing, due upon demand and unsecured.

On February 4, 2014, the Company entered into a three year employment agreement with the Company’s Chief Executive Officer whereby the Company provides for compensation of $10,000 per month. A total salary of $90,000 was expensed during the nine months ended December 31, 2015 and 2014. The total balance due to the Chief Executive Officer for accrued salaries at December 31, 2015 and March 31, 2015, was $26,250 and $25,000, respectively. Additionally, on each anniversary of the Employment Agreement, beginning on the first anniversary, Mr. Barton has received and will continue to receive for the duration of the employment agreement a restricted stock grant of 160,000 shares of the Company’s common stock. The restricted stock grants vest 10 months following the issuance.

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

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from December 31, 2015 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

Securities Purchase Agreement

The Company entered into securities purchase agreement with a foreign investor (the “Investor”) exempt pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 108,700 shares of the Company’s common stock for gross proceeds of $100,000. On January 29, 2016, the private placement was amended and the parties agreed that the investor would reduce its investment by $10,000 to an aggregate of $90,000 and would be issued an aggregate of 97,826 shares of common stock. The remaining $40,000 was received on January 29, 2016, wherein, the Company issued the shares. At December 31, 2015, the $50,000 that was originally owed by the Investor has been recorded as common stock payable. See disclosure in Note 5.

Restricted stock grant

On February 9, 2016, the Company issued a restricted stock grant of 160,000 shares of common stock to John Barton, the Company’s Chief Executive Officer, in accordance with his employment agreement dated February 4, 2014, The restricted stock grant will vest 10 months following the issuance.

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

Three Month Period Ended December 31, 2015 Compared to the Three Month Period Ended December 31, 2014.

Our net loss for the three-month period ended December 31, 2015 was $164,024 compared to a net loss of $128,823 during the three-month period ended December 31, 2014. We did not generate any revenue during the three-month period ended December 31, 2015 and 2014.

This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the three months ended December 31, 2015, we incurred lease property and exploration costs of $24,000, a decrease of $15,661 compared to the prior year period amount of $39,661 resulting primarily from a decrease in exploration costs.

General and administrative costs

During the three month period ended December 31, 2015, we incurred general and administrative expenses of $60,136 compared to $43,514 incurred during the three-month period ended December 31, 2014. The general and administrative expense incurred during the three months ended December 31, 2015 and 2014 was primarily related to compensation to our Chief Executive Officer of $30,000, with differences in corporate overhead and travel costs between periods.

Professional Fees

During the three months ended December 31, 2015, we incurred professional fees of $31,888 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $17,525 and $5,814, respectively, and the corporate and investor relations fees associated with these activities amounted to $8,549. During the three months ended December 31, 2014, we incurred professional fees of $45,648 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $15,000 and $4,000, respectively, and the corporate and investor relations fees associated with these activities amounted to $26,648.

Non-Employee Stock Based Compensation

During the three months ended December 31, 2015, we incurred expense of $48,000 for stock issuances for professional and advisory services. During the three months ended December 31, 2014, we did not incur non-employee stock based compensation charges.

Weighted average number of shares

The weighted average number of shares outstanding was 26,967,599 and 25,996,627 for the three-month periods ended December 31, 2015 and 2014, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported and has been restated to retroactively show the effect of the Reverse Stock Split on July 1, 2015.

Nine Month Period Ended December 31, 2015 Compared to the Nine Month Period Ended December 31, 2014.

Our net loss for the nine month period ended December 31, 2015 was $400,971 compared to a net loss of $395,760 during the nine month period ended December 31, 2014. During the nine month periods ended December 31, 2015 and 2014, we did not generate any revenue.

Lease property and exploration costs

During the nine months ended December 31, 2015, we incurred lease property and exploration costs of $70,686, a decrease of $17,922 compared to the prior year period amount of $88,608 resulting primarily from a decrease in exploration costs.

General and administrative costs

During the nine month period ended December 31, 2015, we incurred general and administrative expenses of $140,974 compared to $124,966 incurred during the nine month period ended December 31, 2014. The general and administrative expense incurred during the nine months ended December 31, 2015 and 2014 were primarily related to compensation to our Chief Executive Officer of $90,000, corporate overhead and travel costs.

Professional Fees

During the nine months ended December 31, 2015, we incurred professional fees of $123,711 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $52,899 and $23,860, respectively, and the corporate and investor relations fees associated with these activities amounted to $46,952. During the nine months ended December 31, 2014, we incurred professional fees of $141,186 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $60,436 and $23,256, respectively, and the corporate and investor relations fees associated with these activities amounted to $57,494.

Non-Employee Stock Based Compensation

During the nine months ended December 31, 2015, we incurred an expense of $65,600 for stock issuances for professional and advisory services. During the nine months ended December 31, 2014, we incurred $41,000 in non-employee stock based compensation charges.

The weighted average number of shares outstanding was 26,640,652 and 25,821,899 for the nine month periods ended December 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash and cash equivalents as of December 31, 2015 and March 31, 2015.

We have experienced losses of $400,971 and $395,760 for the nine months ended December 31, 2015 and 2014, respectively, and had an accumulated deficit of $1,768,231 at December 31, 2015. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our Leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock, receiving aggregate net proceeds totaling $1,319,500 from the period beginning October 1, 2013 through December 31, 2015, including the current fiscal year securities purchase agreements described in more details below.

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

On October 13, 2015, the Company sold a total of 54,790 shares of common stock to an investor for gross proceeds of $40,000.

On October 22, 2015, the Company entered into a private placement for 108,700 shares of common stock for gross proceeds of $100,000. On November 10, 2015, the Company received $50,000 of the proceeds. On January 29, 2016, the private placement was amended and the parties agreed that the investor would reduce its investment by $10,000 to an aggregate of $90,000 and would be issued an aggregate of 97,826 shares of common stock. The remaining $40,000 was received on January 29, 2016, wherein, the Company issued the shares. At December 31, 2015, the $50,000 that was originally owed was recorded to common stock payable.

Nine Months Ended December 31, 2015 Compared with Nine Months Ended December 31, 2014

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended December 31, 2015, net cash flows used in operating activities was $352,000 consisting of a net loss of $400,971, offset by depreciation and amortization of $7,853, a decrease of $23,773 in accounts payables and accrued liabilities, an increase of $1,250 for accrued officer compensation, and a decrease in prepaid expenses of $1,875. Furthermore, as of December 31, 2015 we had net cash overdraft repayments of $84.

For the nine months ended December 31, 2014, net cash flows used in operating activities was $311,778 consisting of a net loss of $395,760, offset by depreciation and amortization of $7,206, an increase in accounts payable of $34,526, an increase of $5,000 for accrued officer compensation and a decrease in prepaids of $3,750. These differences were primarily the result of the operations of the Company increasing upon the acquisition of the leases and business formation as an Oil and Gas company.

Cash Flows from Investing Activities

We used cash from investing activities in the nine months ended December 31, 2014 for the lease installment of $100,000 and $2,772 for fixed asset purchases. There were no investing activities in the nine months ended December 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity instruments. We generated cash from financing activities of $352,000 and $410,000 in the nine months ended December 31, 2015 and 2014, respectively, from the issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Our existing working capital and anticipated cash flow are not adequate to fund our operations over the next twelve months and the Company is dependent upon additional equity raises. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of our private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and exploration expenses through independent consultants; and (ii) financing related costs. We believe that we will need $600,000 in additional capital to meet long-term operating requirements for the next twelve months. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities that could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of December 31, 2015. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into two securities purchase agreements with an investor whereby the Company sold shares of its common stock to the investor. The Company also issued securities to certain of its officers.

A list of the securities purchase agreements and officer issuances is below:

●	On October 13, 2015 the Company completed a private placement for the sale of approximately 54,970 shares of the Company’s common stock in exchange for gross proceeds of approximately $40,000. Such sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

●	On October 26, 2015, the Company issued 50,000 shares of common stock to the Company’s Chief Operating Officer for consulting services. The fair value of the shares of common stock was $48,000. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

●	On January 29, 2016, the Company sold a total of 97,826 shares of common stock to an investor for gross proceeds of $90,000. Such sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

●	On February 9, 2016, the Company issued 160,000 shares of common stock to the Company’s Chief Executive Officer pursuant to his employment agreement. The fair value of the shares of common stock was $9,600. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

PETROTERRA CORP.

Dated: February 16, 2016	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer

