Form 10-K
period 2016-03-31
PETROTERRA CORP.
filed 2016-07-29
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Common Stock, $0.001 Par Value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [  ] No: [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on September 30, 2015 was $4,479,833.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 28, 2016, registrant had outstanding 28,323,588 shares of common stock.

FORM 10-K

PETROTERRA CORP.

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “PetroTerra,” “the Company”, “we,” “us,” and “our,” refer to PetroTerra Corp., a Nevada corporation. For purposes of this report, all share numbers and share prices have been changed to reflect the Company’s one-for-two and one half reverse stock split effected in July 2015.

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History of the Business

We are a development stage company that identified, evaluated and acquired oil and gas exploration and development opportunities primarily in the United States. As a result of the decline in the oil and gas markets, we are now seeking other strategic alternatives.

We were incorporated under the laws of the State of Nevada on July 25, 2008 as “Loran Connection Corp.” We were formed to provide a variety of services in the area of individual and group tourism and business support in Ukraine. We subsequently filed a resale registration statement with the Securities and Exchange Commission on May 28, 2009, which was declared effective on October 28, 2009. On January 25, 2012, we filed an amendment to our articles of incorporation to, among other things, change our name to “PetroTerra Corp.” and effect a thirty-two-for-one reverse split. We changed our name to reflect a proposed change in our business operations. On October 2, 2013, in connection with a change of control in the management of the Company, the Company began its current business operations in the oil and gas sector. On December 18, 2013, we filed a certificate of change to effect a one-for-two reverse stock split of our authorized and our outstanding shares of common stock and preferred stock. On April 12, 2014, we completed our acquisition of certain property leases (the “Leases”) held by Ardmore Investments Inc. (“Ardmore”) for property owned by Pioneer Oil and Gas (“Pioneer”) covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah (the “Utah Properties”). Since January 2016, as a result of the decline in the oil and gas markets, we ceased investing in the Utah Properties and began seeking a strategic alternative both inside and outside of the oil and gas market.

Our principal executive offices are located at 422 East Vermijo Avenue, Suite 313, Colorado Springs, CO 80903. The telephone number at our principal executive offices is (719) 219-6404. Our web site is www.petroterracorp.com.

Our Business Plan

The Company was an independent exploration and development company focused on the acquisition of property (or property leases enabling us to explore and exploit such property) that we believed may contain extractable oil and/or gas.

On November 18, 2013, we entered into an assignment of lease agreement (the “Agreement”) whereby Ardmore assigned to us its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer involving the sale of 5,905.54 acres of three separate BLM Management oil and gas Leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer. Per the terms of the Agreement, we issued to Ardmore 250,000 shares of our common stock on November 18, 2013, and, in order to complete the assignment contemplated by the Agreement, we issued to Ardmore an additional 250,000 shares of our common stock upon the transfer to us of ownership in the Leases, which occurred on April 12, 2014. Furthermore, the Company made three installment payments of $100,000 each to Pioneer pursuant to the terms of the Purchase Agreement. The Leases were conveyed to the Company on April 10, 2014.

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

On February 2, 2015 the Company engaged PRISEM Geoscience Consulting LLC (“PRISEM”) to provide recommendations on a work plan for creating a geologic model of the Utah Properties. Due to the volatility of the oil and gas market, the geologic model was never completed.

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

Oil and Gas Industry-Specific Disclosures

As described above, the Company had only recently begun its oil and gas business operations before operations were halted in order to identify other strategic alternatives, not necessarily limited to the oil and gas industry. Accordingly, the disclosure required by Subpart 1200 of Regulation S-K (Section 229.1200 of this chapter) is not applicable to our Company as of the date hereof. The Company has obtained Leases in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah consisting of 5,950.54 gross acres of undeveloped acreage.

Current Business Plan

Given the current climate in the oil and gas industry, on or about January 2016, management determined to cease development of our oil and gas leases and instead seek a strategic alternative, whether in the oil and gas industry or otherwise.

Employees

As of March 31, 2016, we had one full time (1) employee.

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

The report of our independent auditors dated July 20, 2016 on our financial statements for the year ended March 31, 2016 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on the fact that the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. From the period beginning October 2, 2013 and ending March 31, 2016, we have raised $1,744,500 from investors. However, we cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have no operating history on which to evaluate our potential and determine if we will be able to execute our business plan.

The current management of the Company only took over operations in October 2013 and has recently shifted its focus from the development of our oil and gas leases to explore strategic alternatives. Accordingly, it will be difficult for potential investors to evaluate our potential and determine if we will be able to execute our business plan. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we search for strategic alternatives to our original business plan.

In order to successfully implement a new business plan, we will need a substantial amount of cash. There is no guarantee that we will be able to raise the amount of cash necessary to begin and continue our operations nor is there any guarantee that we will be able to obtain such cash on terms that are commercially favorable to the Company.

While we have not yet determined a strategic alternative to pursue following our determination to cease development of our oil and gas leases, we expect that any strategic alternative that we do pursue will require a substantial amount of cash. Such capital may not be available on reasonable terms or at all. We may need to raise additional funds through borrowings or public or private debt or equity financings and any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages. If we are unable to obtain required additional capital, we may have to curtail our business plan, cut back on our plans, or even cease operations.

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

Our pursuit of strategic alternatives to the development of our oil and gas leases is dependent upon our sole current officer and director, John Barton. We believe that our ability to effect our business plans depends on the continued service of Mr. Barton. We do not presently have key-man insurance on the life of Mr. Barton and the unexpected loss of the services of Mr. Barton could have a detrimental effect on us.

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

At present, our working capital needs are extremely difficult to predict and may continue to be extremely difficult to predict even after we have settled on a strategic alternative for the Company. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources and there can be no assurance in our ability to secure additional financing at acceptable terms, if at all. Restrictions in any debt agreements that we may enter into may impair our ability to obtain other sources of financing.

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

Our Principal Executive Officer, Principal Financial Officer and sole director, John Barton, owns 49.26% of our outstanding common stock. As such, he may be able to exert substantial influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

Your percentage ownership of our common stock will be diluted by future share issuances.

Our Articles of Incorporation authorize the issuance of 40,000,000 shares of common stock, par value $0.001 and 4,000,000 shares of Preferred Stock, par value $0.001. At March 31, 2016, we had 27,251,466 shares of common stock issued and -0- shares of Preferred Stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently quoted on the OTCQB under the symbol “PTRA.” The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTCQB. During our fiscal year ended March 31, 2016, there has been sporadic market activity in the Company’s common stock, but our common stock remains highly illiquid and only a limited number of shares may have been sold and purchased at the prices identified below. Please refer to the section entitled “Risk Factors” for more information regarding the risks associated with an investment in our common stock.

	Price Range
Period	High	Low
First Quarter ended June 30, 2016	$0.09	$0.045
Year Ended March 31, 2016:
First Quarter	$3.00	$0.40
Second Quarter	$0.605	$0.15
Third Quarter	$1.63	$0.084
Fourth Quarter	$0.12	$0.021
Year Ended March 31, 2015:
First Quarter	$1.25	$1.00
Second Quarter	$1.125	$1.025
Third Quarter	$2.125	$1.00
Fourth Quarter	$4.725	$0.375

As of July 28, 2016, the last reported price of our common stock quoted on the OTCQB was $0.05 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Holders

As of July 19, 2016, there were 46 record holders of our common stock, and there were 28,323,588 shares of our common stock outstanding.

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

On April 28, 2016, the Company issued 50,000 shares of common stock to the Chief Operating Officer as consideration for consulting services. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On June 3, 2016, the Company issued 1,022,122 shares in exchange for payment of outstanding compensation due to John Barton in the amount of $71,250 and outstanding loans payable of $10,118.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this Annual Report. As described above, all references to share amounts and share prices reflect our one for two and one half reverse stock split effected in July 2015.

The following table provides selected financial data about us for the fiscal years ended March 31, 2016 and March 31, 2015. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended March 31,
	2016	2015
Balance Sheet Data:

Cash	$-	$-
Total assets	$11,628	$759,986
Total liabilities	$204,960	$157,261
Shareholders’ equity (deficiency)	$(193,332)	$602,725

Operating Data:

Operating Expenses	$1,263,257	$1,003,628
Net Income (Loss)	$(1,263,257)	$(1,003,628)

Results of Operations

GENERAL

We are a development stage company. Until recently, we planned to identify, evaluate and acquire oil and gas exploration and development opportunities primarily in the United States. We are currently seeking a strategic alternative to the development of our Leases either insider our outside of the oil and gas industry.

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

Year Ended March 31, 2016 Compared to the Year Ended March 31, 2015.

Our net loss for the year ended March 31, 2016 was $1,263,257 compared to a net loss of $1,003,625, during the year ended March 31, 2015. During the years ended March 31, 2016 and 2015, we did not generate any revenue. This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the year ended March 31, 2016, we incurred lease property and exploration costs of $98,393 an decrease of $87,807 compared to the prior year amount of $186,200, consisting of consulting costs of $88,187 and $177,272 and annual rental costs of $10,206 and $8,928 for the years ended March 31, 2016 and 2015, respectively.

Impairment

The Company determined that there was a material impairment of the land lease agreements and recorded an impairment of the asset of $737,500 in the year ended March 31, 2016.

General and administrative costs

During the year ended March 31, 2016, we incurred general and administrative expenses of $176,986 compared to $175,726, incurred during the year ended March 31, 2015. The change in general and administrative expense incurred during the year ended March 31, 2016 and 2015 was primarily related to compensation to our Chief Executive Officer of $120,000, corporate overhead, and travel costs.

Professional Fees

During the year ended March 31, 2016, we incurred professional fees of $180,178 relating to our equity financings, operations and public company compliance. The legal and accounting & audit fees associated with these activities amounted to $81,597 and $31,759, respectively, and the marketing and investor relations fees associated with these activities amounted to $66,822. During the year ended March 31, 2015, we incurred professional fees of $187,699 relating to our equity financings, the acquisition of the Leases from Ardmore and public company compliance. The legal and accounting fees associated with these activities amounted to $70,437 and $29,256, respectively, and the marketing and investor relations fees associated with these activities amounted to $88,006.

Non-Employee Stock Based Compensation

During the year ended March 31, 2016, we incurred expense of $75,200 for stock issuances for professional and advisory services. During the year ended March 31, 2015, we incurred $454,000 in non-employee stock based compensation charges.

Weighted average number of shares

The weighted average number of shares outstanding was 26,767,283 and 26,304,439 for the years ended March 31, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended March 31, 2016 Compared with Year Ended March 31, 2015

As of March 31, 2016 and 2015, we had no cash and cash equivalents.

We have experienced losses of $1,263,257 and $1,003,625 for the fiscal years ended March 31, 2016 and 2015, respectively, and have an accumulated deficit of $2,630,517 at March 31, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock, receiving aggregate net proceeds totaling $1,359,500 from the period beginning October 1, 2013 through March 31, 2016, including the current fiscal year securities purchase agreements described in more details below.

Securities Purchase Agreements

The Company entered into several securities purchase agreements with investors pursuant to Regulation S promulgated under the Securities Act whereby the Company sold shares of its common stock to the investor. A list of the securities purchase agreements is below:

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

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the year ended March 31, 2016, net cash flows used in operating activities was $392,000 consisting of a net loss of $1,263,257, offset by the impairment of the land lease of $737,500, non-cash stock compensation of $75,200 and depreciation and amortization of $10,858, an increase of $31,677 in accounts payables and accrued liabilities, an increase of $16,250 for accrued officer compensation, and a decrease in cash overdraft of $228. For the year ended March 31, 2015, net cash flows used in operating activities was $446,265 consisting of a net loss of $1,003,625 offset by non-cash stock compensation of $454,000 and depreciation and amortization of $9,762, an increase in accounts payable and accrued liabilities of $84,147, an increase of $10,000 for accrued officer compensation, and a decrease in prepaid expenses of $1,875. Furthermore, as of March 31, 2015 we had a cash overdraft of $435.

Cash Flows from Investing Activities

We used cash from investing activities in the year ended March 31, 2015 for the lease installment of $100,000 and the cost of certain computer equipment amounting to $2,772.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity instruments. We generated cash from financing activities of $392,000 and $540,000 in the year ended March 31, 2016 and 2015, respectively, from the issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Our existing working capital, further advances and debt instruments, and anticipated cash flow are not adequate to fund our operations over the next twelve months and the Company is dependent upon additional equity raises. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of our private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our pursuit of a strategic alternative from the development of our oil and gas leases. We believe that we will need $250,000 in additional capital to operate for the next twelve months. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities that could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

 PetroTerra Corp.

We have audited the accompanying balance sheets of PetroTerra Corp. as of March 31, 2015 and 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2016. PetroTerra Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroTerra Corp. as of March 31, 2015 and 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 20, 2016
16

PetroTerra Corp.

BALANCE SHEETS

March 31, 2016 AND 2015

	March 31, 2016	March 31, 2015

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	1,875	1,875
Total current assets	1,875	1,875
Oil & Gas Exploration	-	737,500

Fixed Assets, net of accumulated depreciation of $1,386 and $462 as of March 31, 2016 and 2015, respectively	1,386	2,310

Website, net of accumulated amortization of $21,436 and $11,502, respectively	8,367	18,301

Total Assets	$11,628	$759,986

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$208	$435
Accounts payable and accrued liabilities	153,384	121,708
Accrued liabilities, director	41,250	25,000
Notes payable, related-party	10,118	10,118
Total current liabilities	204,960	157,261

Total liabilities	204,960	157,261

Shareholders’ Deficiency
Preferred Stock: $0.001 par value, 4,000,000 shares authorized; no shares issues and outstanding as of March 31, 2016 and 2015.	-	-
Common stock; $0.001 par value, 4,000,000 shares authorized; 27,251,466 and 26,316,922 shares issued and outstanding as of March 31, 2016 and March 31, 2015, respectively	27,252	26,317
Additional paid-in capital	2,409,933	1,943,668
Common stock payable	-	-
Accumulated Deficit	(2,630,517)	(1,367,260)
Total shareholders’ equity	(193,332)	602,725

Total liabilities and shareholders’ equity	$11,628	$759,986

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	Years Ended March 31,
	2016	2015

EXPENSES

Lease property and exploration costs	$98,393	$186,200
Oil & Gas Exploration write-off	737,500	-
General and administrative expenses	176,986	175,726
Professional fees	180,178	187,699
Stock compensation expense	75,200	454,000
Net loss from Operation	(1,268,257)	(1,003,625)

OTHER INCOME
Other income	5,000	-
Net loss from Operation
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(1,263,257)	$(1,003,625)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,767,283	26,304,439

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

					Accumulated
			Additional	Common	Deficit
	Common Stock		Paid-in	Stock	During
	Shares	Amount	Capital	Payable	Exploration	Total
Balance March 31, 2014	25,511,857	$25,512	$672,973	$90,000	$(363,635)	$424,850

Common shares issued in exchange for the Ardmore Investment land lease	100,000	100	187,400			187,500
Common shares issued for cash at $0.75 on April 24, 2014	40,000	40	74,960	(52,500)		22,500
Common shares issued for cash at $0.75 on May 7, 2014	80,000	80	149,920			150,000
Common shares issued for services on June 30, 2014	20,000	20	37,480	(37,500)		-
Common shares issued for cash at $0.31 on August 22, 2014	161,290	161	149,839			150,000
Common shares issued for services on September 2, 2014	20,000	20	20,480			20,500
Common shares issued for services on September 24, 2014	20,000	20	20,480			20,500
Common shares issued for cash at $1.00 on October 24, 2014	58,824	59	49,941			50,000
Common shares issued for cash at $0.62 on January 8, 2015	32,258	32	49,968			50,000
Common shares issued for cash at $0.57 on January 29, 2015	26,316	26	37,474			37,500
Common shares issued for services on February 2, 2015	20,000	20	41,980			42,000
Common shares issued for cash at $0.69 on February 10, 2015	46,377	47	79,953			80,000
Common shares issued for services on February 13, 2015	160,000	160	335,840			336,000
Common shares issued for services on March 13, 2015	20,000	20	34,980			35,000
Net loss	-	-	-	-	(1,003,625)	(1,003,625)
Balance March 31, 2015	26,316,922	$26,317	$1,943,668	$-	$(1,367,260)	$602,725

Common shares issued for cash at $1.82 on April 27, 2015	21,918	22	39,978			40,000
Common shares issued for cash at $0.85 on June 1, 2015	58,823	59	49,941			50,000
Common shares issued for cash at $0.5 on June 12, 2015	52,174	52	29,948			30,000
Common shares issued for cash at $0.29 on August 5, 2015	75,862	76	21,924			22,000
Common shares issued for cash at $0.40 on August 12, 2015	75,000	75	29,925			30,000
Common shares issued for cash at $0.35 on September 11, 2015	142,857	143	49,857			50,000
Common shares issued for cash at $0.38 on September 14, 2015	105,263	105	39,895			40,000
Common shares issued for services on September 16, 2015	40,000	40	17,560			17,600
Common shares issued for cash at $0.38 on October 13, 2015	54,790	55	39,945			40,000
Common shares issued for services on October 26, 2015	50,000	50	47,950			48,000
Common shares issued for cash at $0.92 on January 29, 2016	97,826	97	89,903			90,000
Common shares issued for services on February 9, 2016	160,000	160	9,440			9,600
Net loss	-	-	-	-	(1,263,257)	(1,263,257)

Balance March 31, 2016	27,251,466	$27,251	$2,409,934	$-	$(2,630,517)	$193,332

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	Years Ended March 31,
	2016		2015

OPERATING ACTIVITIES
Net income (loss)		$(1,263,257)	$(1,003,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Oil & Gas Exploration write-off		737,500	-
Services payable in common stock		75,200	454,000
Depreciation and amortization		10,858	9,762
Loss of asset write-off			891
Increase (decrease) in:
Bank overdraft		(228)	435
Prepaid expenses			(1,875)
Accounts payable		73,397	57,115
Accrued expenses		(41,720)	27,032
Related Party Loans – paid directly to vendors on behalf of the Company
Accrued payroll, officer		16,250	10,000
Net cash used in operating activities		(392,000)	(446,265)

INVESTING ACTIVITIES
Investment in Oil & Gas Exploration		-	(100,000)
Investment in fixed assets and website		-	(2,772)
Net cash used in investing activities		-	(102,772)

FINANCING ACTIVITIES
Sales of Common stock		392,000	540,000
Net cash provided by financing activities		392,000	540,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		-	(9,037)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD		-	9,037
CASH AND CASH EQUIVALENTS -END OF PERIOD		$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$–	$–
Cash paid for taxes		$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services		$75,200	$454,000
Common stock issued for the acquisition of lease	$		$187,500

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

NOTES TO FINANCIAL STATEMENTS

For the years ended March 31, 2016 and 2015

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company is in the development stage as defined under Accounting Codification Standard or ACS, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on July 25, 2008 through March 31, 2016, the Company has accumulated losses of $2,630,517.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,630,517 as of March 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities, which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

Recent accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company’s financial position, results of operations and disclosures.

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the year ended March 31, 2016 and 2015 totaled $9,934 and $8,768 respectively.

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

Depreciation expense for the year ended March 31, 2016 and 2015 totaled $924 and $994, respectively.

Equipment

Equipment is recorded at cost. Depreciation is computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related asset.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the years ended March 31, 2016 and 2015, respectively.

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

Impairment

The Company determined that there was a material impairment of the land lease agreements and recorded an impairment of the asset of $737,500 in the year ended March 31, 2016.

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

On April 12, 2014, in connection with the Agreement, the Company issued to Ardmore 100,000 shares of our common stock.

On May 7, 2014, the Company sold a total of 80,000 shares of common stock for gross proceeds of $150,000.

On June 30, 2014 the Company authorized the issuance of 20,000 shares of common stock to the Chief Operating Officer for consulting services. The fair value of the shares of common stock was $37,500.

On August 22, 2014 the Company sold a total of 193,548 shares of common stock for gross proceeds of $150,000.

On September 2, 2014, the Company authorized the issuance of 20,000 shares of common stock to a third party entity for consulting services. The fair value of the shares of common stock was $20,500.

On September 16, 2014, the Company authorized the issuance of 20,000 shares of common stock to the Company’s newly appointed Chief Operating Officer for consulting services. The fair value of the shares of common stock was $20,500.

On October 24, 2014 the Company sold 58,824 shares of common stock for gross proceeds of $50,000.

On November 17, 2014, the Company entered into a private placement for 32,258 shares of common stock for gross proceeds of $50,000. On December 8, 2014, the Company received $37,500 of the proceeds, however, the remaining $12,500 was received on January 8, 2015, wherein, the Company issued the shares.

On January 29, 2015, the Company entered into a private placement for 26,316 shares of common stock for gross proceeds of $37,500.

On February 2, 2015, the Company authorized the issuance of 20,000 shares of common stock for consulting services. The fair value of the shares of common stock was $42,000.

On February 10, 2015, the Company entered into a private placement for 46,377 shares of common stock for gross proceeds of $80,000.

On February 13, 2015, the Company issued 160,000 shares of common stock as per the Employment Agreement between the Company and John Barton. The fair value of the shares of common stock was $336,000.

On March 13, 2015, the Company authorized the issuance of 20,000 shares of common stock to the Chief Operating Officer for consulting services. The fair value of the shares of common stock was $35,000.

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

As of March 31, 2016, the Company had 27,251,466 shares of common stock issued and outstanding.

6. INCOME TAXES

As of March 31, 2016, the Company had net operating loss carry forwards of approximately $2,630,517 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

	2016	2015
Tax provision (benefits) computed at the statutory rate	$(468,100)	$(371,900)
Nondeductible expense	(800)	(1,100)
	(467,300)	(370,800)
Increase in valuation allowance for deferred tax assets	467,300	370,800
Income tax expense benefit	$—	$—

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2016	2015
Stock based compensation	$-	$-
Net operating loss carryover	958,000	491,000

Total deferred tax assets	958,000	491,000
Valuation allowance	(958,000)	(491,000)
Net deferred tax assets	$—	$—

The Company has provided a valuation reserve against the full amount of the net deferred tax assets; because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the fiscal year ended March 31, 2016 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

7. RELATED PARTY TRANSACTIONS

Chief Executive Officer

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of March 31, 2016 and March 31, 2015, the total amount loaned to the Company by a director was $10,118. The loan is non-interest bearing, due upon demand and unsecured.

The Company has an employment agreement with the Company’s Chief Executive Officer whereby the Company provides for compensation of $10,000 per month. A total salary of $120,000 expensed during each of the years ended March 31, 2016 and 2015. The total balance due to the Chief Executive Officer for accrued salaries at March 31, 2016 and March 31, 2015, was $41,250 and $25,000, respectively.

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

9. SUBSEQUENT EVENT

The Company has evaluated subsequent events from March 31, 2016 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

Officer Restricted stock grant

On April 28, 2016, the Company issued a restricted stock grant of 50,000 shares of common stock to our Chief Operating Officer, in accordance with his employment agreement dated October 26, 2015,

Officer Conversion of stock

On June 3, 2016, the Company issued 1,022,122 shares in exchange for payment of outstanding compensation due to John Barton in the amount of $71,250 and outstanding loans payable of $10,118.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended March 31, 2016. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 because of the items set forth below:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended March 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning our executive officers and directors as of the date of the Annual Report:

Name	Age	Positions and Offices Held

John Barton	43	Chief Executive Officer, Chief Financial Officer and Director
Kurt Reinecke	56	Chief Operating Officer

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

Code of Ethics

The Company expects to adopt a code of ethics during fiscal year 2016.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation for services rendered for the past two years to the Company’s Chief Executive Officer and to the Company’s most highly compensated officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Name and Other Annual Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Options/ SAR’s (#)	LTIP Payouts	Other Compensation
John Barton,	2016	$120,000	-0-	-0-	9,600	-0-	-0-	-0-
Chief Executive Officer,	2015	$120,000	-0-	-0-	336,000	-0-	-0-	-0-
Chief Financial Officer, Director (1)(2)

Kurt Reinecke,	2016	$82,500	-0-	-0-	65,600	-0-	-0-	-0-
Chief Operating Officer (3)(4)	2015	41,250	-0-	-0-	100,000	-0-	-0-	-0-

(1)	On February 9, 2016, John Barton was granted 160,000 shares of common stock in accordance with his employment agreement dated February 4, 2014.

(2)	On February 13, 2015, John Barton was granted 160,000 shares of common stock in accordance with his employment agreement dated February 4, 2014.

(3)	On October 26, 2015, the Company renewed its independent contractor agreement with Arrow Peak Minerals and Royalty LLC (“Arrow”) so that Kurt Reinecke would continue to act in the role of the Company’s Chief Operating Officer. Arrow is also entitled to receive an aggregate of 150,000 shares of common stock to be earned as follows: (i) 50,000 shares were issued upon execution of the agreement; (ii) 50,000 shares will be issued upon the six month anniversary of the commencement of the agreement; and (iii) 50,000 shares will be issued upon the one year anniversary of the commencement of the agreement.

(4)	On September 16, 2014 and March 16, 2015, Kurt Reinecke was granted an aggregate 50,000 shares of common stock in accordance with his employment agreement dated September 16, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned by (i) each of our executive officers; (ii) each of our directors; (iii) each person who, as of March 31, 2016, was known by us to own beneficially more than five percent (5%) of our common stock; and (iv) our executive officers and directors as a group. A total of 27,251,466 common shares were issued and outstanding as of March 31, 2016.

Shareholder	Common Stock (1)	Percentage

John Barton (2)	13,433,600	49,26%

Kurt Reinecke	190,000	0.70%

All officers and directors as a group	13,623,600	49.99%

TOTAL	13,623,600	49.99%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Seale and Beers, CPAs, LLC, fees were an aggregate of $11,250 and $15,000 for the year ended March 31, 2016 and 2015, respectively, and for professional services rendered for the audit of the Company’s annual financial statements.

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

* Filed Herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2016.

PETROTERRA CORP.

By:	/s/ John Barton
John Barton, Principal Executive Officer, Principal Financial Officer and Sole Director

