Form 10-Q
period 2016-06-30
PETROTERRA CORP.
filed 2016-08-30
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 26, 2016
Common Stock, $0.001	28,323,588

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of June 30, 2016 and March 31, 2016

(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	1,875
Total current assets	-	1,875

Oil & Gas Exploration	-	-

Fixed Assets, net of accumulated depreciation of $1,617 and $1,386 as of June 30, 2016 and March 31, 2016, respectively	1,155	1,386

Website, net of accumulated amortization of $25,153 and $21,436, as of June 30, 2016 and March 31, 2016, respectively	4,650	8,367

Total Assets	$5,805	$11,628

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$524	$208
Accounts payable and accrued expenses	177,847	153,384
Accrued liabilities, director	-	41,250
Notes payable, related-party	1,577	10,118
Total current liabilities	179,948	204,960

Total liabilities	179,948	204,960

Shareholders’ Equity
Preferred Stock: $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and March 31, 2016.	-	-
Common stock; $0.001 par value, 40,000,000 shares authorized; 28,323,588 and 27,251,466 shares issued and outstanding as of June 30, 2016 and March 31, 2016, respectively	28,324	27,252
Additional paid-in capital	2,504,852	2,409,933
Accumulated deficit	(2,707,319)	(2,630,517)
Total shareholders’ equity	(174,143)	(193,332)

Total liabilities and shareholders’ equity	$5,805	$11,628

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended June 30,
	2016	2015

EXPENSES

Lease property and exploration costs	$-	$13,417
General and administrative expenses	34,764	37,933
Professional fees	27,416	42,453
Stock compensation expense	4,000	-
Net loss from Operation	(66,180)	(93,803)

OTHER INCOME (EXPENSE)
Loss on conversion of related party debt	(10,622)	-
Net loss before taxes	(76,802)	-
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(76,802)	$(93,803)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,589,348	26,361,403

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three months Ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$(76,802)	$(93,803)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,948	2,423
Common stock issued for Services	4,000	-
Conversion of officer payroll to common stock	30,000	-
Loss on conversion of related party debt	10,622	-
Increase (decrease) in:
Bank overdraft	316	(435)
Accounts payables and accrued liabilities	24,464	(17,738)
Prepaids	1,875	1,875
Accrued payroll, officer	-	(10,000)
Net cash used in operating activities	(1,577)	(117,678)

FINANCING ACTIVITIES
Advances from shareholder	1,577	-
Sales of Common stock	-	120,000
Net cash provided by financing activities	1,577	120,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	2,322

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS -END OF PERIOD	$-	$2,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$4,000	$-
Common stock issued for conversion of shareholder debt	$91,991	$-
Common stock issued for the acquisition of land lease	$-	$187,500

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

Notes To The Financial Statements

June 30, 2016

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company is an independent exploration and development company focused on the acquisition of property (or property leases enabling us to explore and exploit such property) that we believe may contain extractable oil and/or gas. The Company identified, evaluated and acquired oil and gas exploration and development opportunities primarily within the United States. As a result of the decline in the oil and gas markets, we are now seeking strategic alternatives. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,707,319 as of June 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities, which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

These statements reflect all adjustments, including of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2016 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of its annual and interim reports.

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

June 30, 2016

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

June 30, 2016

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the three months ended June 30, 2016 and 2015 totaled $3,717 and $2,192, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

June 30, 2016

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months ended June 30, 2016 and 2015, respectively.

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

PETROTERRA CORP.
Notes To The Financial Statements
June 30, 2016
(Unaudited)

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

On April 27, 2016, the Company authorized the issuance of 50,000 shares of common stock to the Company’s Chief Operating Officer for consulting services. The fair value of the shares of common stock was $4,000.

On June 3, 2016, the Company issued 1,022,122 shares in exchange for the conversion of $10,119 of shareholder loans and $71,250 of accrued officer payroll and recorded a loss on conversion of debt expense of $10,622 during the period ending June 30, 2016 (See Note 5).

As of June 30, 2016, the Company had 28,323,588 shares of common stock issued and outstanding.

PETROTERRA CORP.

Notes To The Financial Statements

June 30, 2016

(Unaudited)

6. INCOME TAXES

As of June 30, 2016, the Company had net operating loss carry forwards of approximately $2,707,319 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

Chief Executive Officer

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of June 30, 2016 and March 31, 2016, the total amount loaned to the Company by a director was $1,577 and $10,119, respectively. The loan is non-interest bearing, due upon demand and unsecured. On June 3, 2016, Mr. Barton converted the loan balance of $10,119 into shares 127,106 shares of common stock.

On February 4, 2014, the Company entered into a three year employment agreement with the Company’s Chief Executive Officer whereby the Company provides for compensation of $10,000 per month. A total salary of $90,000 was expensed during the three months ended June 30, 2016 and 2015. The total balance due to the Chief Executive Officer for accrued salaries at June 30, 2016 and March 31, 2016, was $0 and $41,250, respectively. Additionally, on each anniversary of the Employment Agreement, beginning on the first anniversary, Mr. Barton has received and will continue to receive for the duration of the employment agreement a restricted stock grant of 160,000 shares of the Company’s common stock. The restricted stock grants vest 10 months following the issuance. On June 3, 2016, Mr. Barton converted $71,250 of accrued salary into shares 895,106 shares of common stock.

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

As of April 1, 2016, the Company and Mr. Reinecke suspended services provided and the only compensation expense was stock based of 50,000 shares issued with a fair value of $4,000.

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from June 30, 2016 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

In July 2016, the Company has received $10,000 in advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

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

On November 18, 2013, we entered into an assignment of lease agreement whereby Ardmore assigned to us its rights under a certain Purchase Agreement, dated August 8, 2013, between Ardmore and Pioneer involving the sale of 5,905.54 acres of three separate BLM Management oil and gas Leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer. Per the terms of the Agreement, we issued to Ardmore 100,000 shares of our common stock on November 18, 2013, and, in order to complete the assignment contemplated by the Agreement, we issued to Ardmore an additional 100,000 shares of our common stock upon the transfer to us of ownership in the Leases, which occurred on April 12, 2014. Furthermore, the Company made three installment payments of $100,000 each to Pioneer pursuant to the terms of the Purchase Agreement. The Leases were conveyed to the Company on April 10, 2014.

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

Three Month Period Ended June 30, 2016 Compared to the Three Month Period Ended June 30, 2015.

Our net loss for the three-month period ended June 30, 2016 was $76,802 compared to a net loss of $93,803 during the three-month period ended June 30, 2015. We did not generate any revenue during the three-month period ended June 30, 2016 and 2015.

This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the three months ended June 30, 2016, we incurred lease property and exploration costs of 0, a decrease of $13,417 compared to the prior year period amount of $13,417 resulting primarily from a decrease in exploration costs. As a result of the decline in the oil and gas markets, we ceased investing in the Utah Properties and began seeking a strategic alternative both inside and outside of the oil and gas market.

General and administrative costs

During the three month period ended June 30, 2016, we incurred general and administrative expenses of $34,764 compared to $37,933 incurred during the three-month period ended June 30, 2015. The general and administrative expense incurred during the three months ended June 30, 2016 and 2015 was primarily related to compensation to our Chief Executive Officer of $30,000, with differences in corporate overhead and travel costs between periods.

Professional Fees

During the three months ended June 30, 2016, we incurred professional fees of $27,416 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $12,718 and $10,796, respectively, and the corporate fees associated with these activities amounted to $3,901. During the three months ended June 30, 2015, we incurred professional fees of $42,453 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $20,374 and $9,046, respectively, and the corporate and investor relations fees associated with these activities amounted to $13,033.

Non-Employee Stock Based Compensation

During the three months ended June 30, 2016, we incurred expense of $4,000 for stock issuances for compensation to our Chief Operating Officer. During the three months ended June 30, 2015, we did not incur non-employee stock based compensation charges.

Weighted average number of shares

The weighted average number of shares outstanding was 27,589,348 and 26,361,403 for the three-month periods ended June 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash and cash equivalents as of June 30, 2016 and March 31, 2016.

We have experienced losses of $76,802 and $93,803 for the three months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $2,707,319 at June 30, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our Leases or any other strategic alternative that we may pursuit. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock, receiving aggregate net proceeds totaling $1,359,500 from the period beginning October 1, 2013 through June 30, 2016.

Three months Ended June 30, 2016 Compared with Three months Ended June 30, 2015

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended June 30, 2016, net cash flows used in operating activities was $1,577 consisting of a net loss of $76,802, offset by non-cash stock compensation of $4,000, non-cash conversion of debt of $40,622, depreciation and amortization of $3,948, an increase of $24,464 in accounts payables and accrued liabilities, and a decrease in prepaid expenses of $1,875. Furthermore, as of June 30, 2016 we had net cash overdraft repayments of $316.

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

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity instruments. We generated cash from financing activities of $1,577 from shareholder loans and $120,000 from the issuance of common stock in the three months ended June 30, 2016 and 2015, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of June 30, 2016. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued securities to certain of its officers.

A list of officer issuances is below:

●	On April 27, 2016, the Company issued 50,000 shares of common stock to the Company’s Chief Operating Officer for consulting services. The fair value of the shares of common stock was $4,000. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

●	On June 3, 2016, the Company issued 1,022,122 shares in exchange for $10,119 of shareholder loans and $71,250 of accrued officer payroll. The fair value of the shares common stock was $91,991. Such sale was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

PETROTERRA CORP.

Dated August 29, 2016	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer

