Form 10-Q
period 2016-09-30
PETROTERRA CORP.
filed 2016-11-15
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 5, 2016
Common Stock, $0.001	28,323,588

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of September 30, 2016 and March 31, 2016

(Unaudited)

	September 30, 2016	March 31, 2016

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	1,875
Total current assets	-	1,875

Oil & Gas Exploration	-	--

Fixed Assets, net of accumulated depreciation of $1,848 and $1,386 as of September 30, 2016 and March 31, 2016, respectively	924	1,386

Website, net of accumulated amortization of $28,869 and $21,436, as of September 30, 2016 and March 31, 2016, respectively	934	8,367

Total Assets	$1,858	$11,628

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$87	$208
Accounts payable and accrued expenses	190,602	153,384
Accrued liabilities, director	27,000	41,250
Notes payable, related-party	14,187	10,118
Total current liabilities	231,876	204,960

Total liabilities	231,876	204,960

Shareholders’ Equity
Preferred Stock: $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and March 31, 2016.	-	-
Common stock; $0.001 par value, 40,000,000 shares authorized; 28,323,588 and 27,251,466 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	28,324	27,252
Additional paid-in capital	2,504,852	2,409,933
Accumulated deficit	(2,763,194)	(2,630,517)
Total shareholders’ equity	(230,018)	(193,332)

Total liabilities and shareholders’ equity	$1,858	$11,628

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015

EXPENSES

Lease property and exploration costs	$-	$33,269	$-	$46,686
General and administrative expenses	35,078	42,905	69,842	80,838
Professional fees	20,797	49,371	48,213	91,823
Stock compensation expense	-	17,600	4,000	17,600
Net loss from Operations	(55,875)	(143,145)	(122,055)	(236,947)

OTHER INCOME (EXPENSE)
Loss on conversion of related party debt	-	-	(10,622)	-
Net loss before Taxes	(55,875)	(143,145)	(132,677)	(236,947)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(55,875)	$(143,145)	$(132,677)	$(236,947)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,323,588	26,589,887	27,958,474	26,609,200

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Six months Ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$(132,677)	$(236,947)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,895	4,907
Common stock issued for services	4,000	17,600
Conversion of officer payroll to common stock	30,000	-
Loss on conversion of related party debt	10,622	-
Increase (decrease) in:
Bank overdraft	(120)	(435)
Accounts payables and accrued liabilities	37,218	(20,793)
Prepaids	1,875	(3,750)
Accrued payroll, officer	27,000	(2,500)
Net cash used in operating activities	(14,187)	(241,918)

FINANCING ACTIVITIES
Advances from shareholder	14,187	-
Sales of Common stock	-	262,000
Net cash provided by financing activities	14,187	262,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	20,082

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS -END OF PERIOD	$-	$20,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$4,000	$17,600
Common stock issued for the acquisition of land lease	$91,991	$-

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2016

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,763,194 as of September 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities, which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

September 30, 2016

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

September 30, 2016

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the six months ended September 30, 2016 and 2015 totaled $7,433 and $4,676, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2016

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the six months ended September 30, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU-2016-02, "Leases (Topic 842)." The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this standard.

In January 2016, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company's financial position, results of operations and disclosures.

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2016

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

On June 3, 2016, the Company issued 1,022,122 shares in exchange for the conversion of $10,118 of shareholder loans and $71,250 of accrued officer payroll and recorded a loss on conversion of debt expense of $10,622 during the period ending September 30, 2016 (See Note 5).

As of September 30, 2016, the Company had 28,323,588 shares of common stock issued and outstanding.

PETROTERRA CORP.

Notes To The Financial Statements

September 30, 2016

(Unaudited)

6. INCOME TAXES

As of September 30, 2016, the Company had net operating loss carry forwards of approximately $2,763,194 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

Chief Executive Officer

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. The loan is non-interest bearing, due upon demand and unsecured. On June 3, 2016, Mr. Barton converted the loan balance of $10,118 into 127,106 shares of common stock. As of September 30, 2016 and March 31, 2016, the total amount loaned to the Company by a director was $14,187 and $10,118, respectively.

On February 4, 2014, the Company entered into a three year employment agreement with the Company’s Chief Executive Officer whereby the Company provides for compensation of $10,000 per month. A total salary of $60,000 was expensed during the six months ended September 30, 2016 and 2015. The total balance due to the Chief Executive Officer for accrued salaries at September 30, 2016 and March 31, 2016, was $27,000 and $41,250, respectively. Additionally, on each anniversary of the Employment Agreement, beginning on the first anniversary, Mr. Barton has received and will continue to receive for the duration of the employment agreement a restricted stock grant of 160,000 shares of the Company’s common stock. The restricted stock grants vest 10 months following the issuance. On June 3, 2016, Mr. Barton converted $71,250 of accrued salary into shares 895,106 shares of common stock.

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

In the six months ended September 30, 2016, the Company and Mr. Reinecke suspended services provided and the only compensation expense was stock based of 50,000 shares issued with a fair value of $4,000.

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from September 30, 2016 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

On November 3, 2016, Pioneer Oil and Gas agreed to purchase all of the right, title and interest of our property leases for the amount of $10,000. These leases related to property owned by Pioneer Oil and Gas covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah.

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

Three Month Period Ended September 30, 2016 Compared to the Three Month Period Ended September 30, 2015.

Our net loss for the three-month period ended September 30, 2016 was $55,875 compared to a net loss of $143,145 during the three-month period ended September 30, 2015. We did not generate any revenue during the three month periods ended September 30, 2016 and 2015.

This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the three months ended September 30, 2016, we incurred lease property and exploration costs of $0 compared to the prior year period amount of $33,269 as the Company ceased paying consulting costs in the current year,

General and administrative costs

During the three month period ended September 30, 2016, we incurred general and administrative expenses of $35,078 compared to $42,905 incurred during the three-month period ended September 30, 2015. The general and administrative expense incurred during the three months ended September 30, 2016 and 2015 was primarily related to compensation to our Chief Executive Officer of $30,000, with a nominal difference between corporate overhead and travel costs between periods.

Professional Fees

During the three months ended September 30, 2016, we incurred professional fees of $20,797 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $5,636 and $9,000, respectively, and the corporate and investor relations fees associated with these activities amounted to $6,161. During the three months ended September 30, 2015, we incurred professional fees of $49,371 relating to the legal and accounting fees of $15,000 and $9,000, respectively, and the corporate and investor relations fees associated with these activities amounted to $25,371.

Non-Employee Stock Based Compensation

During the three months ended September 30, 2016 and 2015, we incurred expense of $0 and $17,600 for stock issuances for compensation to our Chief Operating Officer and for professional and advisory services, respectively.

Weighted average number of shares

The weighted average number of shares outstanding was 28,323,588 and 26,589,887 for the three-month periods ended September 30, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported and has been restated to retroactively show the effect of the Reverse Stock Split on July 1, 2015.

Six Month Period Ended September 30, 2016 Compared to the Six Month Period Ended September 30, 2015.

Our net loss for the six month period ended September 30, 2016 was $132,677 compared to a net loss of $236,947 during the six month period ended September 30, 2015 for the reasons described below. During the six month periods ended September 30, 2016 and 2015, we did not generate any revenue.

Lease property and exploration costs

During the six months ended September 30, 2016, we incurred lease property and exploration costs of $0 compared to the prior year period amount of $46,686 as the Company ceased paying consulting costs in the current year.

General and administrative costs

During the six month period ended September 30, 2016, we incurred general and administrative expenses of $69,842 compared to $80,838 incurred during the six month period ended September 30, 2015. The general and administrative expense incurred during the six months ended September 30, 2016 and 2015 were primarily related to compensation to our Chief Executive Officer of $60,000, corporate overhead and travel costs.

Professional Fees

During the six months ended September 30, 2016, we incurred professional fees of $48,213 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $18,355 and $19,796, respectively, and the corporate and investor relations fees associated with these activities amounted to $10,062. During the six months ended September 30, 2015, we incurred professional fees of $91,823 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $35,374 and $18,046, respectively, and the corporate and investor relations fees associated with these activities amounted to $38,403.

Non-Employee Stock Based Compensation

During the six months ended September 30, 2016 and 2015, we incurred expense of $4,000 and $17,600 for stock issuances for compensation to our Chief Operating Officer and for professional and advisory services, respectively.

The weighted average number of shares outstanding was 27,958,474 and 26,609,200 for the six month periods ended September 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash and cash equivalents as of September 30, 2016 and March 31, 2016.

We have experienced losses of $132,677 and $236,947 for the six months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of $2,763,194 at September 30, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our Leases or any other strategic alternative that we may pursuit. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock, receiving aggregate net proceeds totaling $1,359,500 from the period beginning October 1, 2013 through September 30, 2016.

Six months Ended September 30, 2016 Compared with six months Ended September 30, 2015

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended September 30, 2016, net cash flows used in operating activities was $14,187 consisting of a net loss of $132,677, adjusted by non-cash stock compensation of $4,000, non-cash conversion of debt of $40,622, depreciation and amortization of $7,895, an increase of $37,218 in accounts payables and accrued liabilities, an increase in accrued officer payroll of $27,000, and a decrease in prepaid expenses of $1,875. Furthermore, as of September 30, 2016 we had net cash overdraft repayments of $120.

For the six months ended September 30, 2015, net cash flows used in operating activities was $241,918 consisting of a net loss of $236,947, adjusted by non-cash stock compensation of $17,600, depreciation and amortization of $4,907, a decrease of $20,793 in accounts payables and accrued liabilities, a decrease of $2,500 for accrued officer compensation, and an increase in prepaid expenses of $3,750. Furthermore, as of March 31, 2015 we had a cash overdraft repayment of $435.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity instruments. We generated cash from financing activities of $14,187 from shareholder loans and $262,000 from the issuance of common stock in the six months ended September 30, 2016 and 2015, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2016. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On November 3, 2016, Pioneer Oil and Gas agreed to purchase all of the right, title and interest of our property leases for the amount of $10,000. These leases related to property owned by Pioneer Oil and Gas covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah.

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

PETROTERRA CORP.

Dated: November 14, 2016	By:	/s/ John Barton
John Barton,
President and Chief Executive Officer and Chief Financial Officer

