Form 10-Q
period 2016-12-31
PETROTERRA CORP.
filed 2017-02-14
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2017
Common Stock, $0.001	944,120

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of December 31, 2016 and March 31, 2016

(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	1,875
Total current assets	-	1,875

Oil & Gas Exploration	-	-

Fixed Assets, net of accumulated depreciation of $2,079 and $1,386 as of December 31, 2016 and March 31, 2016, respectively	693	1,386

Website, net of accumulated amortization of $29,803 and $21,436, as of December 31, 2016 and March 31, 2016, respectively	-	8,367

Total Assets	$693	$11,628

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$78	$208
Accounts payable and accrued expenses	211,075	153,384
Accrued liabilities, director	54,000	41,250
Notes payable, related-party	15,187	10,118
Total current liabilities	280,340	204,960

Total liabilities	280,340	204,960

Shareholders’ Equity
Preferred Stock: $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and March 31, 2016.	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 944,120 and 908,382 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	944	908
Additional paid-in capital	2,532,232	2,436,277
Accumulated deficit	(2,812,823)	(2,630,517)
Total shareholders’ equity	(279,647)	(193,332)

Total liabilities and shareholders’ equity	$693	$11,628

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	Three months ended December 31		Nine months ended December 31,
	2016	2015	2016	2015

EXPENSES

Lease property and exploration costs	$-	$24,000	$-	$70,686
General and administrative expenses	32,659	60,136	102,500	140,974
Professional fees	26,970	31,888	75,183	123,711
Stock compensation expense	-	48,000	4,000	65,600
TOTAL OPERATING EXPENSES	(59,629)	(164,024)	(181,683)	(400,971)

OTHER INCOME (EXPENSE)
Gain on sale of land leases	10,000	-	10,000	-
Loss on conversion of related party debt	-	-	(10,622)	-
Other Income (Expense)	10,000	-	(622)	-
Net loss from Operation before Taxes	(49,629)	(164,024)	(182,305)	(400,971)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(49,629)	$(164,024)	$(182,305)	$(400,971)

(LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.05)	$(0.18)	$(0.20)	$(0. 45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	944,120	898,920	931,949	888,022

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	Nine months Ended December 31,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$(182,305)	$(400,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,060	7,853
Common stock issued for services	4,000	65,600
Conversion of officer payroll to common stock	30,000	-
Loss on conversion of related party debt	10,622	-
Increase (decrease) in:
Bank overdraft	(130)	(84)
Accounts payables and accrued liabilities	57,691	(23,773)
Prepaids	1,875	(1,875)
Accrued payroll, officer	54,000	1,250
Net cash used in operating activities	(15,187)	(352,000)

FINANCING ACTIVITIES
Advances from shareholder	15,187	-
Sales of Common stock	-	352,000
Net cash provided by financing activities	15,187	352,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS -END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$4,000	$65,600
Common stock issued for conversion of related party debt	$91,991	$-

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2016

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,812,823 as of December 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities, which have arisen from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand loans from our director and/or private placements of common stock.

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

December 31, 2016

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

Stock Split

On November 22, 2016, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Stock Split, the Company’s issued and outstanding shares of common stock was decreased from approximately 28,323,588 to 944,120 shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock.

Accordingly, all share and per share information has been restated to retroactively show the effect of the last three Reverse Stock Splits.

In addition, the Company increased authorized shares of common stock from 40,000,000 to 500,000,000 shares and its authorized shares of preferred stock remained at 4,000,000 shares.

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

December 31, 2016

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC - 350, “Goodwill and Other”. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion of the Company’s fully operational website. Amortization expense for the nine months ended December 31, 2016 and 2015 totaled $8,367 and $7,160, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2016

(Unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the nine months ended December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this standard.

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

December 31, 2016

(Unaudited)

4. ACQUISITION OF OIL AND GAS PROPERTIES

On November 18, 2013, the Company entered into an assignment of lease (the “Agreement”) whereby Ardmore Investments Inc. (“Ardmore”) assigned to the Company its rights under a certain purchase agreement (the “Purchase Agreement”), dated August 8, 2013, between Ardmore and Pioneer Oil and Gas (“Pioneer”) involving the sale of 5,905.54 acres of oil and gas leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer (the “Leases”). Per the terms of the Agreement, we issued to Ardmore an aggregate of 6,667 shares (3,333 share installments) of our common stock on November 18, 2013 and April 12, 2014 in order to complete the assignment. Furthermore, on December 12, 2013, February 12, 2014 and April 12, 2014, the Company made three installment payments of $100,000 each to Pioneer. Upon completion of the final installment the leases were conveyed to the Company.

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

Conveyance of Leases to Pioneer Oil & Gas

On November 3, 2016, Pioneer agreed to purchase all of the right, title and interest of our property Leases for the amount of $10,000. In addition, all geological, geophysical and any and all other data were transferred to Pioneer.

5. COMMON STOCK

The Company’s authorized capital consists of 500,000,000 shares of common stock and 4,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On November 22, 2016, the Company effectuated a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Stock Split, the Company’s issued and outstanding shares of common stock was decreased from approximately 28,323,588 to 944,120 shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the last three Reverse Stock Splits.

In addition, the Company increased authorized shares of common stock from 40,000,000 to 500,000,000 shares and its authorized shares of preferred stock remained at 4,000,000 shares.

On April 27, 2016, the Company authorized the issuance of 1,667 shares of common stock to the Company’s Chief Operating Officer for consulting services. The fair value of the shares of common stock was $4,000.

On June 3, 2016, the Company issued 34,071 shares in exchange for the conversion of $10,119 of shareholder loans and $71,250 of accrued officer payroll and recorded a loss on conversion of debt expense of $10,622 during the period ending December 31, 2016 (See Note 7).

As of December 31, 2016, the Company had 944,120 shares of common stock issued and outstanding.

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2016

(Unaudited)

6. INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $2,812,823 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTIONS

Chief Executive Officer

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2016 and March 31, 2016, the total amount loaned to the Company by a director was $15,187 and $10,119, respectively. The loan is non-interest bearing, due upon demand and unsecured. On June 3, 2016, Mr. Barton converted the loan balance of $10,119 into 4,237 shares of common stock. As of December 31, 2016 and March 31, 2016, the total amount loaned to the Company by a director was $15,187 and $10,118, respectively.

On February 4, 2014, the Company entered into a three year employment agreement with the Company’s Chief Executive Officer whereby the Company provides for compensation of $10,000 per month. A total salary of $90,000 was expensed during the nine months ended December 31, 2016 and 2015. The total balance due to the Chief Executive Officer for accrued salaries at December 31, 2016 and March 31, 2016, was $54,000 and $41,250, respectively. Additionally, on each anniversary of the Employment Agreement, beginning on the first anniversary, Mr. Barton has received and will continue to receive for the duration of the employment agreement a restricted stock grant of 5,333 shares of the Company’s common stock. The restricted stock grants vest 10 months following the issuance. On June 3, 2016, Mr. Barton converted $71,250 of accrued salary into shares 29,837 shares of common stock.

On January 9, 2017, Mr. Barton resigned as Chief Executive Officer and sole director in conjunction with the sale of his ownership of the Company.

Chief Operating Officer

On October 26, 2015, the Company renewed its independent contractor agreement with Arrow Peak Minerals and Royalty LLC (“Arrow”) so that Kurt Reinecke would continue to act in the role of the Company’s Chief Operating Officer. The agreement is for a term of one year and will pay Arrow an aggregate of $90,000 over the term. Arrow is also entitled to receive an aggregate of 5,000 shares of common stock to be earned as follows: (i) 1,667 shares were issued upon execution of the agreement; (ii) 1,667 shares will be issued upon the six month anniversary of the commencement of the agreement; and (iii) 1,667 shares will be issued upon the one year anniversary of the commencement of the agreement.

In the nine months ended December 31, 2016, the Company and Mr. Reinecke suspended services provided and the only compensation expense was stock based of 1,667 shares issued with a fair value of $4,000.

On January 9, 2017, Mr. Reinecke resigned as Chief Operating Officer.

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from December 31, 2016 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

On January 9, 2017, Mr. Steven Yariv purchased 50.4% of the issued and outstanding shares of the Company from the former Chief Executive Officer, Mr. John Barton, as the previous majority shareholder. Mr. Yariv became the beneficial owner of 50.4% of the issued and outstanding shares of the Company.

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

Stock Split

On November 22, 2016, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Stock Split, the Company’s issued and outstanding shares of common stock was decreased from approximately 28,323,588 to 944,120 shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the last three Reverse Stock Splits.

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

On November 18, 2013, we entered into an assignment of lease agreement whereby Ardmore assigned to us its rights under a certain Purchase Agreement, dated August 8, 2013, between Ardmore and Pioneer involving the sale of 5,905.54 acres of three separate BLM Management oil and gas Leases located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah and currently owned by Pioneer. Per the terms of the Agreement, we issued to Ardmore 3,333 shares of our common stock on November 18, 2013, and, in order to complete the assignment contemplated by the Agreement, we issued to Ardmore an additional 3,333 shares of our common stock upon the transfer to us of ownership in the Leases, which occurred on April 12, 2014. Furthermore, the Company made three installment payments of $100,000 each to Pioneer pursuant to the terms of the Purchase Agreement. The Leases were conveyed to the Company on April 10, 2014.

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

On November 3, 2016, Pioneer Oil and Gas agreed to purchase all of the right, title and interest of our property leases.

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

Three Month Period Ended December 31, 2016 Compared to the Three Month Period Ended December 31, 2015.

Our net loss for the three-month period ended December 31, 2016 was $49,629 compared to a net loss of $164,024 during the three-month period ended December 31, 2015. We did not generate any revenue during the three month periods ended December 31, 2016 and 2015.

This change in net loss was primarily the result of the following:

Lease property and exploration costs

During the three months ended December 31, 2016, we incurred lease property and exploration costs of $0 compared to the prior year period amount of $24,000 as the Company ceased incurring consulting costs in the current year,

General and administrative costs

During the three month period ended December 31, 2016, we incurred general and administrative expenses of $32,659 compared to $60,136 incurred during the three-month period ended December 31, 2015. The general and administrative expense incurred during the three months ended December 31, 2016 and 2015 was primarily related to compensation to our Chief Executive Officer of $30,000, with a difference between corporate overhead and travel costs between periods.

Professional Fees

During the three months ended December 31, 2016, we incurred professional fees of $26,970 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $20,809 and $4,235, respectively, and the corporate and investor relations fees associated with these activities amounted to $1,926. During the three months ended December 31, 2015, we incurred professional fees of $31,888 relating to the legal and accounting fees of $17,525 and $5,814, respectively, and the corporate and investor relations fees associated with these activities amounted to $8,549.

Non-Employee Stock Based Compensation

During the three months ended December 31, 2016 and 2015, we incurred expense of $0 and $48,000 for stock issuances for compensation to our Chief Operating Officer and for professional and advisory services, respectively.

Other Income (Expense)

On November 3, 2016, Pioneer Oil and Gas agreed to purchase all of the right, title and interest of our property leases for the amount of $10,000. These leases related to property owned by Pioneer Oil and Gas covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah. In addition, all geological, geophysical and any and all other data were transferred to Pioneer.

On June 3, 2016, the Company issued 34,071 shares in exchange for the conversion of $10,119 of shareholder loans and $71,250 of accrued officer payroll and recorded a loss on conversion of debt expense of $10,622 during the nine months ending December 31, 2016.

Weighted average number of shares

The weighted average number of shares outstanding was 944,120 and 898,920 for the three-month periods ended December 31, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported and has been restated to retroactively show the effect of the Reverse Stock Split.

Nine month Period Ended December 31, 2016 Compared to the Nine month Period Ended December 31, 2015.

Our net loss for the nine month period ended December 31, 2016 was $182,305 compared to a net loss of $400,971 during the nine month period ended December 31, 2015 for the reasons described below. During the nine month periods ended December 31, 2016 and 2015, we did not generate any revenue.

Lease property and exploration costs

During the nine months ended December 31, 2016, we incurred lease property and exploration costs of $0 compared to the prior year period amount of $70,686 as the Company ceased incurring consulting costs in the current year.

General and administrative costs

During the nine month period ended December 31, 2016, we incurred general and administrative expenses of $102,500 compared to $140,974 incurred during the nine month period ended December 31, 2015. The general and administrative expense incurred during the nine months ended December 31, 2016 and 2015 were primarily related to compensation to our Chief Executive Officer of $90,000, corporate overhead and travel costs.

Professional Fees

During the nine months ended December 31, 2016, we incurred professional fees of $75,183 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $39,164 and $24,031, respectively, and the corporate and investor relations fees associated with these activities amounted to $11,988. During the nine months ended December 31, 2015, we incurred professional fees of $123,711 relating to our equity financings, operations and public company compliance. The legal and accounting fees associated with these activities amounted to $52,899 and $23,860, respectively, and the corporate and investor relations fees associated with these activities amounted to $46,952.

Non-Employee Stock Based Compensation

During the nine months ended December 31, 2016 and 2015, we incurred expense of $4,000 and $65,600 for stock issuances for compensation to our Chief Operating Officer and for professional and advisory services, respectively.

Other Income

On November 3, 2016, Pioneer Oil and Gas agreed to purchase all of the right, title and interest of our property leases for the amount of $10,000. These leases related to property owned by Pioneer Oil and Gas covering 5,905.54 acres of land located in the Central Utah Thrust Belt in Beaver County and Sevier County, Utah. In addition, all geological, geophysical and any and all other data were transferred to Pioneer.

The weighted average number of shares outstanding was 931,949 and 888,022 for the nine month periods ended December 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash and cash equivalents as of December 31, 2016 and March 31, 2016.

We have experienced losses of $182,305 and $400,971 for the nine months ended December 31, 2016 and 2015, respectively, and had an accumulated deficit of $2,812,823 at December 31, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our Leases or any other strategic alternative that we may pursuit. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock, receiving aggregate net proceeds totaling $1,359,500 from the period beginning October 1, 2013 through December 31, 2016.

Nine months Ended December 31, 2016 Compared with nine months Ended December 31, 2015

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended December 31, 2016, net cash flows used in operating activities was $15,187 consisting of a net loss of $182,305, adjusted by non-cash stock compensation of $4,000, non-cash conversion of debt of $40,622, depreciation and amortization of $9,060, an increase of $57,691 in accounts payables and accrued liabilities, an increase in accrued officer payroll of $54,000, and a decrease in prepaid expenses of $1,875. Furthermore, as of December 31, 2016 we had net cash overdraft repayments of $130.

For the nine months ended December 31, 2015, net cash flows used in operating activities was $352,000 consisting of a net loss of $400,971, adjusted by non-cash stock compensation of $65,600, depreciation and amortization of $7,853, a decrease of $23,733 in accounts payables and accrued liabilities, an increase of $1,250 for accrued officer compensation, and an increase in prepaid expenses of $1,875. Furthermore, as of March 31, 2015 we had a cash overdraft repayment of $84.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances or the issuance of equity instruments. We generated cash from financing activities of $15,187 from shareholder loans and $352,000 from the issuance of common stock in the nine months ended December 31, 2016 and 2015, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of December 31, 2016. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

PETROTERRA CORP.

Dated: February 14, 2017	By:	/s/ Lawrence Sands
Lawrence Sands,
Interim Chief Executive Officer and Chief Financial Officer

