Form 10-Q
period 2017-03-31
PETROTERRA CORP.
filed 2017-05-15
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34970

PetroTerra Corp.

(Exact Name of Issuer as specified in its charter)

Nevada	4731	26-3106763
(State or jurisdiction of	Primary Standard Industrial	IRS Employer
incorporation or organization)	Classification Code Number	Identification Number

980 N FEDERAL HIGHWAY, SUITE 304

BOCA RATON , FLORIDA

(Address of principal executive offices)

561-672-7068

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Small reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 10, 2017
Common Stock, $0.001	115,147,064

FORM 10-Q

PETROTERRA CORP.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp. and Subsidiary

Consolidated Balance Sheet

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,103	$11,725
Restricted cash	10,000	-
Prepaid expenses	676	676
Deferred expense	-	1,950

Total Current Assets	15,779	14,351

Total Assets	$15,779	$14,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$34,365	$1,318
Deferred revenue	-	2,800
Payroll taxes payable	-	2,107

Total Current Liabilities	34,365	6,225

Total Liabilities	34,365	6,225
Commitments and contingencies (Note 6)

Stockholder's Equity:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	-
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 115,147,064 and 114,202,944 at March 31,2017 and December 31, 2016, respectively	115,147	114,203
Additional paid-in capital	(111,047)	(106,103)
Retained earnings (Accumulated deficit)	(26,686)	26

Total Stockholders' Equity (Deficit)	(18,586)	8,126

Total Liabilities and Stockholders' Equity (Deficit)	$15,779	$14,351

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement of Operations

(Unaudited)

For the three months ended March 31, 2017
Revenues	$26,272

Total Revenue	26,272

Cost of Revenues
Carrier fees	17,450
Dispatch costs	450

Total Cost of Revenues	17,900

Gross Profit	8,372

Operating Expenses:
Legal and professional	31,650
Rent - affiliate	900
General and administrative expenses	2,534

Total Operating Expenses	35,084

Operating Loss	(26,712)

Net Loss	$(26,712)

Net Loss per Common Share
Basic and Diluted	$-

Weighted Average Common Shares Outstanding:
Basic and Diluted	114,213,434

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Changes In Stockholder's Equity (Deficit)

Three Months Ended March 31, 2017

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance at December 31, 2016	-	$-	114,202,944	$114,203	$(106,103)	$26	$8,126

Recapitalization	4,000,000	4,000	944,120	944	(4,944)	-	-

Net Loss for three months ended March 31,2017	-	-	-	-	-	(26,712)	(26,712)

	-	-	-	-	-	-	-
Balance at March 31, 2017	4,000,000	$4,000	115,147,064	$115,147	$(111,047)	$(26,686)	$(18,586)

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Cash Flows

(Unaudited)

For the three months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(26,712)

Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	1,950
Accounts payable	23,047
Deferred revenue	(2,800)
Payroll tax payable	(2,107)

Net Cash Provided By (Used In) Operating Activities	(6,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	10,000

Net Cash Provided by Investing Activities	10,000

Net Increase in Cash, Cash Equivalents and Restricted Cash	3,378

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	11,725

Cash, Cash Equivalents and Restricted Cash at End of Period	$15,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-
Income Taxes	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows

March 31, 2017
Cash and cash equivalents	$5,103
Restricted Cash	10,000

Total cash, cash equivalents and restricted cash	$15,103

The accompanying notes are an integral part of these consolidated financial statements

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 1 – Organization and Business Operations

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008 and prior to the reverse merger discussed below, was inactive.

Save On Transport Inc. (“Save On”) was incorporated in the state of Florida and started business on July 12, 2016 (“Inception Date”). Save On is a provider of integrated transportation management solutions consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. Save On has generated nominal revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

On March 30, 2017 (the “Closing Date”), Petroterra Corp. and Save On entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, Save On became a wholly-owned subsidiary of Petroterra Corp. on the Closing Date (the “Reverse Merger”). The Combined companies are hereafter referred to as the “Company”.

The transaction is being accounted for as a reverse merger between a private company and an inactive public company in which Save On, the private company, is considered to be the acquirer of Petroterra Corp. since the sole shareholder of Save On obtained approximately 99% voting control and management and board control. Accordingly, the reverse merger is accounted for as a recapitalization of Save On in which the assets and liabilities of both companies, on the transaction date, are recorded at their historical book values, the equity of Save On is retroactively restated to give effect to the exchange of the Save On shares for Petroterra Corp. shares, the historical activity of the combined entity is that of Save On and the activity of Petroterra Corp. is recorded only from the date of the transaction.

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in an early stage and the net loss and cash used in operations for the three months ended March 31, 2017 was $26,712 and $6,622, respectively. The company had a working capital deficit, accumulated deficit and stockholders’ deficit of $18,586, $26,686, and $18,586 as of March 31, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. The consolidated financial statements do not include any adjustments relating to recovery of recorded assets or classification of liabilities should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presenation of financial position, results of operations or cash flow.

 PETROTERRA CORP.

Notes To The Consolidated Financial Statements

March 31, 2017

(Unaudited)

However, these unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements of Save On Transport, Inc. for the year ended December 31, 2016, and notes thereto included in the Company’s current report on Form 8-K, filed on April 5, 2017. The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

Principles of Consolidation

The unaudited consolidated financial statements of the Company include the consolidated accounts of Petroterra Corp. and its wholly owned subsidiary, Save On. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements, in accordance with United States Generally Accepted Accounting Principles, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates and periodically adjusts its estimates and assumptions, based on historical experience, the impact of the current economic environment, and other key factors. Volatile energy markets, as well as changes in consumer spending, have increased the inherent uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant estimates included in the accompanying unaudited consolidated financial statements and footnotes include the valuation of derivative instruments.

Revenue Recognition and Cost of Revenue

The Company recognizes operating revenues and the related direct costs of such revenue as of the date the freight is delivered by the carrier. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 605-45, Principal Agent Considerations, the Company recognizes revenue on a gross basis.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

March 31, 2017

(Unaudited)

Recent Accounting Pronouncements

In August 2015, FASB issued ASU 2015-14, Deferral of the Effective Date, which amends ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 was established by previously-issued ASU 2014-09, discussed below. For public business entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption of ASU 2014-09 is permitted. In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers , which established ASC Topic 606. The new revenue recognition standard eliminates all industry-specific guidance and provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendments in this ASU may be applied retrospectively to each period presented, or as a cumulative effect adjustment as of the date of adoption. Management is currently evaluating the accounting, transition and disclosure requirements of the standard and expects to know the financial statement impact upon adoption in 2018.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 4 - Deferred Expenses

The following table presents the composition of deferred expenses:

	March 31, 2017	December 31, 2016
Carrier Fees	$—	$1,950
Deferred expenses	$—	$1,950

Note 5 - Accounts Payable and Accrued Liabilities

The following table presents the composition of accounts payable and accrued liabilities:

	March 31, 2017	December 31, 2016
Accounts Payable	$24,365	$1,318
Accrued Expenses	10,000	—
Accounts payable and accrued expense	$34,365	$1,318

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 6 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Note 7 – Stockholders’ Equity

Preferred

The preferred stock is designated Series A Convertible Preferred Stock.  Each share of preferred stock has a par value of $.001 and a stated value of $1.00.  Dividends are payable at the rate per share of 7% per annum cumulative.  The Series A preferred shares have no voting rights, except as required by law.  Each share of preferred stock is convertible at a conversion price of $.0833 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of lowest VWAP during the thirty consecutive trading day period prior to the conversion date .  The beneficial ownership limitation attached to conversion is 4.99% which can be decreased or increased, upon not less than 61 days notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock.  After 36 months the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Total shares issuable upon conversion shall not exceed 48,000,000 in the aggregate.

Recapitalization

On March 30,2017, the Company closed the Share Exchange Agreement between Save on and Petroterra Corp. and is deemed to have issued 4,000,000 Series A convertible preferred shares and 944,120 common shares to the original shareholders of Petroterra Corp. The Company acquired assets of $10,000 and assumed liabilities of $10,000.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 8 – Related Party Transactions

The Company executed a sublease agreement with an affiliate for office space for a one year term. The sublease commenced on August 1, 2016 at a rate of $300 per month.

Note 9 – Subsequent Events

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. On April 25, 2017, the Company received the initial Tranche of $95,000, which is a loan amount of $100,000, net of the $5,000 fee, recorded as convertible note payable. The initial Tranche matures on April 25, 2018 and each tranche will mature 1 year after the date of such funding. The second Tranche will be for $85,000 and will occur upon the later of: (i) thirty (30) days after the First Closing; and (ii) the Filing Date of the Registration Statement. The third Tranche will be for $85,000 and will occur sixty (60) days after the First Closing. The fourth Tranche will be for $85,000 and will occur ninety (90) days after the First Closing. The Purchaser shall not be required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. The RedDiamond Note bears interest at a rate of 12% per annum and is convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion.

In connection with the issuance of the Convertible Promissory Note above, the Company determined that the terms of the Convertible Promissory Note included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Black-Scholes valuation model. On the initial measurement date, the fair value of the embedded conversion option derivatives of $132,702 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Note of $95,000 with the remainder of $37,702 charged as initial derivative expense.

On April 25, 2017, initial measurement date, the fair value of the derivative liabilities was estimated using the Black-Scholes valuation model with the following assumptions: dividend rate 0%, expected term 1.0 year, expected volatility 404.5%, risk-free interest rate 1.09%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We were originally incorporated under the laws of the State of Nevada on July 25, 2008 under the name Loran Connection Corp. We were formed to provide a variety of services in the area of individual and group tourism and business support in Ukraine. We subsequently filed a resale registration statement with the SEC on May 28, 2009, which was declared effective on October 28, 2009. On January 25, 2012, we filed an amendment to our articles of incorporation to, among other things, change our name to “PetroTerra Corp.” and effect a one-for-thirty-two reverse split of our outstanding shares of common stock. We changed our name to reflect a proposed change in our business operations. On October 2, 2013, in connection with a change of control in the management of the Company, the Company began business operations in the oil and gas sector. On December 18, 2013, we filed a certificate of change to effect a one-for-two reverse stock split of our outstanding shares of common stock and preferred stock. On July 1, 2015, we filed a certificate of change to effect a one-for-two and one half reverse stock split of our outstanding shares of common stock. Since January 2016, as a result of the decline in the oil and gas markets, we generated minimal sales revenue and our operations were subject to all the risks inherent in the establishment of a new business enterprise. Since January 2016, we have not engaged in any operations and our business has been dormant. As such, we have been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Reverse Merger

On March 30, 2017 (the “Closing Date”), our company and Save on Transport entered into a Share Exchange Agreement dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, Save on Transport became a wholly-owned subsidiary of ours on the Closing Date (the “Reverse Merger”). In the Reverse Merger, we purchased all of the issued and outstanding common stock of Save on Transport from Steven Yariv, and in exchange, we issued 114,202,944 shares of our common stock, par value $0.001 per share (the “Common Stock”), to Steven Yariv, and Steven Yariv was appointed Chief Executive Officer and elected as the Chairman of our Board of Directors.

Save on Transport operates as an automobile shipping company that provides transportation, brokerage, and logistics services relating to vehicle shipping.

At the closing of the Reverse Merger, Lawrence Sands, our former Chief Executive Officer, Chief Financial Officer and sole director, resigned from all of his positions. Steven Yariv was also elected as the Chairman of our Board of Directors and appointed Chief Executive Officer.

As a result of the Reverse Merger and the change in business and operations of our company from a public “shell” company to a company engaged in the business of automobile shipping, a discussion of the past financial results of our company is not pertinent, and under generally accepted accounting principles in the United States the historical financial results of Save on Transport, the accounting acquirer, prior to the Reverse Merger are considered the historical financial results of our company. The Reverse Merger was accounted for as a recapitalization effected by a Reverse Merger, wherein Save on Transport is considered the acquirer for accounting and financial reporting purposes.

The following discussion highlights the results of operations of Save on Transport and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the financial condition and results of operations presented herein. The following discussion and analysis is based on the unaudited financial statements contained in this Quarterly Report, which has been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The unaudited financial statements for the period for the three months ended March 31, 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

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

For the three months ended March 31, 2017

The following table sets forth our revenues, expenses and net loss for the period ended March 31, 2017. The financial information below is derived from our unaudited financial statements included as an exhibit to this Quarterly Report.

For the three months ended March 31, 2017
Revenue	$26,272
Cost of Sales	$17,900
Gross Profit	$8,372

Operating Expenses:
Legal and professional	$31,650
Rent - affiliate	$900
General and administrative expenses	$2,534
Total Operating Expenses	$35,084

Operating Loss	$(26,712)
Net Loss	$(26,712)

Revenues

The Company’s revenues were $26,272 for the three month period ended March 31, 2017. The revenue consists of individual customers contracting to transport a vehicle from location to location.

Cost of Revenue

Our cost of revenue was $17,900 for the three month period ended March 31, 2017 consisting primarily of $17,450 in carrier fees.

Operating Expenses

Total operating expenses were $35,084 for the three months ended March 31, 2017, including legal and professional fees of $31,650, rent to an affiliate of $900 and general and administrative expenses of $2,534.

Operating Income and Net Income

The Company’s operating loss and net loss were $26,712 for the three months ended March 31, 2017.

Weighted average number of shares

The weighted average number of shares outstanding was 114,213,434 for the three-month period ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2017, we had a cash balance of $5,103 and restricted cash of $10,000. Our working capital deficit was $18,586 at March 31, 2017.

We reported a net increase in cash for the three months ended March 31, 2017 of $3,378.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2017 amounted to $6,622 and was primarily attributable to net loss of $26,712, offset by an increase in cash due to prepaid expenses and other current assets of $1,950 and an increase in accounts payable of $23,047, less a decrease in cash from deferred revenue of $2,800 and payroll tax payable of $2,107.

Investing activities

Net cash flows provided by investing activities for the three months ended March 31, 2017 was comprised of a $10,000 cash escrow acquired on March 30, 2017 in connection with the reverse merger, to be held for a six month period to pay unpaid liabilities in conjunction with the Reverse Merger. At the end of the six months, any remaining balance will be due to the former CEO.

Going Concern Consideration

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations. The Company is in an early stage and the net loss and cash used in operations for the three months ended March 31, 2017 was $26,712 and $6,622, respectively. The company had a working capital deficit, accumulated deficit and shareholders’ deficit of $18,586, $26,686 and $18,586 as of March 31, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to, our ability to raise additional funding and the results of our proposed operations.

Contractual Obligations

We may have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

Derivative Financial Instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Revenue Recognition – We recognize revenue in accordance with ACS - 605, “Revenue recognition”, ASC-605 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes operating revenues and the related direct costs of such revenue as of the date the freight is delivered by the carrier. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 605-45, Principal Agent Considerations, the Company recognizes revenue on a gross basis.

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 3: Recent Accounting Pronouncements” in the financial statements filed with this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of March 31, 2017. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 because of the items set forth below:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties as our sole director is also our sole officer; and

3)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of outside consultants to assist in financial expertise.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. At the date of this Quarterly Report on Form 10-Q, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any litigation.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

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

PETROTERRA CORP.

Dated May 15, 2017	By:	/s/ Steven Yariv
Steven Yariv

