Form 10-Q/A
period 2017-03-31
PETROTERRA CORP.
filed 2017-07-07
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

FORM 10-Q

PETROTERRA CORP.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on May 15, 2017. On June 6, 2017, the Chief Executive Officer and Chief Financial Officer and management of Petroterra Corp. (the “Company”) determined that the Company’s financial statements and quarterly report for the quarter ended March 31, 2017 should no longer be relied upon as a result of an error related to the issuance of two convertible notes (the “Notes”) issued and one advance received, and one accounts payable not recorded during the quarter ended March 31, 2017, and prior to the execution of the share exchange agreement with Save On Transport Inc. on March 30, 2017. The Company has restated the financial statements to properly record the liabilities associated with the Notes, accrual of any interest payable associated with said Notes, and additional accounts payable. In addition, the Notes have been evaluated under the provision of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Equity”, to determine proper accounting treatment and valuation.

This Amendment No. 1 to the Form 10-Q for the period ended March 31, 2017 contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1, and 32.2. No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended March 31, 2017 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the Securities and Exchange Commission.

FORM 10-Q

PETROTERRA CORP.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp. and Subsidiary

Consolidated Balance Sheet

	March 31, 2017	December 31, 2016
	(Restated) (Unaudited)
ASSETS
Current Assets:
Cash	$5,103	$11,725
Restricted cash	10,000	-
Prepaid expenses	676	676
Deferred expense	-	1,950

Total Current Assets	15,779	14,351

Total Assets	$15,779	$14,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$49,433	$1,318
Advances from lender	15,000	-
Derivative liability	7,172	-
Convertible notes payable, net of debt discount	1,164
Deferred revenue	-	2,800
Payroll taxes payable	-	2,107

Total Current Liabilities	72,769	6,225

Total Liabilities	72,769	6,225
Commitments and contingencies (Note 9)

Stockholder’s Equity:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	-
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 115,147,064 and 114,202,944 at March 31,2017 and December 31, 2016, respectively	115,147	114,203
Additional paid-in capital	(149,505)	(106,103)
Retained earnings (Accumulated deficit)	(26,632)	26

Total Stockholders’ Equity (Deficit)	(56,990)	8,126

Total Liabilities and Stockholders’ Equity (Deficit)	$15,779	$14,351

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement of Operations

(Unaudited)

For the three months ended March 31, 2017 (Restated)
Revenues	$26,272

Total Revenue	26,272

Cost of Revenues
Carrier fees	17,450
Dispatch costs	450

Total Cost of Revenues	17,900

Gross Profit	8,372

Operating Expenses:
Legal and professional	31,650
Rent - affiliate	900
General and administrative expenses	2,534

Total Operating Expenses	35,084

Operating Loss	(26,712)
Other income (expense):
Gain on change in fair value of derivative	91
Amortization of debt discount	(35)
Interest expense	(2)

Total Operating Expenses	54

Net Loss	$(26,658)

Net Loss per Common Share
Basic and Diluted	$-

Weighted Average Common Shares Outstanding:
Basic and Diluted	114,213,434

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Changes In Stockholder’s Equity (Deficit)

Three Months Ended March 31, 2017

(Unaudited)

(Restated)

	Preferred Stock Series A		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance at December 31, 2016	-	$-	114,202,944	$114,203	$(106,103)	$26	$8,126

Recapitalization	4,000,000	4,000	944,120	944	(43,402)	-	(38,458)

Net Loss for three months ended March 31,2017	-	-	-	-	-	(26,658)	(26,658)

	-	-	-	-	-	-	-
Balance at March 31, 2017	4,000,000	$4,000	115,147,064	$115,147	$(149,505)	$(26,632)	$(56,990)

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Cash Flows

(Unaudited)

For the three months ended March 31, 2017 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(26,658)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	35
Change in value of derivative liability	(91)

Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	1,950
Accounts payable	23,049
Deferred revenue	(2,800)
Payroll tax payable	(2,107)

Net Cash Provided By (Used In) Operating Activities	(6,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	10,000

Net Cash Provided by Investing Activities	10,000

Net Increase in Cash, Cash Equivalents and Restricted Cash	3,378

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	11,725

Cash, Cash Equivalents and Restricted Cash at End of Period	$15,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-
Income Taxes	$-

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

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in an early stage and the net loss and cash used in operations for the three months ended March 31, 2017 was $26,658 and $6,622, respectively. The company had a working capital deficit, accumulated deficit and stockholders’ deficit of $56,990, $26,632, and $56,990 as of March 31, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. The consolidated financial statements do not include any adjustments relating to recovery of recorded assets or classification of liabilities should the Company be unable to continue as a going concern.

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

Fair value of financial instruments

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these notes are consistent with terms available in the market for instruments with similar risk.

We account for our derivative financial instruments, consisting of certain conversion options embedded in our convertible instruments, at fair value using level 3 inputs. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

When determining the fair value of our financial assets and liabilities using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

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

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements as of and for the three months ended March 31, 2017 to reflect certain convertible debenture agreements, advances and accounts payable not previously reported:

(1)

On March 30, 2017, we assumed a convertible note payable to RDW Capital, LLC which was dated February 16, 2017. The $4,000 note payable bears interest at a 12% per annum interest rate. The note matures on August 16, 2017 and is secured by the shares reservation of 300% of the number of share of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate.

The principal balance assumed amounted to $4,000, offset by debt discount of $3,071. The Company accrued interest expense of $1, amortization of debt discount of $21 and change in the value of derivative liability of $52 for the period of one day on March 31, 2017 upon the merger.

(2)

On March 30, 2017, the Company assumed a convertible note payable to RDW Capital, LLC which was dated March 15, 2017. The $2,464 note payable bears interest at a 12% per annum. The note matures on September 15, 2017 and is secured by the share reservation of 300% of the number of shares of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate.

The principal balance assumed amounted to $2,464, offset by debt discount of $2,263. The Company accrued interest expense of $1, amortization of debt discount of $13 and change in the value of derivative liability of $39 for the period of one day on March 31, 2017 upon the merger.

(3)	On March 30, 2017, the Company assumed an RDW Capital, LLC advance to the Company of $15,000 for professional and merger related fees. As of March 31, 2017, there were no specified terms to the advances.

(4)	On March 30, 2017, the Company assumed an accounts payable of $15,000.

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our previously reported on the March 31, 2017 financial statements:

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENT (continued)

PetroTerra Corp. and Subsidiary

Consolidated Balance Sheet

	March 31, 2017		Adjustment	March 31, 2017
	(As Filed)			(As Restated)
ASSETS
Current Assets
Cash	$5,103		$-	$5,103
Restricted cash	10,000		-	10,000
Prepaid expenses	676		-	676
TOTAL CURRENT ASSETS	15,779		-	15,779

TOTAL ASSETS	$15,779		$-	$15,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	34,365	(1)	56	49,433
		(2)	12
		(4)	15,000

Advances for Notes payable	-	(3)	15,000	15,000
Derivative liability	-	(1)	4,364	7,172
		(2)	2,808

Convertible notes payable - net of discount	-	(1)	950	1,164
		(2)	214
TOTAL CURRENT LIABILITIES	34,365		38,404	72,769
LONG-TERM LIABILITIES
TOTAL LIABILITIES	34,365		38,404	72,769

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000		-	4,000
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 115,147,064 and 114,202,944 at March 31,2017 and December 31, 2016, respectively	115,147			115,147

Additional paid in capital	(111,047)	(1)(2) (3)	(38,458)	(149,505)

Retained earnings	(26,686)	(1)(2)	54	(26,632)
TOTAL STOCKHOLDERS’ EQUITY	(18,586)		(38,404)	(56,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,779		$-	$15,779

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENT (continued)

PETROTERRA CORP.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended
	March 31, 2017
	As Filed	Adjustment		As Restated

Revenues	$26,272		-	$26,272
Cost of Revenue	17,900		-	17,900
Gross Profit	8,372		-	8,372
Operating Expenses
Legal and professional	31,650		-	31,650
Rent - affiliate	900		-	900
General & Adminstrative	2,534		-	2,534
Total Operating Expenses	35,084		-	35,084

Operating loss	(26,712)		-	(26,712)

Other Income (Expense)
Gain on change in fair value of derivative liabilities	-	(1)	52	91
		(2)	39
Amortization of debt discount	-	(1)	(22)	(35)
		(2)	(13)
Interest expense	-	(1)	(1)	(2)
		(2)	(1)
Total Other Income (Expense)	-		54	54
Net Loss before Income Taxes	(26,712)		54	(26,658)
INCOME TAX EXPENSE	-		-	-
Net Loss	$(26,712)		$54	$(26,658)
Basic & Diluted earnings per share	$-			$-
Weighted average basis & diluted shares outstanding	114,213,434			114,213,434

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENT (continued)

PETROTERRA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2017
	As Filed		Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,712)		$54	$(26,658)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	-	(1)(2)	35	35
Change in value of derivative liability	-	(1)(2)	(91)	(91)

Changes in operating assets and liabilities:
Prepaid expense	1,950		-	1,950
Accounts payable	23,047	(1)(2)	2	23,049
Deferred revenue	(2,800)		-	(2,800)
Payroll tax payable	(2,107)		-	(2,107)
Net cash (used) by operating activities	(6,622)		-	(6,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	10,000		-	10,000
Net cash provided by investing activities	10,000		-	10,000

Net Increase in Cash, Cash Equivalents and Restricted Cash	3,378		-	3,378
CASH
Beginning of year	11,725		-	11,725
End of year	$15,103		$-	$15,103
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	-		-	-
Interest paid	-		-	-

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 5 - Deferred Expenses

The following table presents the composition of deferred expenses:

	March 31, 2017	December 31, 2016
Carrier Fees	$—	$1,950
Deferred expenses	$—	$1,950

Note 6 - Accounts Payable and Accrued Liabilities

The following table presents the composition of accounts payable and accrued liabilities:

	March 31, 2017	December 31, 2016
Accounts Payable	$24,365	$1,318
Accrued Expenses	10,000	—
Accounts payable and accrued expense	$34,365	$1,318

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 7 – Convertible Promissory Notes Payable

Convertible promissory notes at March 31, 2017 are as follows:

2017
Redwood Capital, February 16, 2017, net of debt discount of $3,050	950
Redwood Capital, March 15, 2017, net of debt discount of $2,250	214
-
Convertible promissory notes payable, net	$1,164

We evaluated the convertible promissory notes transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provision. The Company recorded a derivative liability which is adjusted at each reporting period to its fair value (See Note 11).

RDW Capital, LLC.

On March 30, 2017, we assumed a convertible note payable to RDW Capital, LLC which was dated February 16, 2017. The $4,000 note payable bears interest at 12% per annum. The note matures on August 16, 2017 and is secured by the share reservation of 300% of the number of shares of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate. The balance as of March 31, 2017 amounted to $950, comprised of principal balance amounted to $4,000, and net of remaining debt discount relating to the bifurcated derivative of $3,050.

On March 30, 2017, we assumed a convertible note payable to RDW Capital, LLC which was dated March 15, 2017. The $2,464 note payable bears interest at 12% per annum. The note matures on September 15, 2017 and is secured by the share reservation of 300% of the number of shares of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate. The balance as of March 31, 2017 amounted to $214, comprised of principal balance amounted to $2,464, and net of remaining debt discount relating to the bifurcated derivative of $2,250.

Note 8 – Advances Payable

In January 2017, RDW Capital, LLC advanced the Company $15,000 for professional and merger related fees. As of March 31, 2017, there were no specified terms to the advances.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 9 – Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Note 10– Stockholders’ Equity

Preferred

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible at a conversion price of $.0833 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of lowest VWAP during the thirty consecutive trading day period prior to the conversion date. The beneficial ownership limitation attached to conversion is 4.99% which can be decreased or increased, upon not less than 61 days notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Total shares issuable upon conversion shall not exceed 48,000,000 in the aggregate.

Recapitalization

On March 30,2017, the Company closed the Share Exchange Agreement between Save on and Petroterra Corp. and is deemed to have issued 4,000,000 Series A convertible preferred shares and 944,120 common shares to the original shareholders of Petroterra Corp. The Company acquired assets of $10,000 and assumed liabilities of $48,458.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 11 – Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	7,172
Total liabilities measured at fair value	$-	$-	$-	$7,172

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2016	$-
Fair value of derivative liabilities assumed in merger	7,263
(Gain) Loss on change in derivative liability	(91)
Ending balance as of March 31, 2017	$7,172

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 11 – Fair Value of Financial Instruments (continued)

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

March 31, 2017
Embedded Conversion Feature
Risk free interest rate	0.89% to 1.09%
Expected volatility	337.54% to 404.54%
Expected life (in years)	0.38 to 1.00
Expected dividend yield	-
Number outstanding	446,398

Note 12 – Related Party Transactions

The Company executed a sublease agreement with an affiliate for office space for a one year term. The sublease commenced on August 1, 2016 at a rate of $300 per month.

Note 13 – Subsequent Events

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

For the three months ended March 31, 2017
Revenue	$26,272
Cost of Sales	$17,900
Gross Profit	$8,372

Operating Expenses:
Legal and professional	$31,650
Rent - affiliate	$900
General and administrative expenses	$2,534
Total Operating Expenses	$35,084

Operating Loss	$(26,712)
Other Income (expenses)
Gain on charge in fair value of derivative	91
Amortization of debt discount	(35)
Interest expense	(2)
Total other income (expense)	54
Net Loss	$(26,658)

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

Other Income (expenses)

Total other income (expenses) increased in financing cost of $54 that includes interest expense of $2, debt discount amortization of $35, and a change in derivative liability of $(91) for the one day upon the merger as of March 31, 2017.

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

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2017 amounted to $6,622 and was primarily attributable to net loss of $26,658, amortization of $35, a decrease in derivative liability of $91 and offset by an increase in cash due to prepaid expenses and other current assets of $1,950 and an increase in accounts payable of $23,049, less a decrease in cash from deferred revenue of $2,800 and payroll tax payable of $2,107.

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

Going Concern Consideration

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations. The Company is in an early stage and the net loss and cash used in operations for the three months ended March 31, 2017 was $26,658 and $6,622, respectively. The company had a working capital deficit, accumulated deficit and shareholders’ deficit of $56,990, $26,632 and $56,990 as of March 31, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to, our ability to raise additional funding and the results of our proposed operations.

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

3)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of outside consultants to assist in financial expertise; and

4)	The Company lacked sufficient recordkeeping process of corporate documents in the merger transition resulted in the restatement of the financial statements.

Other then item (4) above, we do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PETROTERRA CORP.

Dated July 7, 2017	By:	/s/ Steven Yariv
Steven Yariv
Chief Executive Officer

