Form 10-Q
period 2017-06-30
PETROTERRA CORP.
filed 2017-08-21
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 18, 2017
Common Stock, $0.001	142,526,532

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp. and Subsidiary

Consolidated Balance Sheet

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$127,281	$11,725
Restricted cash	10,000	-
Accounts receivable	39,594	-
Prepaid expenses	663	676
Deferred expense	-	1,950

Total Current Assets	177,538	14,351

Total Assets	$177,538	$14,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$93,525	$1,318
Derivative liability	830,434	-
Convertible notes payable, net of debt discount	29,412	-
Deferred revenue	-	2,800
Payroll taxes payable	-	2,107

Total Current Liabilities	953,371	6,225

Total Liabilities	953,371	6,225

Commitments and contingencies (Note 7)

Stockholder’s Equity:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	-
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 142,526,532 and 114,202,944 at June 30, 2017 and December 31, 2016, respectively	142,527	114,203
Additional paid-in capital	(176,885)	(106,103)
Retained earnings (Accumulated deficit)	(745,475)	26

Total Stockholders’ Equity (Deficit)	(775,833)	8,126

Total Liabilities and Stockholders’ Equity (Deficit)	$177,538	$14,351

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement of Operations

(Unaudited)

	For the three months ended June 30, 2017	For the six months ended June 30, 2017
Revenues	$150,874	$177,146

Total Revenue	150,874	177,146

Cost of Revenues
Carrier fees	109,276	126,726
Dispatch costs	772	1,222

Total Cost of Revenues	110,048	127,948

Gross Profit	40,826	49,198

Operating Expenses:
Legal and professional	83,319	114,969
Rent - affiliate	900	1,800
General and administrative expenses	30,752	33,286

Total Operating Expenses	114,971	150,055

Operating Loss	(74,145)	(100,857)
Other income (expense):
Gain (loss) on change in fair value of derivative	(21,049)	(20,958)
Amortization of debt discount	(28,248)	(28,283)
Derivative expense	(592,212)	(592,212)
Interest expense	(3,189)	(3,191)

Total Other income (expenses)	644,698	644,644

Net Loss	$(718,843)	$(745,501)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	142,526,532	128,522,091

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Changes In Stockholder’s Equity (Deficit)

Six months Ended June 30, 2017

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance at December 31, 2016	-	$-	114,202,944	$114,203	$(106,103)	$26	$8,126

Recapitalization	4,000,000	4,000	28,323,588	28,324	(70,782)	-	(38,458)

Net Loss for six months ended March 31,2017	-	-	-	-	-	(745,501)	(745,501)

	-	-	-	-	-	-	-
Balance at June 30, 2017	4,000,000	$4,000	142,526,532	$142,527	$(176,885)	$(745,475)	$(775,833)

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Cash Flows

(Unaudited)

For the six months ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(745,501)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	28,283
Change in value of derivative liability	20,958
Derivative expense	592,212

Increase (decrease) in cash resulting from changes in:
Accounts receivable	(39,594)
Prepaid expenses and other current assets	1,963
Accounts payable and accrued expenses	82,142
Deferred revenue	(2,800)
Payroll taxes payable	(2,107)

Net Cash Provided By (Used In) Operating Activities	(64,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	10,000

Net Cash Provided by Investing Activities	10,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from convertible debentures	180,000

Net Cash Provided by Investing Activities	180,000

Net Increase in Cash, Cash Equivalents and Restricted Cash	125,556

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	11,725

Cash, Cash Equivalents and Restricted Cash at End of Period	$137,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-
Income Taxes	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discounts recorded	$425,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows

June 30, 2017
Cash and cash equivalents	$127,281
Restricted Cash	10,000

Total cash, cash equivalents and restricted cash	$137,281

The accompanying notes are an integral part of these consolidated financial statements

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 1 – Organization and Business Operations

PetroTerra Corp. (the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008 and prior to the reverse merger discussed below, was inactive.

Save On Transport Inc. (“Save On”) was incorporated in the state of Florida and started business on July 12, 2016 (“Inception Date”). Save On is a provider of integrated transportation management solutions consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. As an early stage company Petroterra’s current operations are subject to all risks inherent in the establishment of a new business enterprise.

On March 30, 2017 (the “Closing Date”), Petroterra Corp. and Save On entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, Save On became a wholly-owned subsidiary of Petroterra Corp. on the Closing Date (the “Reverse Merger”). The Combined companies are hereafter referred to as the “Company”.

The transaction is being accounted for as a reverse merger between a private company and an inactive public company in which Save On, the private company, is considered to be the acquirer of Petroterra Corp. since the sole shareholder of Save On obtained approximately 80% voting control and management and board control. Accordingly, the reverse merger is accounted for as a recapitalization of Save On in which the assets and liabilities of both companies, on the transaction date, are recorded at their historical book values, the equity of Save On is retroactively restated to give effect to the exchange of the Save On shares for Petroterra Corp. shares, the historical activity of the combined entity is that of Save On and the activity of Petroterra Corp. is recorded only from the date of the transaction.

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in an early stage and the net loss and cash used in operations for the six months ended June 30, 2017 was $745,501 and $64,444, respectively. The company had a working capital deficit, accumulated deficit and stockholders’ deficit of $775,833, $745,475, and $775,833 as of June 30, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. The consolidated financial statements do not include any adjustments relating to recovery of recorded assets or classification of liabilities should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

June 30, 2017

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

Use of Estimates

The preparation of the unaudited consolidated financial statements, in accordance with United States Generally Accepted Accounting Principles, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates and periodically adjusts its estimates and assumptions, based on historical experience, the impact of the current economic environment, and other key factors. Volatile energy markets, as well as changes in consumer spending, have increased the inherent uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant estimates included in the accompanying unaudited consolidated financial statements and footnotes include the valuation of accounts receivable and the valuation of derivative instruments.

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

June 30, 2017

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

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

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

When determining the fair value of our financial assets and liabilities using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, expected terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. Dilutive securities as of June 30, 2017 include convertible notes which were convertible into approximately 33,772,758 common shares as of June 30, 2017 and Series A convertible preferred stock which are convertible into 49,699,880 common shares as of June 30, 2017.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

June 30, 2017

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

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 4 - Deferred Expenses

The following table presents the composition of deferred expenses:

	June 30, 2017	December 31, 2016
Carrier Fees	$—	$1,950
Deferred expenses	$—	$1,950

Note 5 - Accounts Payable and Accrued Liabilities

The following table presents the composition of accounts payable and accrued liabilities:

	June 30, 2017	December 31, 2016
Accounts payable	$42,851	$1,318
Accrued interest	3,257	—
Other accrued expenses	47,417	—
Accounts payable and accrued expense	$93,525	$1,318

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 6 – Convertible Promissory Notes Payable

Convertible promissory notes at June 30, 2017 are as follows:

2017
RDW Capital, LLC., February 16, 2017, net of derivative debt discount of $1,039	$2,961
RDW Capital, LLC., March 15, 2017, net of derivative debt discount of $616	1,848
Red Diamond Partners, LLC, April 25, 2017, net of derivative debt discount of $160,937	24,603
RDW Capital, LLC., June 30, 2017, net of original issuance discount of $210,000 and derivative debt discount of $30,000	-
Convertible promissory notes payable, net	$29,412

We evaluated the convertible promissory notes transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provision. The Company recorded a derivative liability which is adjusted at each reporting period to its fair value (See Note 9).

RDW Capital, LLC.

On March 30, 2017, we assumed a convertible note payable to RDW Capital, LLC which was dated February 16, 2017. The $4,000 note payable bears interest at 12% per annum. The note matures on August 16, 2017 and is secured by the share reservation of 300% of the number of shares of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate. The balance as of June 30, 2017 amounted to $2,961, comprised of principal balance of $4,000, net of unamortized debt discount relating to the bifurcated derivative of $1,039.

On March 30, 2017, we assumed a convertible note payable to RDW Capital, LLC which was dated March 15, 2017. The $2,464 note payable bears interest at 12% per annum. The note matures on September 15, 2017 and is secured by the share reservation of 300% of the number of shares of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate. The balance as of June 30, 2017 amounted to $1,848, comprised of principal balance of $2,464, net of unamortized debt discount relating to the bifurcated derivative of $616.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 6 – Convertible Promissory Notes Payable (continued)

Red Diamond Partners LLC

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. On April 25, 2017, the Company received the initial Tranche of $95,000, which is a loan amount of $100,000, net of the $5,000 fee, recorded as convertible note payable. The initial Tranche matures on April 25, 2018 and each tranche will mature 1 year after the date of such funding. The second Tranche was received on June 2, 2017 for $85,000 and the third Tranche for $85,000 was received upon filing of the Registration Statement on August 3, 2017. The fourth Tranche will be for $85,000 and will occur ninety (90) days after the First Closing. The Purchaser shall not be required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. The RedDiamond Note bears interest at a rate of 12% per annum and is convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion.

In connection with the issuance of the Convertible Promissory Note above, the Company determined that the terms of the Convertible Promissory Note included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Black-Scholes valuation model. On the initial measurement dates of tranches received prior to June 30, 2017, the fair value of the embedded conversion option derivatives of $274,735 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $180,000 with the remainder of $94,735 charged as initial derivative expense.

On the two initial measurement dates, the fair value of the derivative liabilities was estimated using the Black-Scholes valuation model with the following assumptions: dividend rate 0%, expected term 1.0 year, expected volatility ranging from 404% to 526%, risk-free interest rate ranging from 1.09% to 1.16%.

The balance of the note payable as of June 30, 2017 amounted to $24,603 comprised of principal balance of $185,000, net debt discount relating to the bifurcated derivative of $160,397.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 6 – Convertible Promissory Notes Payable (continued)

RDW Capital, LLC.

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000 of which $15,000 had been recorded as an accounts payable as of March 31, 2017 and the remaining $15,000 received on June 30, 2017. The principal due under the Note accrues interest at a rate of 12% per annum. All principal and accrued interest under the Note is due six months following the issue date of the Note, and is convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the previous ten trading days immediately preceding the conversion. The Note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender.

In connection with the issuance of the Convertible Promissory Note above, the Company determined that the terms of the Convertible Promissory Note included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Black-Scholes valuation model. On the initial measurement date, the fair value of the embedded conversion option derivatives of $527,477 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $30,000 with the remainder of $497,477 charged as initial derivative expense.

On June 30, 2017, initial measurement date, the fair value of the derivative liabilities was estimated using the Black-Scholes valuation model with the following assumptions: dividend rate 0%, expected term 1.0 year, expected volatility of 404%, risk-free interest rate of 1.24%.

The balance as of June 30, 2017 amounted to $0, comprised of principal balance of $240,000, and net of Original Issue Discount (OID) of $210,000 and debt discount relating to the bifurcated derivative of $30,000.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 7 – Commitments and Contingencies

Common stock ownership

As a result of the Company's non-effectiveness of the 1 for 30 reverse stock-split, which was previously represented to have been effective prior to the March 30, 2017 reverse merger, the Company's Chief Executive Officer's post reverse merger common stock ownership percentage has been reduced from approximately 99% to approximately 80%.  The Company and the Chief Executive Officer are exploring remedies, which may include capital stock or other consideration, to correct this situation.

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of June 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

June 30, 2017

(Unaudited)

Note 8– Stockholders’ Equity

Preferred

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $.0833 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of lowest VWAP during the thirty consecutive trading day period prior to the conversion date. The beneficial ownership limitation attached to conversion is 4.99% which can be decreased or increased, upon not less than 61 days notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Total shares issuable upon conversion shall not exceed 48,000,000 in the aggregate, however, in August 2017, the designations were amended to remove the 48,000,000 limit on conversion shares. Undeclared cumulative preferred stock dividends were approximately $140,000 as of June 30, 2017.

Recapitalization

On March 30, 2017, the Company closed the Share Exchange Agreement between Save on and Petroterra Corp. and is deemed to have issued 4,000,000 Series A convertible preferred shares and 28,323,588 common shares to the original shareholders of Petroterra Corp. The Company acquired assets of $10,000 and assumed liabilities of $48,458.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 9 – Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	830,434
Total liabilities measured at fair value	$-	$-	$-	$830,434

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2016	$-
Fair value of derivative liabilities assumed in merger	7,263
Initial fair value of derivative instruments issued in 2017	802,213
(Gain) Loss on change in derivative liability	20,958
Ending balance as of June 30, 2017	$830,434

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 9 – Fair Value of Financial Instruments (continued)

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

June 30, 2017
Embedded Conversion Feature
Risk free interest rate	0.89% to 1.24%
Expected volatility	337.54% to 404.54%
Expected life (in years)	0.38 to 1.00
Expected dividend yield	-

Note 10– Related Party Transactions

The Company executed a sublease agreement with an affiliate for office space for a one year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The lease was extended an additional year on August 1, 2017. Rent expense to the affiliate was $1,800 in the six months ended June 30, 2017.

Note 11 – Subsequent Events

Related Party – Lease

The Company executed a sublease agreement with an affiliate for office space for a one year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The lease was extended an additional year on August 1, 2017.

Material Modification to Rights of the Series A Convertible Preferred Stock

On August 7, 2017, the Company filed an Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock amending and restating certain provisions of the preferred stock designated as “Series A Convertible Preferred”. Pursuant to the Amended and Restated Certificate of Designation, provisions capping the amount of conversion shares to be issued by the Company to holders of the Company’s Series A Convertible Preferred stock at 48,000,000 were removed.

Repayment of convertible notes payable

On August 10, 2017, the Company repaid the RDW Capital, LLC. $4,000 convertible note payable dated February 16, 2017 and $2,464 note payable dated March 15, 2017 (see Note 6).

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

On November 22, 2016, our Board and shareholders approved a reverse stock split of our outstanding and authorized shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”), however, although it was filed with and processed by the Financial Industry Regulatory Authority (“FINRA”), the prior management of the Company did not follow through and obtain ultimate approval of the Reverse Stock Split by FINRA.  Accordingly, the Reverse Stock Split never became effective.

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

The following discussion highlights the results of operations of Petroterra and its consolidated subsidiary Save on Transport and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the financial condition and results of operations presented herein. The following discussion and analysis is based on the unaudited financial statements contained in this Quarterly Report, which has been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The unaudited financial statements for the three and six months ended June 30, 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following table sets forth our revenues, expenses and net loss for the three months and six months ended June 30, 2017. The financial information below is derived from our unaudited financial statements included in Item 1 of this Quarterly Report.

	For the three months ended	For the six months ended
	June 30, 2017	June 30, 2017
Revenue	$150,874	$177,146
Cost of Sales	$110,048	$127,948
Gross Profit	$40,826	$49,198

Operating Expenses:
Legal and professional	$83,319	$114,969
Rent - affiliate	$900	$1,800
General and administrative expenses	$30,752	$33,286
Total Operating Expenses	$114,971	$150,055

Operating Loss	$(74,145)	$(100,857)
Other Income (expenses)
Loss on charge in fair value of derivative	(21,049)	(20,958)
Amortization of debt discount	(28,248)	(28,283)
Derivative expense	(592,212)	(592,212)
Interest expense	(3,189)	(3,191)
Total other income (expense)	644,698	644,644
Net Loss	$(718,843)	$(745,501)

For the three months ended June 30, 2017

Revenues

The Company’s revenues were $150,874 for the three month period ended June 30, 2017. The revenue consists of individual customers contracting to transport a vehicle from location to location and also corporate customers, primarily auto dealers, contracting to transport purchased vehicles from location to location. These corporate customers are primarily monthly paying customers which creates accounts receivable to the Company.

Cost of Revenue

Our cost of revenue was $110,048 for the three month period ended June 30, 2017 consisting primarily of $109,276 in carrier fees.

Operating Expenses

Total operating expenses were $114,971 for the three months ended June 30, 2017, including legal and professional fees of $83,319 primarily related to the merger and financings, rent to an affiliate of $900 and general and administrative expenses of $30,752 which includes $27,300 for advertising and marketing.

Operating Loss

The Company’s operating loss was $79,145 for the three months ended June 30, 2017.

Other Income (expenses)

Total other income (expenses) for the three months ended June 30, 2017 was ($644,698) that includes interest expense of ($3,189), debt discount amortization of ($28,248), a change in derivative liability of $(21,049) and derivative expense of ($592,212) related to the convertible debentures in the three months ended June 30, 2017.

Net Loss

The Company’s net loss was $718,843 for the three months ended June 30, 2017.

Weighted average number of shares

The weighted average number of shares outstanding was 142,526,532 for the three-month period ended June 30, 2017.

For the six months ended June 30, 2017

The following table sets forth our revenues, expenses and net loss for the six months ended June 30, 2017. The financial information below is derived from our unaudited financial statements included as an exhibit to this Quarterly Report.

Revenues

The Company’s revenues were $177,146 for the six month period ended June 30, 2017. The revenue consists of individual customers contracting to transport a vehicle from location to location and also corporate customers, primarily auto dealers, contracting to transport purchased vehicles from location to location. These corporate customers are primarily monthly paying customers which creates accounts receivable to the Company.

Cost of Revenue

Our cost of revenue was $127,948 for the three month period ended June 30, 2017 consisting primarily of $126,726 in carrier fees.

Operating Expenses

Total operating expenses were $150,055 for the six months ended June 30, 2017, including legal and professional fees of $114,969 primarily related to the merger and financings, rent to an affiliate of $1,800 and general and administrative expenses of $33,286 which includes $27,300 for advertising and marketing.

Operating Loss

The Company’s operating loss was $100,857 for the six months ended June 30, 2017.

Other Income (expenses)

Total other income (expenses) for the six months ended June 30, 2017 was ($644,644) that includes interest expense of ($3,191), debt discount amortization of ($28,283), a change in derivative liability of $(20,958) and derivative expense of ($592,212) related to the convertible debentures in the six months ended June 30, 2017.

Net Loss

The Company’s net loss was $745,501 for the six months ended June 30, 2017.

Weighted average number of shares

The weighted average number of shares outstanding was 128,522,091 for the six month period ended June 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2017, we had a cash balance of $127,281 and restricted cash of $10,000. Our working capital deficit was $775,833 at June 30, 2017.

We reported a net increase in cash for the six months ended June 30, 2017 of $125,556.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2017 amounted to $64,444 and was primarily attributable to net loss of $745,501, offset by amortization of debt discount of $28,283, derivative expense of $592,212, an increase in derivative liability of $20,958, and effectuated primarily by a decrease in cash due to an increase in accounts receivable of $39,594 and an increase in cash due to an increase in accounts payable and accrued expenses of $82,142, and a decrease in cash from deferred revenue of $2,800 and payroll tax payable of $2,107.

Investing activities

Net cash flows provided by investing activities for the six months ended June 30, 2017 was comprised of a $10,000 cash escrow acquired on March 30, 2017 in connection with the reverse merger, to be held for a six month period to pay unpaid liabilities in conjunction with the Reverse Merger. At the end of the six months, any remaining balance will be due to the former CEO.

Financing activities

Net cash provided by financing activities was $180,000 in proceeds, net of costs, for the six months ended June 30, 2017 from the issuance of the convertible debentures.

Going Concern Consideration

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations. The Company is in an early stage and the net loss and cash used in operations for the six months ended June 30, 2017 was $745,501 and $64,444, respectively. The company had a working capital deficit, accumulated deficit and shareholders’ deficit of $775,833, $745,475 and $775,833 as of June 30, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to, our ability to raise additional funding and the results of our proposed operations.

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

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

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

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of June 30, 2017. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 because of the items set forth below:

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

4)	The Company lacked sufficient recordkeeping process of corporate documents in the merger transition resulted in the restatement of the financial statements for the quarter ended March 31, 2017.

Other then item (4) above, we do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PETROTERRA CORP.

Dated August 21, 2017	By:	/s/ Steven Yariv
Steven Yariv
Chief Executive Officer

