Form 10-Q/A
period 2016-12-31
PETROTERRA CORP.
filed 2017-08-22
CIK 1463208

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

Commission File No. 001-34970

PetroTerra Corp.

(Exact Name of Issuer as specified in its charter)

Nevada	7380	26-3106763
(State or jurisdiction	Primary Standard Industrial	IRS Employer
of incorporation or organization)	Classification Code Number	Identification Number

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Small reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2017
Common Stock, $0.001	28,323,588

FORM 10-Q

PETROTERRA CORP.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on February 14, 2017. On August 18, 2017, the Board of Directors (the “Board”) of PetroTerra Corp. (the “Company”), upon the recommendation of management, determined that the unaudited financial statements as of and for the quarterly period ended December 31, 2016, and the interim financial period ended March 31 2017, previously filed by the Company with the Securities and Exchange Commission, should no longer be relied upon.

The Company has determined that the financial statements referenced above should no longer be relied upon because they reference a November 22, 2016, reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”) that was approved by the Board and the requisite shareholders of the Company; however, although it was filed with and processed by the Financial Industry Regulatory Authority (“FINRA”), the prior management of the Company did not follow through and obtain ultimate approval of the Reverse Stock Split by FINRA. Accordingly, the Reverse Stock Split never became effective.

Furthermore, the Company has corrected Note 8 Subsequent Event to correct the investor name that purchased the 51% of the Company shares on January 9, 2017 and to disclose the sale by the Company of new Series A convertible preferred shares.

This Amendment No. 1 to the Form 10-Q for the period ended December 31, 2016 contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1, and 32.2. No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended December 31, 2016 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the Securities and Exchange Commission.

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp.

BALANCE SHEETS

As of December 31, 2016 and March 31, 2016

	December 31, 2016	March 31, 2016
	(Restated) (Unaudited)
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	1,875
Total current assets	-	1,875

Oil & Gas Exploration	-	-

Fixed Assets, net of accumulated depreciation of $2,079 and $1,386 as of December 31, 2016 and March 31, 2016, respectively	693	1,386

Website, net of accumulated amortization of $29,803 and $21,436, as of December 31, 2016 and March 31, 2016, respectively	-	8,367

Total Assets	$693	$11,628

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Bank overdraft	$78	$208
Accounts payable and accrued expenses	211,075	153,384
Accrued liabilities, director	54,000	41,250
Notes payable, related-party	15,187	10,118
Total current liabilities	280,340	204,960

Total liabilities	280,340	204,960

Shareholders’ Equity
Preferred Stock: $0.001 par value, 4,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and March 31, 2016.	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 28,323,588 ,and 27,251,466 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	28,324	27,252
Additional paid-in capital	2,504,852	2,409,933
Accumulated deficit	(2,812,823)	(2,630,517)
Total shareholders’ equity	(279,647)	(193,332)

Total liabilities and shareholders’ equity	$693	$11,628

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	Three months ended December 31		Nine months ended December 31,
	2016	2015	2016	2015

EXPENSES

Lease property and exploration costs	$-	$24,000	$-	$70,686
General and administrative expenses	32,659	60,136	102,500	140,974
Professional fees	26,970	31,888	75,183	123,711
Stock compensation expense	-	48,000	4,000	65,600
TOTAL OPERATING EXPENSES	(59,629)	(164,024)	(181,683)	(400,971)

OTHER INCOME (EXPENSE)
Gain on sale of land leases	10,000	-	10,000	-
Loss on conversion of related party debt	-	-	(10,622)	-
Other Income (Expense)	10,000	-	(622)	-
Net loss from Operation before Taxes	(49,629)	(164,024)	(182,305)	(400,971)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(49,629)	$(164,024)	$(182,305)	$(400,971)

(LOSS) PER COMMON SHARE - BASIC AND DILUTED (Restated)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Restated)	28,323,588	26,967,599	28,080,621	26,640,652

The accompanying notes are an integral part of these financial statements.

PETROTERRA CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	Nine months Ended December 31,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$(182,305)	$(400,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,060	7,853
Common stock issued for services	4,000	65,600
Conversion of officer payroll to common stock	30,000	-
Loss on conversion of related party debt	10,622	-
Increase (decrease) in:
Bank overdraft	(130)	(84)
Accounts payables and accrued liabilities	57,691	(23,773)
Prepaids	1,875	(1,875)
Accrued payroll, officer	54,000	1,250
Net cash used in operating activities	(15,187)	(352,000)

FINANCING ACTIVITIES
Advances from shareholder	15,187	-
Sales of Common stock	-	352,000
Net cash provided by financing activities	15,187	352,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$4,000	$65,600
Common stock issued for conversion of related party debt	$91,991	$-

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

ETROTERRA CORP.

Notes To The Financial Statements

December 31, 2016

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

Reverse Stock Split Not Effectuated

On February 14, 2017, after Board and shareholder approval obtained on November 22, 2016, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”), however, although it was filed with and processed by the Financial Industry Regulatory Authority (“FINRA”), the prior management of the Company did not follow through and obtain ultimate approval of the Reverse Stock Split by FINRA. Accordingly, the Reverse Stock Split never became effective.

On February 14, 2017, the Company increased authorized shares of common stock from 40,000,000 to 500,000,000 shares and its authorized shares of preferred stock remained at 4,000,000 shares.

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

On February 14, 2017, The Company increased its authorized shares of common stock from 40,000,000 to 500,000,000 shares and its authorized shares of preferred stock remained at 4,000,000 shares.

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

As of December 31, 2016, the Company had 28,323,588 shares of common stock issued and outstanding.

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

7. RELATED PARTY TRANSACTIONS

Chief Executive Officer

The Company has received advances from certain of its officers and other related parties to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2016 and March 31, 2016, the total amount loaned to the Company by a director was $15,187 and $10,119, respectively. The loan is non-interest bearing, due upon demand and unsecured. On June 3, 2016, Mr. Barton converted the loan balance of $10,119 into 127,016 shares of common stock. As of December 31, 2016 and March 31, 2016, the total amount loaned to the Company by a director was $15,187 and $10,118, respectively.

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

PETROTERRA CORP.

Notes To The Financial Statements

December 31, 2016

(Unaudited)

8. SUBSEQUENT EVENT

The Company has evaluated subsequent events from December 31, 2016 through the filing of these financial statements. There are no significant subsequent events, except as disclosed below;

Under purchase agreements executed in November 2016, on January 9, 2017, SCS, LLC purchased 2,900,000 shares of newly issued Series A convertible preferred stock and RDW Capital, LLC. purchased 1,100,000 shares of Series A preferred stock for an aggregate $146,091. In addition, on January 12, 2017, SCS, LLC purchased 14,455,722 common shares or 51% of the total outstanding shares from the former Chief Executive Officer/majority shareholder for $63,909 which amount was contributed to the Company to pay off existing liabilities totaling $200,000 and $10,000 was held in escrow.

9. RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements as of and for the three and nine months ended December 31, 2016 to correct the outstanding shares for the reverse stock split that was never effectuated.

On November 22, 2016, reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”) that was approved by the Board and the requisite shareholders of the Company; however, although it was filed with and processed by the Financial Industry Regulatory Authority (“FINRA”), the prior management of the Company did not follow through and obtain ultimate approval of the Reverse Stock Split by FINRA. Accordingly, the Reverse Stock Split never became effective therefore the common stock outstanding as of December 31, 2016 was 28,323,588 rather than 944,120 and common stock was increased by $27,380 and offset against additional paid-in capital to reflect 28,323,588 shares outstanding as of December 31, 2016.

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

Our Properties

As described above, the Company holds oil and gas leases for property in Sevier and Beaver Counties, Utah. On April 10th, 2014, we acquired the Leases pursuant to the Agreement. These three Leases cover 5,950.54 gross acres in Sevier and Beaver counties in southwest Utah. The two Sevier leases, UTU-89243 and UTU-89244, each have a term through 02/01/2023 (hereinafter, the “Sevier Prospect”). Our Beaver county lease, UTU-86466, has an expiration date of 02/01/2021 (hereinafter, the “Beaver Prospect” and together with the Sevier Prospect, the “Sevier and Beaver Oil Project”). Pursuant to the Purchase Agreement which governs the terms under which we can use the Utah Properties, we have a 100% Working Interest (WI) and an 80% Net Revenue Interest (NRI) in the Leases.

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

Weighted average number of shares

The weighted average number of shares outstanding was 28,323,588 and 26,967,599 for the three-month periods ended December 31, 2016 and 2015, respectively.

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

The weighted average number of shares outstanding was 28,080,621 and 26,640,652 for the nine month periods ended December 31, 2016 and 2015, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this amended Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of the items set forth below:

The Company did not have proper controls in place to track the progression of corporate actions specifically related to the November 22, 2016, Reverse Stock Split.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this amended Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

PETROTERRA CORP.

Dated: August 22, 2017	By:	/s/ Steve Yariv
Steve Yariv,
Chief Executive Officer and Chief Financial Officer

