Form 10-Q/A
period 2017-03-31
PETROTERRA CORP.
filed 2017-08-22
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 10, 2017
Common Stock, $0.001	142,526,532

FORM 10-Q

PETROTERRA CORP.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly report on Form 10-Q which was originally filed on May 15, 2017 and amendment No. 1 filed on July, 7, 2017. On August 18, 2017, the Board of Directors (the “Board”) of PetroTerra Corp. (the “Company”), upon the recommendation of management, determined that the unaudited financial statements as of and for the quarterly period ended December 31, 2016, and the interim financial period ended March 31 2017, previously filed by the Company with the Securities and Exchange Commission, should no longer be relied upon.

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

This Amendment No. 2 to the Form 10-Q for the period ended March 31, 2017 contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1, and 32.2. No attempt has been made in this Amendment No. 2 to the Form 10-Q for the period ended March 31, 2017 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the Securities and Exchange Commission.

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp. and Subsidiary

Consolidated Balance Sheet

	March 31, 2017	December 31, 2016
	(Restated) (Unaudited)
ASSETS
Current Assets:
Cash	$5,103	$11,725
Restricted cash	10,000	-
Prepaid expenses	676	676
Deferred expense	-	1,950

Total Current Assets	15,779	14,351

Total Assets	$15,779	$14,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$49,433	$1,318
Advances from lender	15,000	-
Derivative liability	7,172	-
Convertible notes payable, net of debt discount	1,164
Deferred revenue	-	2,800
Payroll taxes payable	-	2,107

Total Current Liabilities	72,769	6,225

Total Liabilities	72,769	6,225
Commitments and contingencies (Note 9)

Stockholder’s Equity:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	-
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 142,526,532 and 114,202,944 at March 31,2017 and December 31, 2016, respectively	142,527	114,203
Additional paid-in capital	(176,885)	(106,103)
Retained earnings (Accumulated deficit)	(26,632)	26

Total Stockholders’ Equity (Deficit)	(56,990)	8,126

Total Liabilities and Stockholders’ Equity (Deficit)	$15,779	$14,351

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement of Operations

(Unaudited)

For the three months ended March 31, 2017
Revenues	$26,272

Total Revenue	26,272

Cost of Revenues
Carrier fees	17,450
Dispatch costs	450

Total Cost of Revenues	17,900

Gross Profit	8,372

Operating Expenses:
Legal and professional	31,650
Rent - affiliate	900
General and administrative expenses	2,534

Total Operating Expenses	35,084

Operating Loss	(26,712)
Other income (expense):
Gain on change in fair value of derivative	91
Amortization of debt discount	(35)
Interest expense	(2)

Total Operating Expenses	54

Net Loss	$(26,658)

Net Loss per Common Share
Basic and Diluted	$-

Weighted Average Common Shares Outstanding:
Basic and Diluted (Restated)	114,517,651

The accompanying notes are an integral part of these consolidated financial statements.

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Changes In Stockholder’s Equity (Deficit)

Three Months Ended March 31, 2017

(Unaudited)

(Restated)

	Preferred Stock Series A		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance at December 31, 2016	-	$-	114,202,944	$114,203	$(106,103)	$26	$8,126

Recapitalization	4,000,000	4,000	28,323,588	28,324	(70,782)	-	(38,458)

Net Loss for three months ended March 31,2017	-	-	-	-	-	(26,658)	(26,658)

	-	-	-	-	-	-	-
Balance at March 31, 2017	4,000,000	$4,000	142,526,532	$142,527	$(176,885)	$(26,632)	$(56,990)

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. Dilutive securities as of March 31, 2017 include convertible notes which were convertible into approximately 446,398 common shares as of March 31, 2017 and Series A convertible preferred stock which are convertible into 48,859,544 common shares as of March 31, 2017.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

March 31, 2017

(Unaudited)

Recent Accounting Pronouncements

In August 2015, FASB issued ASU 2015-14, Deferral of the Effective Date, which amends ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 was established by previously-issued ASU 2014-09, discussed below. For public business entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption of ASU 2014-09 is permitted. In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which established ASC Topic 606. The new revenue recognition standard eliminates all industry-specific guidance and provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendments in this ASU may be applied retrospectively to each period presented, or as a cumulative effect adjustment as of the date of adoption. Management is currently evaluating the accounting, transition and disclosure requirements of the standard and expects to know the financial statement impact upon adoption in 2018.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements as of and for the three months ended March 31, 2017 to correct the outstanding shares for the reverse stock split that was never effectuated.

On November 22, 2016, reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”) that was approved by the Board and the requisite shareholders of the Company; however, although it was filed with and processed by the Financial Industry Regulatory Authority (“FINRA”), the prior management of the Company did not follow through and obtain ultimate approval of the Reverse Stock Split by FINRA. Accordingly, the Reverse Stock Split never became effective therefore the common stock deemed issued in the reverse recapitalization was increased to 28,323,588 from 944,120 and common stock was increased by $27,380 and offset against additional paid-in capital to reflect 142,526,532 common shares outstanding as of March 31, 2017. Certain sections of footnotes 1, 3 and 10 were also revised related to the above restatement.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 5 - Deferred Expenses

The following table presents the composition of deferred expenses:

	March 31, 2017	December 31, 2016
Carrier Fees	$—	$1,950
Deferred expenses	$—	$1,950

Note 6 - Accounts Payable and Accrued Liabilities

The following table presents the composition of accounts payable and accrued liabilities:

	March 31, 2017	December 31, 2016
Accounts Payable	$39,433	$1,318
Accrued Expenses	10,000	—
Accounts payable and accrued expense	$49,433	$1,318

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

Note 10– Stockholders’ Equity

Preferred

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $.0833 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of lowest VWAP during the thirty consecutive trading day period prior to the conversion date. The beneficial ownership limitation attached to conversion is 4.99% which can be decreased or increased, upon not less than 61 days notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Total shares issuable upon conversion shall not exceed 48,000,000 in the aggregate, however, in August 2017, the designations were amended to remove the 48,000,000 limit on conversion shares. Undeclared cumulative preferred stock dividends were approximately $70,000 as of March 31, 2017.

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

Weighted average number of shares

The weighted average number of shares outstanding was 114,517,651 for the three-month period ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2017, we had a cash balance of $5,103 and restricted cash of $10,000. Our working capital deficit was $56,990 at March 31, 2017.

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

4)	The Company lacked sufficient recordkeeping process of corporate documents in the merger transition resulted in the restatement of the financial statements.

5)	The Company did not have proper controls in place to track the progression of corporate actions specifically related to the November 22, 2016, Reverse Stock Split.

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

PETROTERRA CORP.

Dated August 22, 2017	By:	/s/ Steven Yariv
Steven Yariv
Chief Executive Officer

