Form 10-Q
period 2017-09-30
PETROTERRA CORP.
filed 2017-11-09
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

BOCA RATON , FLORIDA 33432

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 3, 2017
Common Stock, $0.001	142,526,532

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp. and Subsidiary

Consolidated Balance Sheet

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$140,818	$11,725
Accounts receivable	179,225	-
Prepaid expenses	663	676
Deferred expense	-	1,950

Total Current Assets	320,706	14,351

Total Assets	$320,706	$14,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$172,774	$1,318
Derivative liability	771,473	-
Convertible notes payable, net of debt discount	144,068	-
Deferred revenue	1,500	2,800
Payroll taxes payable	7,476	2,107

Total Current Liabilities	1,097,291	6,225

Total Liabilities	1,097,291	6,225

Commitments and contingencies (Note 7)

Stockholder’s Equity:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	-
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 142,526,532 and 114,202,944 at September 30, 2017 and December 31, 2016, respectively	142,527	114,203
Additional paid-in capital	(176,885)	(106,103)
Retained earnings (Accumulated deficit)	(746,227)	26

Total Stockholders’ Equity (Deficit)	(776,585)	8,126

Total Liabilities and Stockholders’ Equity (Deficit)	$320,706	$14,351

The accompanying notes are an integral part of these unaudited consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$459,248	$-	$636,393	$-

Total Revenue	459,248	-	636,393	-

Cost of Revenues
Carrier fees	353,865	-	480,590	-
Dispatch costs	2,119	-	3,342	-
Total Cost of Revenues	355,984	-	483,932	-

Gross Profit	103,264	-	152,461	-

Operating Expenses:
Legal and professional	58,494	-	173,463	-
Rent - affiliate	900	600	2,700	600
General and administrative expenses	51,828	524	85,114	524
Total Operating Expenses	111,222	1,124	261,277	1,124

Operating Loss	(7,958)	(1,124)	(108,816)	(1,124)

Other income (expense):
Gain (loss) on change in fair value of derivative	150,897	-	129,940	-
Amortization of debt discounts	(121,121)	-	(149,404)	-
Gain on extinguishment of debt	10,169	-	10,169	-
Derivative expense	(17,106)	-	(609,318)	-
Interest expense	(15,633)	-	(18,824)	-
Total Other income (expenses)	7,206	-	(637,437)	-

Net Loss	$(752)	$(1,124)	$(746,253)	$(1,124)

Net Loss Per Share: Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	142,526,532	114,202,944	133,292,835	114,202,944

The accompanying notes are an integral part of these unaudited consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Changes In Stockholders’ Equity (Deficit)

Nine months Ended September 30, 2017

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance at December 31, 2016	-	$-	114,202,944	$114,203	$(106,103)	$26	$8,126

Recapitalization	4,000,000	4,000	28,323,588	28,324	(70,782)	-	(38,458)

Net Loss for nine months ended September 30,2017	-	-	-	-	-	(746,253)	(746,253)

Balance at September 30, 2017	4,000,000	$4,000	142,526,532	$142,527	$(176,885)	$(746,227)	$(776,585)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statement Of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(746,253)	$(1,124)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discounts	149,404	-
Change in value of derivative liability	(129,940)	-
Derivative expense	609,318	-
Gain on extinguishment of debt	(10,169)	-

Increase (decrease) in cash resulting from changes in:
Accounts receivable	(179,225)	-
Prepaid expenses and other current assets	1,963	-
Accounts payable and accrued expenses	146,390	600
Deferred revenue	(1,300)	-
Payroll taxes payable	5,369	-

Net Cash Used In Operating Activities	(154,443)	(524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	10,000	-

Net Cash Provided by Investing Activities	10,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued to founder	-	8,100
Proceeds from shareholder loan	-	274
Proceeds from convertible notes	280,000	-
Repayment of convertible notes	(6,464)	-

Net Cash Provided by Financing Activities	273,536	8,374

Net Increase in Cash, Cash Equivalents and Restricted Cash	129,093	7,850

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	11,725	-

Cash, Cash Equivalents and Restricted Cash at End of Period	$140,818	$7,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-	-
Income Taxes	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Net liabilities assumed in reverse recapitalization	$38,458	-
Transfer of advance from lender to convertible note	$15,000	-
Debt discounts recorded from derivatives and fees	$300,000	-
Original issue discount (OID) interest	$210,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 1 – Organization and Business Operations

PetroTerra Corp. was incorporated under the laws of the State of Nevada, on July 25, 2008 and prior to the reverse merger discussed below, was inactive.

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

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in an early stage and the net loss and cash used in operations for the nine months ended September 30, 2017 was $746,253 and $154,443, respectively. The company had a working capital deficit, accumulated deficit and stockholders’ deficit of $776,585, $746,227, and $776,585 as of September 30, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. The consolidated financial statements do not include any adjustments relating to recovery of recorded assets or classification of liabilities should the Company be unable to continue as a going concern.

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

September 30, 2017

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

September 30, 2017

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. Dilutive securities as of September 30, 2017 include convertible notes which were convertible into approximately 49,433,749 common shares as of September 30, 2017 and Series A convertible preferred stock which were convertible into 50,542,518 common shares as of September 30, 2017.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

September 30, 2017

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

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 4 - Deferred Expenses

The following table presents the composition of deferred expenses:

	September 30, 2017	December 31, 2016
Carrier Fees	$—	$1,950
Deferred expenses	$—	$1,950

Note 5 - Accounts Payable and Accrued Liabilities

The following table presents the composition of accounts payable and accrued liabilities:

	September 30, 2017	December 31, 2016
Accounts payable	$113,386	$1,318
Accrued interest	17,528	—
Other accrued expenses	41,860	—
Accounts payable and accrued expense	$172,774	$1,318

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 6 – Convertible Promissory Notes Payable

Convertible promissory notes at September 30, 2017 are as follows:

2017
Red Diamond Partners, LLC, April 25, 2017, net of derivative debt discount of $186,425	$83,575
RDW Capital, LLC., September 30, 2017, net of original issuance discount of $157,069 and derivative debt discount of $22,438	60,493
Convertible promissory notes payable, net	$144,068

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

RDW Capital, LLC.

On March 30, 2017, we assumed a convertible note payable to RDW Capital, LLC which was dated February 16, 2017. The $4,000 note payable bears interest at 12% per annum. The note matures on August 16, 2017 and is secured by the share reservation of 300% of the number of shares of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate. On August 10, 2017, the principal of $4,000, accrued interest of $225 and prepayment fees of $634 were paid.

On March 30, 2017, we assumed a convertible note payable to RDW Capital, LLC which was dated March 15, 2017. The $2,464 note payable bears interest at 12% per annum. The note matures on September 15, 2017 and is secured by the share reservation of 300% of the number of shares of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate. On August 10, 2017, the principal of $2,464, accrued interest of $116 and prepayment fees of $387 were paid.

The payoffs of the above two convertible notes resulted in a gain on debt extinguishment of $10,169 related to the two bifurcated derivatives. The prepayment fees of $1,021 were included as interest expense.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 6 – Convertible Promissory Notes Payable (continued)

Red Diamond Partners LLC

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. On April 25, 2017, the Company received the initial Tranche of $95,000, which is a loan amount of $100,000, net of the $5,000 fee, recorded as convertible note payable. The initial Tranche matures on April 25, 2018 and each tranche will mature 1 year after the date of such funding. The second Tranche was received on June 2, 2017 for $85,000 and the third Tranche for $85,000 was received on August 8, 2017 upon filing of the Registration Statement. The fourth Tranche will be for $85,000 and was to occur ninety (90) days after the First Closing, however, as of the date of this filing, the fourth tranche has not yet been received. The Purchaser shall not be required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. The RedDiamond Note bears interest at a rate of 12% per annum and is convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion.

In connection with the issuance of the Convertible Promissory Note above, the Company determined that the terms of the Convertible Promissory Note included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Black-Scholes valuation model. On the initial measurement dates of tranches received prior to September 30, 2017, the fair value of the embedded conversion option derivatives of $376,841 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $265,000 with the remainder of $111,841 charged as initial derivative expense.

On the three initial measurement dates, the fair value of the derivative liabilities was estimated using the Black-Scholes valuation model with the following assumptions: dividend rate 0%, expected term 1.0 year, expected volatility ranging from 319% to 526%, risk-free interest rate ranging from 1.09% to 1.24%.

The balance of the note payable as of September 30, 2017 amounted to $83,575 comprised of principal balance of $270,000, net debt discount relating to the bifurcated derivative of $186,425.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 6 – Convertible Promissory Notes Payable (continued)

RDW Capital, LLC.

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000 of which $15,000 had been recorded as advance from lender as of March 31, 2017 and the remaining $15,000 received on June 30, 2017. The principal due under the Note accrues interest at a rate of 12% per annum. All principal and accrued interest under the Note is due six months following the issue date of the Note, and is convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the previous ten trading days immediately preceding the conversion. The Note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender.

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

The balance as of September 30, 2017 amounted to $60,493, comprised of principal balance of $240,000, and net of Original Issue Discount (OID) of $157,069 and debt discount relating to the bifurcated derivative of $22,438.

Note 7 – Commitments and Contingencies

Related Party – Lease

The Company executed a sublease agreement with an affiliate for office space for a one year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The lease was extended an additional year on August 1, 2017.

Common stock ownership

As a result of the Company’s non-effectiveness of the 1 for 30 reverse stock-split, which was previously represented to have been effective prior to the March 30, 2017 reverse merger, the Company’s Chief Executive Officer’s post reverse merger common stock ownership percentage has been reduced from approximately 99% to approximately 80%. The Company and the Chief Executive Officer are exploring remedies, which may include capital stock or other consideration, to correct this situation.

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 8– Stockholders’ Equity

Preferred

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $.0833 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 days notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Undeclared cumulative preferred stock dividends were approximately $210,000 as of September 30, 2017.

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

September 30, 2017

(Unaudited)

NOTE 9 – Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	771,473
Total liabilities measured at fair value	$-	$-	$-	$771,473

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2016	$-
Fair value of derivative liabilities assumed in merger	7,263
Initial fair value of derivative instruments issued in 2017	904,319
(Gain) Loss on extinguishment of debt	(10,169)
(Gain) Loss on change in derivative liability	(129,940)
Ending balance as of September 30, 2017	$771,473

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 9 – Fair Value of Financial Instruments (continued)

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

September 30, 2017
Embedded Conversion Feature
Risk free interest rate	0.89% to 1.31%
Expected volatility	316.90% to 404.54%
Expected life (in years)	0.38 to 1.00
Expected dividend yield	-

Note 10– Related Party Transactions

The Company executed a sublease agreement with an affiliate for office space for a one year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The lease was extended an additional year on August 1, 2017. Rent expense to the affiliate was $2,700 in the nine months ended September 30, 2017.

Note 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Basis of Presentation

The unaudited consolidated financial statements for the three and nine months ended September 30, 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following table sets forth our revenues, expenses and net loss for the three months and nine months ended September 30, 2017. The financial information below is derived from our unaudited financial statements included in Item 1 of this Quarterly Report.

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$459,248	-	$636,393	-
Cost of Sales	$355,984	-	$483,932	-
Gross Profit	$103,264	-	$152,461	-

Operating Expenses:
Legal and professional	$58,494	-	$173,463	-
Rent - affiliate	$900	600	$2,700	600
General and administrative expenses	$51,828	524	$85,114	524
Total Operating Expenses	$111,222	1,124	$261,277	1,124

Operating Loss	$(7,958)	(1,124)	$(108,816)	(1,124)
Other Income (expenses)
Loss on charge in fair value of derivative	150,897	-	129,940	-
Amortization of debt discount	(121,121)	-	(149,404)	-
Gain on extinguishment of debt	10,169	-	10,169	-
Derivative expense	(17,106)	-	(609,318)	-
Interest expense	(15,633)	-	(18,824)	-
Total other income (expense)	7,206		637,437
Net Loss	$(752)	(1,124)	$(746,253)	(1,124)

For the three months ended September 30, 2017

Revenues

The Company’s revenues were $459,248 for the three month period ended September 30, 2017. The revenue consists of individual customers contracting to transport a vehicle from location to location and also corporate customers, primarily auto dealers, contracting to transport purchased vehicles from location to location. These corporate customers are primarily monthly paying customers which creates accounts receivable to the Company. There were no revenues in the three months ended September 30, 2016.

Cost of Revenue

Our cost of revenue was $355,984 for the three month period ended September 30, 2017, consisting primarily of $353,865 in carrier fees. There were no costs of revenues for the three months ended September 30, 2016.

Operating Expenses

Total operating expenses were $111,222 for the three months ended September 30, 2017, including legal and professional fees of $58,494 primarily related to the merger, financings and public company reporting expenses, rent to an affiliate of $900 and general and administrative expenses of $51,828, which includes $28,400 for advertising and marketing. Total operating expenses for the three months ended September 30, 2016 were rent to an affiliate of $600 and general and administrative expenses of $524.

Operating Loss

The Company’s operating loss was $7,958 and $1,124 for the three months ended September 30, 2017 and 2016, respectively.

Other Income (expenses)

Total other income (expenses) for the three months ended September 30, 2017 was $(182,948) that includes interest expense of ($15,633), debt discount amortization of ($121,121), a change in derivative liability of $150,897, derivative expense of ($17,106) and a gain on extinguishment of debt of $10,169 related to the convertible debentures for the three months ended September 30, 2017.

Net Loss

The Company’s net loss was $752 and $1,124 for the three months ended September 30, 2017 and 2016, respectively.

Weighted average number of shares

The weighted average number of shares outstanding was 142,526,532 for the three-month period ended September 30, 2017.

For the nine months ended September 30, 2017

The following table sets forth our revenues, expenses and net loss for the nine months ended September 30, 2017. The financial information below is derived from our unaudited financial statements included as an exhibit to this Quarterly Report.

Revenues

The Company’s revenues were $636,393 for the nine month period ended September 30, 2017. The revenue consists of individual customers contracting to transport a vehicle from location to location and also corporate customers, primarily auto dealers, contracting to transport purchased vehicles from location to location. These corporate customers are primarily monthly paying customers which creates accounts receivable to the Company. There were no revenues in the nine months ended September 30, 2016.

Cost of Revenue

Our cost of revenue was $483,932 for the nine month period ended September 30, 2017 consisting primarily of $480,590 in carrier fees. There were no costs of revenues for the nine months ended September 30, 2016.

Operating Expenses

Total operating expenses were $261,277 for the nine months ended September 30, 2017, including legal and professional fees of $173,463 primarily related to the merger, financings and public company reporting expenses, rent to an affiliate of $2,700 and general and administrative expenses of $85,414, which includes $55,700 for advertising and marketing. Total operating expenses for the nine months ended September 30, 2016 were rent to an affiliate of $600 and general and administrative expenses of $524.

Operating Loss

The Company’s operating loss was $108,816 and $1,124 for the nine months ended September 30, 2017 and 2016, respectively.

Other Income (expenses)

Total other income (expenses) for the nine months ended September 30, 2017 was ($637,437), that includes interest expense of ($18,824), debt discount amortization of ($149,404), a change in derivative liability of $129,940, derivative expense of ($609,318) and a gain on extinguishment of debt of $10,169 related to the convertible debentures in the nine months ended September 30, 2017.

Net Loss

The Company’s net loss was $746,253 and $1,124 for the nine months ended September 30, 2017 and 2016, respectively.

Weighted average number of shares

The weighted average number of shares outstanding was 133,292,835 for the nine month period ended September 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2017, we had a cash balance of $140,818. Our working capital deficit was $776,585 at September 30, 2017.

We reported a net increase in cash for the nine months ended September 30, 2017 of $129,093.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2017 and 2016 amounted to $154,443 and $524, respectively. In the nine months ended September 30, 2017, the net cash used was primarily attributable to the net loss of $746,253, a decrease in derivative liability of $129,940 and a gain on extinguishment of debt of $10,169, offset by amortization of debt discount of $149,404, derivative expense of $609,318, and effectuated primarily by a decrease in cash due to an increase in accounts receivable of $179,225 and payroll tax payable of $5,369 and an increase in cash due to an increase in accounts payable and accrued expenses of $146,390, and a decrease in cash from deferred revenue of $1,300. In the nine months ended September 30, 2016, the net cash used was primarily attributable to the net loss of $1,124 offset by the increase in accounts payable of $600.

Investing activities

Net cash flows provided by investing activities for the nine months ended September 30, 2017 was comprised of a $10,000 cash escrow acquired on March 30, 2017 in connection with the reverse merger, to be held for a six month period to pay unpaid liabilities in conjunction with the Reverse Merger. At the end of the six months, any remaining balance will be due to the former CEO. This amount was paid in July 2017.

Financing activities

Net cash provided by financing activities was $273,536 consisting of net convertible note proceeds of $280,000 and repayments on two convertible notes of $6,464 for the nine months ended September 30, 2017.

Going Concern Consideration

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations. The Company is in an early stage and the net loss and cash used in operations for the nine months ended September 30, 2017 was $746,253 and $154,443, respectively. The company had a working capital deficit, accumulated deficit and shareholders’ deficit of $776,585, $746,227 and $746,585 as of September 30, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to, our ability to raise additional funding and the results of our proposed operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2017. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of the items set forth below:

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

Other then item (4) above, we do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PETROTERRA CORP.

Dated November 9, 2017	By:	/s/ Steven Yariv
Steven Yariv
Chief Executive Officer

