Form 10-K
period 2017-12-31
PETROTERRA CORP.
filed 2018-04-17
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File No. 001-34970

PetroTerra Corp.

(Exact Name of Issuer as specified in its charter)

Nevada	26-3106763
(State or other jurisdiction	(IRS Employer
of incorporation)	File Number)

2833 Exchange Court, Suite A
WEST PALM BEACH, FL 33409	33432
(Address of principal executive offices)	(zip code)

(561) 801-9188

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2017 was $736,413.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 13, 2018, registrant had outstanding 142,526,532 shares of common stock.

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History of the Business

We were originally incorporated under the laws of the State of Nevada on July 25, 2008 under the name Loran Connection Corp. We were formed to provide a variety of services in the area of individual and group tourism and business support in Ukraine. We subsequently filed a resale registration statement with the SEC on May 28, 2009, which was declared effective on October 28, 2009. On January 25, 2012, we filed an amendment to our articles of incorporation to, among other things, change our name to “PetroTerra Corp.” and effect a thirty-two-for-one reverse split. We changed our name to reflect a proposed change in our business operations. On October 2, 2013, in connection with a change of control in the management of the Company, the Company began business operations in the oil and gas sector. On December 18, 2013, we filed a certificate of change to effect a one-for-two reverse stock split of our authorized and our outstanding shares of common stock and preferred stock. On July 1, 2015, we filed a certificate of change to effect a one-for-two and one half reverse stock split of our authorized and our outstanding shares of common stock. Since January 2016, as a result of the decline in the oil and gas markets, we generated minimal sales revenue and our operations were subject to all the risks inherent in the establishment of a new business enterprise.

On November 22, 2016, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 30 (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Stock Split, the Company’s issued and outstanding shares of common stock was to be decreased from approximately 28,323,588 to 944,120 shares, all with a par value of $0.001. However, although it was filed with and processed by the Financial Industry Regulatory Authority (“FINRA”), the prior management of the Company did not follow through and obtain ultimate approval of the Reverse Stock Split by FINRA. Therefore, the Reverse Stock Split never became effective.

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

As a result of the Reverse Merger, we are the holding company for our wholly-owned subsidiary, Save on Transport. Save on Transport was formed under the laws of the state of Florida in July 2016. Save on Transport operates as an automobile shipping company that provides transportation, brokerage, and logistics services relating to vehicle shipping.

In connection with the Reverse Merger, Steven Yariv was appointed Chief Executive Officer and elected as the Chairman of our Board of Directors.

Our principal executive offices are located in the United States at 2833 Exchange Court, West Palm Beach, Florida 33409, and our telephone number is (561) 801-9188.

Our Current Business Plan

Save on Transport is a Florida based non-asset provider of integrated transportation management solutions. We provide brokerage and logistics services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight, which involve the use of independent contractor-owned trucks and equipment. We do not own the trucks or other equipment used to transport freight. Instead we utilize our relationships with subcontracted transportation providers – typically independent contract motor carriers. However, we utilize carrier services of an affiliate entity for transportation services within Florida. We make a profit on the difference between what we charge our customers for the services we provide and what we pay to the transportation providers to transport our customers’ freight. Our success depends in large part on our ability to hire and train talented salespeople and deploy them under exceptional leaders, develop sophisticated information technology, and build relationships with the carriers in our network so that we can purchase the optimal transportation solutions for our customers. Currently, all of our revenues are derived from domestic shipments.

Our Strategy and Competitive Strengths

Our growth strategy focuses on developing a full suite of automobile transportation brokerage and logistics solutions for our customers. Our service offerings consist of non-asset based transportation supply chain management, logistics and brokerage solutions. We facilitate cost-effective vehicle shipping for customers for a variety of reasons including:

●	Household moves;

●	Seasonal moves;

●	Military moves;

●	College moves;

●	Company relocation;

●	Internet automobile purchases;

●	Classic car and collector shows; and

●	Transportation for car dealerships.

Save on Transport differentiates itself from the competition and grows its business by sustaining a high level of customer service, offering expedited and time-definite services, while providing competitive pricing.

Government Regulation

Our operations are regulated and licensed by various governmental agencies in the United States. Such regulations impact us directly and indirectly by regulating third-party transportation providers we use to transport freight for our customers.

Regulation affecting Motor Carriers, Owner Operators and Transportation Brokers.

In the United States, our third-party providers that operate as motor carriers have licenses to operate as motor carriers from the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). The third-party motor carriers we engage in the United States must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing, hours-of-service, records retention, vehicle inspection, driver qualification and minimum insurance requirements. Weight and equipment dimensions also are subject to government regulations. Other agencies, such as the U.S. Environmental Protection Agency (“EPA”), the Food and Drug Administration, the California Air Resources Board, and U.S. Department of Homeland Security (“DHS”), also regulate our third-party motor carriers and independent contractor drivers. The third-party carriers we use are also subject to a variety of vehicle registration and licensing requirements of the state or other local jurisdictions in which they operate.

In 2010, the FMCSA introduced the Compliance Safety Accountability program (“CSA”), which uses a Safety Management System (“SMS”) to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or “BASICs,” which data, it is anticipated, will eventually be used for determining a carrier’s DOT safety rating under revisions to existing Safety Fitness Determination (“SFD”) regulations. In December 2015, the Fixing America’s Surface Transportation Act (“FAST Act”) was signed into law, which requires the FMCSA to review the CSA program to ensure that it provides the most reliable analysis possible. During this review period, the FAST Act requires the FMCSA to remove a property carrier’s CSA scores from public view. The FMCSA has since announced an SFD Notice of Proposed Rulemaking (“NPRM”) that would revamp the current three-tier federal rating system for federally regulated commercial motor carriers.

Although the CSA scores are not currently publicly available, this development is likely to be temporary. As a result, once the program has been revamped, our network of third-party transportation providers may could be ranked poorly as compared to competitors, and the safety ratings of their motor carrier operations could be adversely impacted. A reduction in safety and fitness ratings may result in difficulty attracting and retaining qualified independent contractors and could cause our customers to direct their business away from us and to carriers with more favorable CSA scores, which would adversely affect our results of operations.

Classification of Independent Contractors.

Tax and other federal and state regulatory authorities as well as private litigants continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for employers of independent contractors and to heighten the penalties of employers who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if the “non-employees” are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an “employee” or a “non-employee”; and impose penalties and fines for violations of the notice requirements or “employee” or “non-employee” misclassifications. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under some or all of the following: federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Other Regulations.

We are subject to a variety of other U.S. and foreign laws and regulations, including but not limited to, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption statutes. Further, the transportation industry is subject to possible other regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations) that may affect the economics of the freight shipping industry by requiring changes in operating practices or changing the demand for motor carrier services or the cost of providing transportation logistics services.

Employees

As of the date of this filing, Save on Transport has seven (7) full-time employees. PetroTerra Corp. has no full-time employees.

Marketing and Significant Customers

Our customers are primarily different and distinct individuals and dealerships introduced through referral sources. Our business serves the North American market, with a total concentration in the United States.

To best serve our customers, we will need to hire and maintain a significant staff of sales representatives and related support personnel. Our sales strategy is twofold: we seek to establish long-term relationships with new accounts and to increase the amount of business generated from our existing customer base. We believe that these attributes are competitive advantages in the transportation and logistics industry.

Information Systems

We utilize two main cloud based information systems: jTracker for taking customer orders and Central Dispatch for posting orders for carrier communications.

Competition

The transportation and logistics industry is highly competitive, with thousands of companies competing in the domestic and international markets. Our competitors include local, regional, national and international companies with the same services that our business provides. Due in part to the fragmented nature of the industry, our business units must strive daily to retain existing business relationships and forge new relationships.

We compete on service, reliability and price. Some competitors have larger customer bases, significantly more resources and more experience than we do. The health of the transportation and logistics industry will continue to be a function of domestic and global economic growth.

Seasonality

Generally, our revenues do not exhibit a significant seasonal pattern; however, revenue is affected by adverse weather conditions, holidays and the number of business days that occur during a given period because revenue is directly related to the available work days of our third party shipping providers.

Properties

Our principal executive offices are located in the United States at 2833 Exchange Court, Suite A, West Palm Beach, Florida 33409, comprised of 400 square feet of office space. The company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 a month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. The monthly rent under the renewed lease is $1,600 plus maintenance charges and taxes.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition, or operating results.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We lack an established operating history on which to evaluate our business and determine if we will be able to execute our business plan, and can give no assurance that operations will result in profits.

We have only been engaged in our current and proposed business operations since July 2016. As a result, we have a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

●	the absence of an operating history at our current scale;

●	our ability to raise capital to develop our business and fund our operations;

●	expected continual losses for the foreseeable future;

●	our ability to anticipate and adapt to a developing market(s);

●	acceptance by customers;

●	limited marketing experience;

●	competition from internet-based logistics and freight companies;

●	competitors with substantially greater financial resources and assets;

●	the ability to identify, attract and retain qualified personnel;

●	our ability to provide superior customer service; and

●	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company. We may be unable to successfully overcome these risks which could harm our business.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

Economic recessions and other factors that reduce freight volumes could have a material adverse impact on our business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, increases in prices charged by third-party carriers, interest rate fluctuations and other U.S. and global economic factors beyond our control. During economic downturns, reduced overall demand for transportation services will likely reduce demand for our services and exert downward pressures on rates and margins. In periods of strong economic growth, demand for limited transportation resources can result in increased network congestion and resulting operating inefficiencies. In addition, deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and cause us to not reach our long-term growth goals. These risks may include the following:

● A reduction in overall freight volumes in the marketplace reduces our opportunities for growth.

● A downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers.

● Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business.

● Some of our customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.

● A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

● We may not be able to appropriately adjust our expenses to changing market demands.

We have ongoing capital requirements that necessitate sufficient cash flow from operations and/or obtaining financing on favorable terms.

We have depended on cash from operations to expand the size of our operations and upgrade and expand the size of our revenue equipment fleet. In the future, we could face inabilities with generating sufficient cash from operations or obtaining sufficient financing on favorable terms. If any of these events occur, then we may face liquidity constraints or be forced to enter into less than favorable financing arrangements. Additionally, such events could adversely impact our ability to provide services to our customers.

We may not be profitable.

There can be no assurance that we will be able to implement our business plan, generate sustainable revenue or ever achieve consistently profitable operations. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.

Our success is dependent on our Chief Executive Officer and other key personnel.

Our success depends on the continuing services of our Chief Executive Officer, Mr. Steven Yariv. We believe that Mr. Yariv possesses valuable knowledge and skills that are crucial to our success and would be very difficult to replicate.

Over time, our success will depend on attracting and retaining qualified personnel, including a senior management team. Competition for senior management is intense, and we may not be able to retain our management team or attract additional qualified personnel. The loss of a member of senior management would require our remaining senior officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely impact our results of operations and prospects.

Changes in our relationships with our significant customers, including the loss or reduction in business from one or more of them, could have an adverse impact on us.

Two customers accounted for 35% of our revenue for 2017. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of our large customers might account for a relatively significant portion of the growth in revenue and margins in a particular quarter or year. Our contractual relationships with customers generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

We depend on third-parties in the operation of our business.

In our forwarding and freight brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight. In our full truckload and freight brokerage businesses (particularly our last mile delivery logistics operations, our over-the-road expedite operations and our intermodal drayage operations), we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third-parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

● equipment shortages in the transportation industry, particularly among contracted truckload carriers and railroads;

● interruptions in service or stoppages in transportation as a result of labor disputes, network congestion, weather-related issues, “Acts of God,” or acts of terrorism;

● changes in regulations impacting transportation;

● increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers; and

● changes in transportation rates.

Increases in independent contractor driver compensation or other difficulties attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to maintain or grow our independent contractor driver fleet.

Our business operates through fleets of vehicles that are owned and operated by independent contractors. These independent contractors are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses and other operating costs. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as the FMCSA Compliance Safety Accountability program may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation fleet.

In the future, we may experience difficulty in attracting and retaining sufficient numbers of qualified independent contractor drivers. Additionally, our agreements with independent contractor drivers are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified independent contractor drivers to replace those who have left our fleet. If we are unable to retain our existing independent contractor drivers or recruit new independent contractor drivers, our business and results of operations could be adversely affected.

The compensation we offer our independent contractor drivers is subject to market conditions and we may find it necessary to continue to increase independent contractor drivers’ compensation in future periods. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be required to increase our mileage rates and accessorial pay or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our profitability and ability to maintain our size or to pursue our growth strategy.

We are dependent on computer and communications systems; and a systems failure or data breach could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, natural disasters, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond our control. We mitigate the risk of business interruption by maintaining redundant computer systems, redundant networks, and backup systems. In the event of a significant system failure, our business could experience significant disruption.

We operate in a highly competitive industry and, if we are unable to adequately address factors that may adversely affect our revenue and costs, our business could suffer.

Competition in the transportation services industry is intense. Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:

● competition with other transportation services companies, some of which offer different services or have a broader coverage network, more fully developed information technology systems and greater capital resources than we do;

● reduction by our competitors of their rates to gain business, especially during times of declining economic growth, which reductions may limit our ability to maintain or increase rates, maintain our operating margins or maintain significant growth in our business;

● solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors;

● establishment by our competitors of cooperative relationships to increase their ability to address shipper needs;

● our current or prospective customers may decide to develop internal capabilities for some of the services that we provide; and

● the development of new technologies or business models could result in our disintermediation in certain businesses, such as freight brokerage.

Our results of operations may be affected by seasonal factors.

Our productivity may decrease during the winter season when severe winter weather impedes operations. Also, some shippers may reduce their shipments after the winter holiday season. At the same time, operating expenses may increase and fuel efficiency may decline due to engine idling during periods of inclement weather. Harsh weather conditions generally also result in higher accident frequency, increased freight claims, and higher equipment repair expenditures.

Status of independent contractors.

In recent years, the topic of the classification of individuals as employees or independent contractors has gained increased attention among federal and state regulators as well as the plaintiffs’ bar. Various legislative or regulatory proposals have been introduced at the federal and state levels that may affect the classification status of individuals as independent contractors or employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees (most notably, workers’ compensation benefits). Recently, certain states (most prominently, California) have seen significant increased activity by tax and other regulators and numerous class action lawsuits filed against transportation companies that engage independent contractors.

The Company classifies its third party shipping providers as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of third party shipping providers doing business with the Company. Although we believe that there are no proposals currently pending that would significantly change the employee/independent contractor classification of third party shipping providers doing business with the Company, potential changes, if any, could have a material adverse effect on our operating model. Further, the costs associated with any such potential changes could have a material adverse effect on the Company’s results of operations and financial condition if we were unable to pass through to our customers an increase in price corresponding to such increased costs. Moreover, class action litigation in this area against other transportation companies has resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors and the legal and other related expenses associated with litigating these cases can be substantial.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as strikes and terrorism.

Natural disasters such as earthquakes, tsunamis, hurricanes, tornadoes, floods or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or the operations of our customers or could damage or destroy infrastructure necessary to transport products as part of the supply chain. Specifically, these events may damage or destroy our assets, disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, and affect regional economies. As a result, these events could make it difficult or impossible for us to provide logistics and transportation services; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations or make our results more volatile.

GENERAL OPERATING RISK

We have insufficient funds to develop our business, which may adversely affect our future growth.

We will need to raise substantial additional capital to fund our operations and to develop and launch our services. We may need to sell equity securities or borrow funds in order to develop these growth strategies and our inability to raise the additional capital and/or borrow the funds needed to implement these plans may adversely affect our business and future growth.

Our future capital requirements may be substantial and will depend on many factors including:

●	marketing and developing expenses;

●	revenue received from sales and operations, if any, in the future;

●	the expenses needed to attract and retain skilled personnel; and

●	the costs associated with being a public company.

Raising capital in the future could cause dilution to our existing shareholders, and may restrict our operations or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

We will incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses, which are approximately $100,000 annually. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will devote a substantial amount of time and financial resources to these compliance initiatives.

If we fail to staff our accounting and finance function adequately, or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price, assuming that a market for our stock develops, may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

If a public market for our common stock develops, it may be volatile. This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

The market price for shares of our common stock may be significantly affected by factors such as variations in quarterly and yearly operating results, general trends in the medical wholesaling industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock, if a market for it develops.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to and may rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay”, “say-on-frequency” and “say-on-golden parachute;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to “opt out” of this provision. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” until the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration under the Securities Act, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our common stock price has fluctuated in recent years, and the trading price of our common stock is likely to continue reflect changes, which could result in losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;

●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	dilution caused by the conversion into common stock of convertible debt securities;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding, including the existing lawsuits filed against us and described elsewhere in this report, could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

If we do not meet the listing standards of a national securities exchange our investors’ ability to make transactions in our securities will be limited and we will be subject us to additional trading restrictions.

Our securities currently are traded over-the-counter on the OTC Pink market and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our shares of common stock are subject to penny stock regulations. Because our common stock is a penny stock, holders of our common stock may find it difficult or may be unable to sell their shares.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, holders of our common stock may find it difficult or may be unable to sell their shares.

We do not intend to pay cash dividends in the foreseeable future.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy. Because we do not anticipate paying dividends in the future, the only opportunity for our stockholders to realize the creation of value in our common stock will likely be through a sale of those shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the SEC.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive offices are located in the United States at 2833 Exchange Court, Suite A, West Palm Beach, Florida 33409, comprised of 400 square feet of office space. The company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 a month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. The monthly rent under the renewed lease is $1,600 plus maintenance charges and taxes.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock has been quoted on OTC Pink under the symbol “PTRA” since September 2016, and was quoted on the OTCQB before that. The table below sets forth for the periods indicated the quarterly high and low bid prices as reported on Yahoo! Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions

	Quarter (1)	High	Low
Fiscal year ended December 31, 2016	First	$0.12	$0.02
	Second	$0.09	$0.05
	Third	$0.09	$0.03
	Fourth	$0.07	$0.02

	Quarter (1)	High	Low
Fiscal year ended December 31, 2017	First	$0.04	$0.02
	Second	$0.06	$0.02
	Third	$0.03	$0.01
	Fourth	$0.02	$0.01

(1)	Our Common Stock traded on the OTCQB from July 1, 2014 through August 31, 2016.

Our common stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker- dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

As of March 31, 2018, there were 47 record holders of our common stock, and there were 142,526,532 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2017 and 2016. For detailed financial information, see the audited Consolidated Financial Statements included in this report.

For the year ended December 31, 2017 compared with the period from July 12, 2016 (inception) through December 31, 2016

The following table sets forth our revenues, expenses and net loss for the year ended December 31, 2017 and for the period from July 12, 2016 (inception) through December 31, 2016. The financial information below is derived from our audited financial statements included in Item 1 of this Annual Report.

		For the period of inception
	For the year ended December 31, 2017	(July 12, 2016) through December 31, 2016
Revenue	$1,301,332	$72,222
Cost of Sales	992,514	50,954
Gross Profit	308,818	21,268

Operating Expenses:
Legal and professional	200,600	5,871
Rent	2,016	-
Rent - affiliate	3,300	1,500
Impairment expense	36,500	-
General and administrative expenses	199,439	13,871
Total Operating Expenses	441,855	21,242

Operating Loss	(133,037)	26
Other Income (expenses)
Interest expense	(312,416)	-
Derivative expense	(609,318)	-
Change in fair value of derivative	299,797	-
Gain on extinguishment of debt	10,169	-
Total other income (expense)	(611,768)
Net Loss	$(744,805)	$26

Results of Operations

Revenues

The Company’s revenues were $1,301,332 for the year ended December 31, 2017 and $72,222 for the period from July 12, 2016 (inception) through December 31, 2016. The revenue consists of individual customers contracting to transport a vehicle from location to location and also corporate customers, primarily auto dealers, contracting to transport purchased vehicles from location to location. These corporate customers are primarily monthly paying customers which creates accounts receivable to the Company.

Cost of Revenue

Our cost of revenue was $992,514 for the year ended December 31, 2017, consisting primarily of $986,295 in carrier fees of which $13,350 were to a related party affiliate. The costs of revenues was $50,954 for the period from July 12, 2016 (inception) through December 31, 2016, consisting primarily of $50,375 in carrier fees.

Operating Expenses

Total operating expenses were $441,855 for the year ended December 31, 2017, including legal and professional fees of $200,600 primarily related to the merger, financings and public company reporting expenses, rent of $2,016, rent to an affiliate of $3,300, impairment expense of $36,500 and general and administrative expenses of $199,439, which includes $109,667 for advertising and marketing and $62,362 of wages and related costs. Total operating expenses for the period from July 12, 2016 (inception) through December 31, 2016 were $21,242 for legal and professional fees of $5,871, rent to an affiliate of $1,500 and general and administrative expenses of $13,871.

Operating Loss

The Company’s operating (loss)/income was $(133,037) and $26 for the year ended December 31, 2017 and for the period from July 12, 2016 (inception) through December 31, 2016, respectively.

Other Income (expenses)

Total other income (expenses) for the year ended December 31, 2017 was $611,768, which includes interest expense of $312,416, a change in derivative liability of $299,797, derivative expense of $609,318 and a gain on extinguishment of debt of $10,169 related to the convertible debentures.

Net Loss

The Company’s net (loss)/income was $(744,805) and $26 for the year ended December 31, 2017 and for the period from July 12, 2016 (inception) through December 31, 2016, respectively.

Weighted average number of shares

The weighted average number of shares outstanding was 135,620,232 for the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2017 Compared with the period from July 12, 2016 (inception) through December 31, 2016

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2017, we had a cash balance of $106,576. Our working capital deficit was $775,137 at December 31, 2017.

We reported a net increase in cash for the year ended December 31, 2017 of $94,851.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2017 amounted to $152,185. In the year ended December 31, 2017, the net cash used was primarily attributable to the net loss of $744,805, a decrease in derivative liability of $299,797 and a gain on extinguishment of debt of $10,169, offset by amortization of debt discount of $277,951, derivative expense of $609,318, impairment of intangible of $36,500 and effectuated primarily by a decrease in cash due to an increase in accounts receivable of $255,450 and payroll tax payable of $10,943 and an increase in cash due to an increase in accounts payable and accrued expenses of $164,642, and a decrease in cash from deferred revenue of $1,300 and proceeds from a related party of $23,551. In the period from July 12, 2016 (inception) through December 31, 2016, the net cash provided by operating activities were attributable to the net income of $26, a decrease in cash due to prepaid expenses and other current assets of $2,626, and an increase of cash due to the increase in accounts payable of $1,318, deferred revenue of $2,800 and payroll tax payable of $2,107.

Investing activities

Net cash flows provided by investing activities for the year ended December 31, 2017 was comprised of a $10,000 cash escrow acquired on March 30, 2017 in connection with the reverse merger, to be held for a six month period to pay unpaid liabilities in conjunction with the Reverse Merger. At the end of the six months, any remaining balance will be due to the former CEO. This amount was paid in July 2017. Furthermore, the Company acquired a transportation license for $36,500 which was subsequently impaired.

Financing activities

Net cash provided by financing activities was $273,536 consisting of net convertible note proceeds of $280,000 and repayments on two convertible notes of $6,464 for the year ended December 31, 2017. Net cash flows provided by financing activities was $8,100 for the period from July 12, 2016 (inception) through the December 31, 2016. We received proceeds from shareholder loans of $1,680 and subsequently repaid the advances and $8,100 from proceeds from the common stock issued to the founding shareholder.

Going Concern Consideration

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations. The Company is in an early stage and the net loss and cash used in operations for the year ended December 31, 2017 was $744,805 and $152,185, respectively. The company had a working capital deficit, accumulated deficit and shareholders’ deficit of $775,137, $744,779 and $775,137 as of December 31, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to, our ability to raise additional funding and the results of our proposed operations.

On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest.  In accordance with the note, the Company entered into default on January 3, 2018 which increased the interest rate to 2% per month.  As of the date of this report the lender has not exercised any of its remedies provided for in the note.  One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $60,000 penalty expense and the related liability.

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

Critical Accounting Policies and Significant Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most significant accounting estimates include the valuation of accounts receivable, valuation of intangible assets, the valuation of derivative instruments and valuation of deferred tax assets.

We have identified the accounting policies below as critical to our business operation:

Derivative Financial Instruments – The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-2

Consolidated Statements of Operations for the year ended December 31, 2017 and for the period from July 12, 2016 (inception) to December 31, 2016	F-3

Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended December 31, 2017 and for the period from July 12, 2016 (inception) to December 31, 2016	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2017 and for the period from July 12, 2016 (inception) to December 31, 2016	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

PetroTerra Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PetroTerra Corp. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017 and for the period from July 12, 2016 (inception) to December 31, 2016 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017 and for the period from July 12, 2016 (inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $744,805 and $152,185 respectively in 2017 and has a working capital deficit, accumulated deficit and stockholders’ deficit of $775,137, $744,779 and $775,137, respectively at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017

Boca Raton, Florida

April 17, 2018

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

PetroTerra Corp. and Subsidiary

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$106,576	$11,725
Accounts receivable	254,150	-
Prepaid expenses	663	676
Deferred expense	-	1,950

Total Current Assets	361,389	14,351

Total Assets	$361,389	$14,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$224,194	$1,318
Derivative liability	601,615	-
Convertible notes payable, net of debt discounts	272,616	-
Deferred revenue	1,500	2,800
Due to affiliate	23,551	-
Payroll taxes payable	13,050	2,107

Total Current Liabilities	1,136,526	6,225

Total Liabilities	1,136,526	6,225

Commitments and contingencies (Note 8)

Stockholder’s Equity:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	-
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 142,526,532 and 114,202,944 at December 31, 2017 and 2016, respectively	142,527	114,203
Additional paid-in capital	(176,885)	(106,103)
Retained earnings (Accumulated deficit)	(744,779)	26

Total Stockholders’ Equity (Deficit)	(775,137)	8,126

Total Liabilities and Stockholders’ Equity (Deficit)	$361,389	$14,351

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31, 2017	For the period from July 12, 2016 (inception) to December 31, 2016

Revenues	$1,301,332	$72,222

Total Revenue	1,301,332	72,222

Cost of Revenues
Carrier fees	972,945	50,375
Carrier fees – related party affiliate	13,350	-
Dispatch costs	6,219	579
Total Cost of Revenues	992,514	50,954

Gross Profit	308,818	21,268

Operating Expenses:
Legal and professional	200,600	5,871
Rent	2,016	-
Rent - affiliate	3,300	1,500
Impairment expense	36,500	-
General and administrative expenses	199,439	13,871
Total Operating Expenses	441,855	21,242

Operating (Loss) Income	(133,037)	26

Other income (expense):
Interest Expense	(312,416)	-
Derivative expense	(609,318)	-
Change in fair value of derivative	299,797	-
Gain on extinguishment of debt	10,169	-
Total Other income (expenses)	(611,768)	-

Net Loss	$(744,805)	$26

Net Loss Per Share: Basic and diluted	$(0.01)	$(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	135,620,232	114,202,944

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statements Of Changes In Stockholders’ Equity (Deficit)

Year ended December 31, 2017 and for the period from July 12, 2016 (inception) to December 31, 2016

	Preferred Stock Series A		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance at July 12, 2016 (inception)	-	$-	-	-	-	-	-

Stock issued to founder	-	-	114,202,944	114,203	(106,103)	-	8,100

Net Loss for the period from July 12, 2016 (inception) to December 31,2016	-	-	-	-	-	26	26

Balance at December 31, 2016	-	$-	114,202,944	$114,203	$(106,103)	$26	$8,126

Recapitalization	4,000,000	4,000	28,323,588	28,324	(70,782)	-	(38,458)

Net Loss for year ended December 31,2017	-	-	-	-	-	(744,805)	(744,805)

Balance at December 31, 2017	4,000,000	$4,000	142,526,532	$142,527	$(176,885)	$(744,779)	$(775,137)

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statements Of Cash Flows

	Year ended December 31, 2017	For the period from July 12, 2016 (inception) to December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(744,805)	$26

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt discounts	277,951	-
Change in fair value of derivative liability	(299,797)	-
Bad debt	1,300	-
Derivative expense	609,318	-
Gain on extinguishment of debt	(10,169)	-
Impairment expense	36,500

Increase (decrease) in cash resulting from changes in:
Accounts receivable	(255,450)	-
Prepaid expenses and other current assets	1,963	(2,626)
Accounts payable and accrued expenses	164,642	1,318
Deferred revenue	(1,300)	2,800
Accrued interest	33,168	-
Payroll taxes payable	10,943	2,107
Due to affiliate	23,551	-

Net Cash (Used In) Provided by Operating Activities	(152,185)	3,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in license	(36,500)	-
Restricted cash acquired	10,000	-

Net Cash Used In Investing Activities	(26,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued to founder	-	8,100
Proceeds from shareholder loan	-	1,680
Repayment of shareholder loan	-	(1,680)
Proceeds from convertible notes	280,000	-
Repayment of convertible notes	(6,464)	-

Net Cash Provided by Financing Activities	273,536	8,100

Net Increase in Cash, Cash Equivalents and Restricted Cash	94,851	11,725

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	11,725	-

Cash, Cash Equivalents and Restricted Cash at End of Period	$106,576	$11,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$342	-
Income Taxes	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Net liabilities assumed in reverse recapitalization	$38,458	-
Transfer of advance from lender to convertible note	$15,000	-
Debt discounts recorded from derivatives and fees	$300,000	-
Original issue discount (OID) interest	$210,000	-

The accompanying notes are an integral part of these consolidated financial statements

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

December 31, 2017 and 2016

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

Note 2 – Going Concern

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in an early stage and the net loss and cash used in operations for the year ended December 31, 2017 was $744,805 and $152,185, respectively. The company had a working capital deficit, accumulated deficit and stockholders’ deficit of $775,137, $744,779, and $775,137 as of December 31, 2017, respectively, and further losses are anticipated in the development of its business. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon increasing revenues both organically, with increased marketing efforts, and potential acquisition targets, which would be accretive to the Company. Additional capital may be required for the Company to meet its revenue growth plans. The consolidated financial statements do not include any adjustments relating to recovery of recorded assets or classification of liabilities should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

December 31, 2017 and 2016

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Petroterra Corp. and its wholly owned subsidiary, Save On. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements, in accordance with US-GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates and periodically adjusts its estimates and assumptions, based on historical experience, the impact of the current economic environment, and other key factors. Volatile energy markets, as well as changes in consumer spending have increased the inherent uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, valuation of intangible assets, the valuation of derivative instruments and valuation of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2017 and 2016, the Company did not have any cash equivalents. The Company’s cash balance does not exceed federal insured limits.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

Revenue Recognition and Cost of Revenue

The Company recognizes operating revenues and the related direct costs of such revenue which includes carrier fees and dispatch costs as of the date the freight is delivered by the carrier. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 605-45, Principal Agent Considerations, the Company recognizes revenue on a gross basis.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s client base. The Company limits its credit risk with respect to cash by maintaining cash balances with high-quality financial institutions. At times, the Company’s cash may exceed U.S. Federally insured limits, and as of December 31, 2017 and 2016, the Company did not have cash and cash equivalents on deposit that exceeded the federally insured limit.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $109,667 and $0 in advertising costs during the year ended December 31, 2017 and for the period from July 12, 2016 (inception) to December 31, 2016, respectively.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

December 31, 2017 and 2016

Intangible Assets

The Company’s intangible assets are recorded at cost and amortized over the expected useful life.

In November 2017 the Company acquired a Motor Carrier number (MC) and a Department of Transportation number (DOT) from a third party for $36,500. The Company reviews its intangible assets for impairment annually and determined that the carrying value was not recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. An impairment was recorded for the entire amount as of December 31, 2017.

Long-Lived Assets

Our company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards, as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

The Company does not recognize a tax benefit for uncertain tax positions unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the management’s judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to unrecognized tax positions in “Income tax expense” in the income statement.

Derivative Financial Instruments

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these notes are consistent with terms available in the market for instruments with similar risk.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. Dilutive securities as of December 31, 2017 include convertible notes which were convertible into approximately 84,835,079 common shares as of December 31, 2017 and Series A convertible preferred stock which were convertible into 51,380,552 common shares as of December 31, 2017.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

December 31, 2017 and 2016

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

● ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017.

● ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).

● ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements.

● ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017. The Company will adopt ASC 606 using the modified retrospective method for annual and interim reporting periods beginning January 1, 2018. The Company has aggregated and reviewed its contracts that are within the scope of ASC 606. Based on its evaluation, the Company does not anticipate the adoption of ASC 606 will have a material impact on its balance sheet or related consolidated statements of earnings, equity or cash flows. Accordingly, the Company will continue to recognize revenue at the time services are delivered.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
December 31, 2017 and 2016

Note 4 – Accounts Receivable

The following table presents the accounts receivable:

	December 31, 2017	December 31, 2016
Accounts receivable	$254,150	$-
Allowance for doubtful accounts	-	-
Accounts Receivable	$254,150	$-

Bad debt expense in 2017 was $1,300 related to a direct write-off of accounts receivable.

Note 5 - Deferred Expenses

The following table presents the composition of deferred expenses:

	December 31, 2017	December 31, 2016
Carrier Fees	$—	$1,950
Deferred expenses	$—	$1,950

Note 6 - Accounts Payable and Accrued Liabilities

The following table presents the composition of accounts payable and accrued liabilities:

	December 31, 2017	December 31, 2016
Accounts payable	$154,278	$1,318
Accrued interest	33,168	—
Other accrued expenses	36,748	—
Accounts payable and accrued expense	$224,194	$1,318

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
December 31, 2017 and 2016

Note 7 – Convertible Promissory Notes Payable

Convertible promissory notes at December 31, 2017 are as follows:

2017
Red Diamond Partners, LLC, net of derivative debt discount of $118,370	$151,630
RDW Capital, LLC., net of original issuance discount of $104,137 and derivative debt discount of $14,877	120,986
Convertible promissory notes payable, net	$272,616

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

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
December 31, 2017 and 2016

Red Diamond Partners LLC

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. On April 25, 2017, the Company received the initial Tranche of $95,000, which is a loan amount of $100,000, net of the $5,000 fee, recorded as convertible note payable. The initial Tranche matures on April 25, 2018 and each tranche will mature 1 year after the date of such funding. The second Tranche was received on June 2, 2017 for $85,000 and the third Tranche for $85,000 was received on August 8, 2017 upon filing of the Registration Statement. The fourth Tranche will be for $85,000 and was to occur ninety (90) days after the First Closing, however, as of the date of this filing, the fourth tranche has not yet been received. The Purchaser shall not be required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. The RedDiamond Notes bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion.

In connection with the issuance of the Convertible Promissory Note above, the Company determined that the terms of the Convertible Promissory Note included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Black-Scholes valuation model. On the initial measurement dates of tranches received prior to December 31, 2017, the fair value of the embedded conversion option derivatives of $376,841 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $265,000 with the remainder of $111,841 charged as initial derivative expense.

On the three initial measurement dates, the fair value of the derivative liabilities was estimated using the Black-Scholes valuation model with the following assumptions: dividend rate 0%, expected term 1.0 year, expected volatility ranging from 319% to 526%, risk-free interest rate ranging from 1.09% to 1.24%.

The balance of the note payable as of December 31, 2017 amounted to $151,630 comprised of principal balance of $270,000, net of debt discount relating to the bifurcated derivative of $118,370.

PETROTERRA CORP.
Notes To The Consolidated Financial Statements
December 31, 2017 and 2016

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

The balance as of December 31, 2017 amounted to $120,986, comprised of principal balance of $240,000, and net of Original Issue Discount (OID) of $104,137 and debt discount relating to the bifurcated derivative of $14,877.

On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest.  In accordance with the note, the Company entered into default on January 3, 2018 which increased the interest rate to 2% per month.  As of the date of this report the lender has not exercised any of its remedies provided for in the note.  One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $60,000 penalty expense and the related liability.

Note 8 – Commitments and Contingencies

Related Party – Lease

The Company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. The monthly rent under the renewed lease is $1,600 plus maintenance charges and taxes.

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

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

December 31, 2017 and 2016

Note 9– Stockholders’ Equity

Preferred

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $.0833 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 days notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Undeclared cumulative preferred stock dividends were approximately $280,000 as of December 31, 2017.

Recapitalization

On March 30, 2017, the Company closed the Share Exchange Agreement between Save-On and Petroterra Corp. and is deemed to have issued 4,000,000 Series A convertible preferred shares and 28,323,588 common shares to the original shareholders of Petroterra Corp. The Company acquired assets of $10,000 and assumed liabilities of $48,458.

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 10 – Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	601,615
Total liabilities measured at fair value	$-	$-	$-	$601,615

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2016	$-
Fair value of derivative liabilities assumed in merger	7,263
Initial fair value of derivative instruments issued in 2017	904,318
(Gain) Loss on extinguishment of debt	(10,169)
(Gain) Loss on change in derivative liability	(299,797)
Ending balance as of December 31, 2017	$601,615

PETROTERRA CORP.

Notes To The Consolidated Financial Statements

December 31, 2017 and 2016

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

December 31, 2017
Embedded Conversion Feature
Risk free interest rate	0.66% to 1.76%
Expected volatility	258.56% to 526.52%
Expected life (in years)	0.38 to 1.00
Expected dividend yield	-

Note 11– Related Party Transactions

The Company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third party landlord directly for the entire space previously occupied by the affiliate. Rent expense to the affiliate was $3,300 in the year ended December 31, 2017 and $1,500 from July 12, 2016 (inception) through December 31, 2016.

The Company utilized the affiliate as one of the carriers, providing auto transportation, in the normal course of business. The carrier fees incurred to the affiliate were $13,350 for the year ended December 31, 2017.

During 2017 certain revenue and related costs initially recorded by the Company were deemed as affiliate revenue and related costs and were therefore reversed. This was caused by either customers who had not yet approved the Company as a vendor or remittances which were made to the affiliate directly. Such remittances were then remitted from the affiliate back to the Company. The outcome resulted in a net due to affiliate of $23,551 as of December 31, 2017.

The Company utilized various ancillary services of the affiliate including software and certain technology without any charge by the affiliate.

The Company also utilized certain employees of the affiliate in 2017 without any charge by the affiliate. As a result the Company did not incur any labor charges for the period January 1, 2017 through December 15, 2017, except the salary of the Chief Executive Officer.

Note 12 –Concentrations

As of December 31, 2017, two customers represented 23% and 12% respectively of the Company’s total net revenues. No single customer accounted for more than 5% of the Company’s total net revenues in 2016.

As of December 31, 2017, two customers represented 12% and 10% respectively of the Company’s net accounts receivable.

As of December 31, 2017 and 2016, we had no carriers that were in excess of 10% in either carrier fees or as part of accounts payable.

All revenues are derived from customers in the United States.

Note 13 – Income Taxes

Net (loss) before income taxes for the years ended December 31, 2017 and for the period from July 12, 2016 (inception) through December 31, 2016 were approximately $(744,805) and $26, respectively.

The components for the provision of income taxes include:

	December 31, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$30,600	$-
Less: valuation allowance	(30,600)	-
Net deferred tax asset	$-	$-

A reconciliation of the statutory US Federal income tax rate to the company’s effective income tax rate is as follows:

	December 31, 2017	December 31, 2016

Federal tax	34.00%	-
State tax	3.65%
Permanent items	(31.55)%
Change in valuation allowance	(4.11)%
Rate change from TCJA	(1.99)%
Effective income tax rate	0.00%	-

On December 22, 2017 the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Pursuant to Staff Accounting Bulletin No 118, a reasonable estimate of the specific income tax effects for the TCJA can be determined and the Company is reporting these provisional amounts. Accordingly, the company may revise these estimates in the upcoming year.

The TCJA reduces the corporate income tax rate from 34% to 21% effective January 1, 2018. All deferred income tax assets and liabilities, including NOL’s have been measured using the new rate under the TCJA and are reflected in the valuation of these assets as of December 31, 2017.

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are net operating loss (“NOL”) carryforwards of $30,600.

At December 31, 2017 a net operating loss (“NOL”) carryforward for federal income tax purposes is $120,600. The Federal NOL’s will begin to expire in 2037.

The tax years ended December 31, 2014 through 2017 are considered to be open under statute and therefore may be subject to examination by the IRS.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended December 31, 2017. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 because of the items set forth below under “Management’s Report on Internal Control over Financial Reporting”:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties as our sole director is also our sole officer.

3)	There is a lack of segregation of duties and monitoring controls regarding accounting because there is only one accountant maintaining the books and records.

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of an outside consultant to assist in financial expertise.

5)	The Company does not have adequate controls in place to segregate revenues generated by the Company from revenues generated by the affiliate.

We do not believe the material weaknesses described above caused any significant misreporting of our financial condition and results of operations for the year ended December 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We are contacting our dealer clients to ensure proper approval of Save On Transport, as a vendor, has occurred for existing dealers and confirming such approval with any new dealer clients prior to providing services.  Any remittances received which include both Save On Transport and affiliate payments will be returned to the client advising that reissuance is needed to each entity separately.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Steven Yariv (1)	43	Chief Executive Officer and Director	March 30, 2017

(1) Steven Yariv had been the Chief Executive Officer and Sole Director of Save on Transport since its inception.

Directors are elected to serve until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action. Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Steven Yariv – Chief Executive Officer and Director

Steven Yariv is Chief Executive Officer and Chairman of the Board of Directors of the Company and the Chief Executive Officer of Save on Transport. Mr. Yariv has been the Chief Executive Officer/President of Save on Transport since inception, and he has been involved in the transportation industry for 15 years.

Director Independence

We are not currently subject to the listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” We do not have an independent director under the applicable standards of the SEC and the Nasdaq stock market.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review by us of Forms 3 and 4 relating to fiscal years 2017 and 2016 as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2016, we believe that during the fiscal years ended December 31, 2017 and 2016, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

Code of Ethics

The Company expects to adopt a code of ethics during fiscal year 2018.

Audit Committee

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Compensation Committee

We do not have an compensation committee and as a result our board of directors performs the duties of a compensation committee. Our board of directors reviews and approves various compensation policies and matters and reviews and approves salaries, bonuses and other matters relating to our officers. [The committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee’s contributions to our current and future success, as well as their salary level in comparison to the market value of personnel with similar skills and responsibilities.]

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us and Save on Transport during the last two fiscal years indicated to (i) all individuals that served as our or Save on Transport’s principal executive officer or acted in a similar capacity for us or Save on Transport at any time during the most recent fiscal year indicated; (ii) the two most highly compensated executive officers who were serving as executive officers of us or Save on Transport at the end of the most recent fiscal year indicated that received annual compensation during such fiscal year in excess of $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of us or Save on Transport at the end of the most recent fiscal year indicated.

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards (4) ($)		Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Barton, Chief Executive Officer/Chief Financial Officer (1)	2017	0	0	0		0	0	0	0	0
	2016	120,000	0	9,600	(5)	0	0	0	0	129,600
Kurt Reinecke, Chief Operating Officer (2)	2017	0	0	0		0	0	0	0	0
	2016	82,500	0	65,600	(7)	0	0	0	0	148,100
Lawrence Sands, Interim Chief Executive Officer and Chief Financial Officer (6)	2017	0		0		0	0	0	0	0
	2016			0		0	0	0	0	0
Steven Yariv, Chief Executive Officer (3)	2017	42,500		0		0	0	0	0	42,500
	2016	9,000		0		0	0	0	0	9,000

(1) On January 9, 2017, Mr. Barton resigned as our Chief Executive Officer and Chief Financial Officer. The compensation listed reflects compensation for Mr. Barton in his dual role as Chief Executive Officer and Chief Financial Officer.

(2) On January 9, 2017, Mr. Reinecke resigned as our Chief Operating Officer.

(3) Reflects compensation received from Save on Transport.

(4) Reflects grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.

(5) On February 9, 2016, John Barton was granted 160,000 shares of common stock in accordance with his employment agreement dated February 4, 2014.

(6) Mr. Sands served as the interim Chief Executive Officer and interim Chief Financial Officer from January 14, 2017 until Mr. Sands resigned all officer positions as our Chief Operating Officer on March 30, 2017.

Employment Agreements

The Company has no employment agreements in place as of April 17, 2018.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. The Company also does not currently offer or have any benefits, such as health or life insurance, available to its employees.

Outstanding Equity Awards at Fiscal Year-End

The Company’s officers did not receive any equity awards during the period covered by this Current Report nor has any other former officer received equity awards during the period covered by this Current Report.

Director Compensation

Steve Yariv, the Company’s sole director receives no compensation as director, however, Mr. Yariv was paid $42,500 in compensation in his role as Chief Executive Officer as such during the period covered by this Current Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2017, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Reverse Merger, to our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Save on Transport, 2833 Exchange Court, West Palm Beach, FL 33409.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)

Directors and Executive Officers
Steven Yariv	114,202,944 shares	80.13%

All directors and executive officers as a group	114,202,944 shares	80.13%

5% Shareholders
John Barton	14,455,722 shares	10.14%

(1) Applicable percentage ownership is based on 142,526,532 shares of Common Stock outstanding as of December, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed or incurred related to the following years for professional services rendered by our independent auditor, Salberg & Company, PA for 2017 and 2016 are set forth below.

	2017	2016
Audit fees	$35,000	$9,000
Audit-related fees	19,700	-
Tax fees	-	-
All other fees	-	-
Total	$54,700	$9,000

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

* Filed Herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2018.

PETROTERRA CORP.

By:	/s/ Steven Yariv
Steven Yariv, Principal Executive Officer, Principal Financial Officer and Sole Director

