Form 10-Q
period 2018-03-31
PETROTERRA CORP.
filed 2018-05-21
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

2833 EXCHANGE COURT, SUITE A

WEST PALM BEACH, FL 33409

(Address of principal executive offices)

561-801-9188

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 15, 2018
Common Stock, $0.001	142,526,532

FORM 10-Q

PETROTERRA CORP.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PetroTerra Corp. and Subsidiary

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$93,267	$106,576
Accounts receivable	343,625	254,150
Prepaid expenses	1,658	663

Total Current Assets	438,550	361,389

Total Assets	$438,550	$361,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$334,974	$224,194
Derivative liability	385,167	601,615
Convertible notes payable, net of debt discounts	398,370	272,616
Deferred revenue	1,500	1,500
Due to affiliate	32,751	23,551
Payroll taxes payable	-	13,050

Total Current Liabilities	1,152,762	1,136,526

Total Liabilities	1,152,762	1,136,526

Commitments and contingencies (Note 7)

Stockholder’s Deficit:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	4,000
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 142,526,532 at March 31, 2018 and December 31, 2017, respectively	142,527	142,527
Additional paid-in capital	(176,885)	(176,885)
Retained earnings (Accumulated deficit)	(683,854)	(744,779)

Total Stockholders’ Deficit	(714,212)	(775,137)

Total Liabilities and Stockholders’ Deficit	$438,550	$361,389

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenues	$1,177,763	$26,272

Total Revenue	1,177,763	26,272

Cost of Revenues
Carrier fees	889,458	17,450
Carrier fees – related party affiliate	3,600	-
Dispatch costs	3,497	450
Total Cost of Revenues	896,555	17,900

Gross Profit	281,208	8,372

Operating Expenses:
Legal and professional	45,335	31,650
Rent	6,048	-
Rent - affiliate	-	900
General and administrative expenses	237,095	2,534
Total Operating Expenses	288,478	35,084

Operating (Loss) Income	(7,270)	(26,712)

Other income (expense):
Interest Expense	(148,253)	(37)
Change in fair value of derivative	216,448	91
Total Other income (expenses)	68,195	54

Net Income (Loss)	$60,925	$(26,658)

Net Income (Loss) Per Share: Basic	$0.00	$(0.00)
Net Income (Loss) Per Share: Diluted	$0.00	$(0.00)
Weighted-average number of common shares outstanding: Basic	142,526,532	114,213,434
Weighted-average number of common shares outstanding: Diluted	282,111,036	114,213,434

The accompanying notes are an integral part of these consolidated financial statements

PetroTerra Corp. and Subsidiary

Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$60,925	$(26,658)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt discounts	125,753	35
Change in fair value of derivative liability	(216,448)	(91)

Increase (decrease) in cash resulting from changes in:
Accounts receivable	(89,475)	-
Prepaid expenses and other current assets	(995)	1,950
Accounts payable and accrued expenses	88,281	23,049
Deferred revenue	-	(2,800)
Accrued interest	22,500	-
Payroll taxes payable	(13,050)	(2,107)
Due to affiliate	9,200	-

Net Cash (Used In) Provided by Operating Activities	(13,309)	(6,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	-	10,000

Net Cash Used In Investing Activities	-	10,000

Net Increase in Cash, Cash Equivalents and Restricted Cash	(13,309)	3,378

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	106,576	11,725

Cash, Cash Equivalents and Restricted Cash at End of Period	$93,267	$15,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$-	$5,103
Restricted cash	-	10,000
Total cash, cash equivalents and restricted cash	$-	$15,103

The accompanying notes are an integral part of these consolidated financial statements

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Note 1 – Organization and Business Operations

PetroTerra Corp. was incorporated under the laws of the State of Nevada, on July 25, 2008 and prior to the reverse merger discussed below, was inactive.

Save On Transport Inc. (“Save On”) was incorporated in the state of Florida and started business on July 12, 2016 (“Inception Date”). Save On is a provider of integrated transportation management solutions consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. As an early stage company, Petroterra’s current operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in an early stage and the net income and cash used in operations for the three months ended March 31, 2018 was $60,925 and $13,309, respectively. The company had a working capital deficit, accumulated deficit and stockholders’ deficit of $714,212, $683,854, and $714,212 as of March 31, 2018, respectively, and further losses are anticipated in the development of its business. Furthermore, on December 31, 2017, the Company failed to make a required maturity date payment of principal and interest on a $240,000 note. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 2% per month. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $60,000 penalty expense and the related liability. In addition, on April 25, 2018, the Company failed to make its required maturity date payment of principal and interest on a convertible promissory note of $100,000. In accordance with the note, the Company entered into default on April 27, 2018, which increased the interest rate to 1.5% per month. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $25,000 penalty expense and the related liability.

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

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K, filed on April 17, 2018. The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

Principles of Consolidation

The unaudited consolidated financial statements of the Company include the accounts of Petroterra Corp. and its wholly owned subsidiary, Save On. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the audited consolidated financial statements, in accordance with US-GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates and periodically adjusts its estimates and assumptions, based on historical experience, the impact of the current economic environment, and other key factors. Volatile energy markets, as well as changes in consumer spending have increased the inherent uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, valuation of intangible assets, the valuation of derivative instruments and valuation of deferred tax assets.

Revenue Recognition and Cost of Revenue

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer service orders, including significant judgments. Our payment terms are net 30 days from acceptance of delivery. We do not incur incremental costs obtaining service orders from our customers, however, if we did, because all of our contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASC, resulted in no cumulative effect at January 1, 2018 and no change prospectively to our results of operations or financial condition.

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

The Company recognizes operating revenues and the related direct costs of such revenue which included carrier fees and dispatch costs as of the date the freight is delivered by the carrier which is when the performance obligation is satisfied. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis.

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

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding shares of common stock during the period. Diluted income (loss) per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive income (loss) per share excludes all potential shares of common stock if their effect is anti-dilutive.

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Recent Accounting Pronouncements

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

Note 4 – Accounts Receivable

The following table presents the accounts receivable:

	March 31, 2018	December 31, 2017
Accounts receivable	$343,625	$254,150
Allowance for doubtful accounts	-	-
Accounts Receivable	$343,625	$254,150

Note 5 - Accounts Payable and Accrued Liabilities

The following table presents the composition of accounts payable and accrued liabilities:

	March 31, 2018	December 31, 2017
Accounts payable	$231,805	$154,278
Accrued interest	55,668	33,168
Other accrued expenses	47,501	36,748
Accounts payable and accrued expense	$334,974	$224,194

PETROTERRA CORP.
Condensed Notes To The Consolidated Financial Statements
March 31, 2018 and 2017

(Unaudited)

Note 6 – Convertible Promissory Notes Payable

Convertible promissory notes at March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
Red Diamond Partners, LLC, net of derivative debt discount of $51,795 and $118,370, respectively	$218,205	$151,630
RDW Capital, LLC., net of original issuance discount of $52,356 and $104,137 and derivative debt discount of $7,479 and $14,877, respectively	180,165	120,986
Convertible promissory notes payable, net	$398,370	$272,616

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

All convertible promissory notes contain cross default provisions whereby a default in any one note greater than $25,000 will cause a default in all the notes, however, this provision is only effective if there is a formal notice of default by the lender.

Red Diamond Partners LLC

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. On April 25, 2017, the Company received the initial Tranche of $95,000, which is a loan amount of $100,000, net of the $5,000 fee, recorded as convertible note payable. The initial Tranche matured on April 25, 2018 and each tranche will mature 1 year after the date of such funding. The second Tranche was received on June 2, 2017 for $85,000 and the third Tranche for $85,000 was received on August 8, 2017 upon filing of the Registration Statement. The fourth Tranche will be for $85,000 and was to occur ninety (90) days after the First Closing, however, as of the date of this filing, the fourth tranche has not yet been received. The Purchaser shall not be required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. The RedDiamond Notes bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion.

On April 25, 2018, the Company failed to make its required maturity date payment of principal and interest on a Convertible Promissory Note of $100,000. In accordance with the note, the Company entered into default on April 27, 2018, which increased the interest rate to 1.5% per month. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $25,000 penalty expense and the related liability.

In connection with the issuance of the Convertible Promissory Note above, the Company determined that the terms of the Convertible Promissory Note included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Black-Scholes valuation model. On the initial measurement dates of tranches received prior to March 31, 2018, the fair value of the embedded conversion option derivatives of $376,841 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $265,000 with the remainder of $111,841 charged as initial derivative expense.

On the three initial measurement dates, the fair value of the derivative liabilities was estimated using the Black-Scholes valuation model with the following assumptions: dividend rate 0%, expected term 1.0 year, expected volatility ranging from 319% to 526%, risk-free interest rate ranging from 1.09% to 1.24%.

PETROTERRA CORP.
Condensed Notes To The Consolidated Financial Statements
March 31, 2018 and 2017

(Unaudited)

The balance of the note payable as of March 31, 2018 and December 31, 2017 amounted to $218,205 and $151,630, comprised of principal balance of $270,000, net of debt discount relating to the bifurcated derivative of $51,795 and $118,370, respectively.

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

The balance as of March 31, 2018 and December 31, 2017 amounted to $180,165 and $120,986, comprised of principal balance of $240,000, and net of Original Issue Discount (OID) of $52,356 and $104,137 and debt discount relating to the bifurcated derivative of $7,479 and $14,877, respectively.

On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 2% per month. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $60,000 penalty expense and the related liability.

PETROTERRA CORP.
Condensed Notes To The Consolidated Financial Statements
March 31, 2018 and 2017

(Unaudited)

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

On March 30, 2017, we assumed a convertible note payable to RDW Capital, LLC which was dated March 15, 2017. The $2,464 note payable bears interest at 12% per annum. The note matured on September 15, 2017 and is secured by the share reservation of 300% of the number of shares of common stock issuable upon a conversion. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages for the ten (10) days preceding the date of conversion and contains price protection on the conversion rate. On August 10, 2017, the principal of $2,464, accrued interest of $116 and prepayment fees of $387 were paid.

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

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Note 8– Stockholders’ Equity

Preferred

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $.0833 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 days notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Undeclared cumulative preferred stock dividends were approximately $350,000 as of March 31, 2018.

NOTE 9 – Revenue Recognition

The revenue that we recognize arises from service orders we receive from our customers. Our performance obligations under the service orders correspond to each delivery of vehicle that we make to our customer under the service orders; as a result, each service order generally contains only one performance obligation based on the delivery to be completed. Control of the delivery transfers to our customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our service, which generally occurs at the later of when the customer obtains title to vehicle or when the customer assumes risk of loss of the vehicle. The transfer of control generally occurs at a point of delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the agreed upon delivery fee. In our contracts with customers, we allocate the entire transaction price to the delivery fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue.

If we continued to apply legacy revenue recognition guidance for the first three months of 2018, our revenues, gross margin, and net loss would not have changed. See Note 1—Revenue Recognition for the impact of our adoption of ASC No. 2014-09.

Disaggregation of Revenue:

The following table summarizes the percentage of revenues with our customers for the three months ended March 31, 2018 and 2017:

	2018	2017
Corporate customers	98%	0%
Individual customers	2%	100%
Total Revenue	100%	100%

The Company reports as a single segment and in the disaggregation above, the Company categorizes revenue by type.

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Note 10 – Net Income (loss) per share

The Company computes loss per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common stock and common stock equivalents outstanding during the period so long as the effect of including the common stock equivalents is not anti-dilutive.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2018 and 2017:

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Basic loss per share calculation:
Net income (loss) from continuing operations to common shareholders	$60,925	$(26,658)
Net income (loss) to common shareholders	$60,295	$(26,658)

Weighted average common shares outstanding	142,526,532	114,213,434

Net income (loss) per share from continuing operations	$0.00	$(0.00)
Basic net income (loss) per common share	$0.00	$(0.00)

Diluted loss per share calculation:
Net income (loss) from continuing operations to common shareholders	$60,925	$(26,658)
Net income (loss) to common shareholders	$60,925	$(26,658)

Weighted average common shares outstanding	142,526,532	114,213,434
Dilutive securities	139,584,504	-
Weighted average dilutive common shares outstanding	282,111,036	114,213,434

Net income (loss) per share from continuing operations	$0.00	$(0.00)
Diluted net income (loss) per common share	$0.00	$(0.00)

Dilutive securities as of March 31, 2018 and 2017 include convertible notes which were convertible into approximately 87,384,336 and 446,398 common shares as of March 31, 2018 and 2017 and Series A convertible preferred stock which were convertible into 52,200,168 and 48,875,654 common shares as of March 31, 2018 and 2017, respectively.

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

NOTE 11 – Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2018:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liability	385,167	-	-	385,167
Total liabilities measured at fair value	$385,167	$-	$-	$385,167

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2017	$601,615
(Gain) Loss on change in derivative liability	(216,448)
Ending balance as of March 31, 2018	$385,167

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Convertible Debentures

The derivative liabilities related to the embedded conversion features were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

March 31, 2018
Embedded Conversion Feature
Risk free interest rate	1.93%
Expected volatility	276.5%
Expected life (in years)	0.07 to .36
Expected dividend yield	-

Note 12– Related Party Transactions

The Company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. Rent expense to the affiliate was $0 in the three months ended March 31, 2018 and $900 in the three months ended March 31, 2017.

The Company utilized the affiliate as one of the carriers, providing auto transportation, in the normal course of business. The carrier fees incurred to the affiliate were $3,600 for the three months ended March 31, 2018.

During 2017 certain revenue and related costs initially recorded by the Company were deemed as affiliate revenue and related costs and were therefore reversed. This was caused by either customers who had not yet approved the Company as a vendor or remittances which were made to the affiliate directly. Such remittances were then remitted from the affiliate back to the Company. The outcome resulted in a net due to affiliate of $32,751 as of March 31, 2018 and $23,551 as of December 31, 2017.

The Company utilized various ancillary services of the affiliate including software and certain technology without any charge by the affiliate.

Note 13 –Concentrations

For the three months ended March 31, 2018, one customer represented 12% of the Company’s total net revenues. For the three months ended March 31, 2017, no single customer accounted for more than 10% of the Company’s total net revenues.

For the three months ended March 31, 2018, one customer represented 10% of the Company’s net accounts receivable. As of December 31, 2017, two customers represented 12% and 10% of the Company’s net accounts receivable.

For the three months ended March 31, 2018 and 2017, we had no carriers that were in excess of 10% in either carrier fees or as part of accounts payable.

All revenues are derived from customers in the United States.

PETROTERRA CORP.

Condensed Notes To The Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Note 14 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below;

On April 25, 2018, the Company failed to make its required maturity date payment of principal and interest on a RedDiamond Convertible Promissory Note of $100,000. In accordance with the note, the Company entered into default on April 27, 2018, which increased the interest rate to 1.5% per month. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $25,000 penalty expense and the related liability (See Note 6).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reverse Merger

On March 30, 2017 (the “Closing Date”), our company and Save on Transport entered into a Share Exchange Agreement dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, Save on Transport became a wholly-owned subsidiary of ours on the Closing Date (the “Reverse Merger”). In the Reverse Merger, we purchased all of the issued and outstanding common stock of Save on Transport from Steven Yariv, and in exchange, we issued 114,202,944 shares of our common stock, par value $0.001 per share (the “Common Stock”), to Steven Yariv.

Save on Transport operates as an automobile shipping company that provides transportation, brokerage, and logistics services relating to vehicle shipping.

At the closing of the Reverse Merger, Lawrence Sands, our former Chief Executive Officer, Chief Financial Officer and sole director, resigned from all of his positions. Steven Yariv was elected as the Chairman of our Board of Directors and appointed Chief Executive Officer.

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

Basis of Presentation

The unaudited consolidated financial statements for the three months ended March 31, 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

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

For the three months ended March 31, 2018 compared with the three months ended March 31, 2017

The following table sets forth our revenues, expenses and net income (loss) for the three months ended March 31, 2018 and 2017. The financial information below is derived from our unaudited financial statements included in Item 1 of this Quarterly Report.

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Revenue	$1,177,763	$26,272
Cost of Sales	896,555	17,900
Gross Profit	281,208	8,372

Operating Expenses:
Legal and professional	45,335	31,650
Rent	6,048	-
Rent - affiliate	-	900
General and administrative expenses	237,095	2,534
Total Operating Expenses	288,478	35,084

Operating Loss	(7,270)	(26,712)
Other Income (expenses)
Interest expense	(148,253)	(37)
Change in fair value of derivative	216,448	91
Total other income (expense)	68,195	54
Net Loss	$60,925	$(26,658)

Results of Operations

Revenues

The Company’s revenues were $1,177,763 for the three months ended March 31, 2018 and $26,272 for the three months ended March 31, 2017. The revenue consists of individual customers contracting to transport a vehicle from location to location and also corporate customers, primarily auto dealers, contracting to transport purchased vehicles from location to location. The increase in revenue compared to the prior year is a shift away from individual customers to increasing the corporate customers, which offers the potential for more frequent business. These corporate customers are primarily monthly paying customers which creates accounts receivable to the Company.

Cost of Revenue

Our cost of revenue was $896,555 for the three months ended March 31, 2018, consisting primarily of $893,058 in carrier fees of which $3,600 was to a related party affiliate. The cost of revenues was $17,900 for the three months ended March 31, 2017, consisting primarily of $17,450 in carrier fees. The increase in cost of revenue compared to the prior period is due to higher revenue which has a direct correlation to the associated carrier fee costs.

Operating Expenses

Total operating expenses were $288,478 for the three months ended March 31, 2018, including legal and professional fees of $45,335 primarily related to public company reporting expenses, rent of $6,048 and general and administrative expenses of $237,095, which includes $220,639 of wages and related costs. Total operating expenses for the three months ended March 31, 2017 were $35,084 for legal and professional fees of $31,650, rent to an affiliate of $900 and general and administrative expenses of $2,534. The increase in operating expenses compared to the prior year period is due to the Company’s growth, including the expansion of office space and additional employee wages and related costs.

Operating Loss

The Company’s operating loss was $7,270 and $26,712 for the three months ended March 31, 2018 and 2017, respectively.

Other Income (expenses)

Total other income for the three months ended March 31, 2018 and 2017 was $68,195 and $54, which includes interest expense of $148,253 and $37 and a gain on change in derivative liability of $216,448 and $91, respectively.

Net Loss

The Company’s net income (loss) was $60,925 and $(26,658) for the three months ended March 31, 2018 and for the three months ended March 31, 2017, respectively.

Weighted average number of shares

The weighted average number of shares outstanding was 142,526,532 and 114,213,434 for the three months ended March 31, 2018 and 2017, respectively. Dilutive securities as of March 31, 2018 include convertible notes which were convertible into approximately 87,384,336 common shares as of March 31, 2018 and Series A convertible preferred stock which were convertible into 52,200,168 common shares as of March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2018, we had a cash balance of $93,267. Our working capital deficit was $714,212 at March 31, 2018.

We reported a net decrease in cash for the three months ended March 31, 2018 of $13,309.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2018 amounted to $13,309. In the three months ended March 31, 2018, the net cash used was primarily attributable to the net income of $60,925, offset by a decrease in gain on derivative liability of $216,448, amortization of debt discount of $125,753, and effectuated primarily by a decrease in cash due to an increase in accounts receivable of $89,475, prepaid expenses of $995 and payroll tax payable of $13,050 and an increase in cash due to an increase in accounts payable and accrued expenses of $88,281, an increase in interest payable of $22,500 and due from a related party of $9,200.

In the three months ended March 31, 2017, the net cash provided by operating activities were attributable to the net loss of $26,658, a decrease in cash due to deferred revenue of $2,800 and payroll taxes payable $2,107, and an increase of cash due to the increase in accounts payable of $23,049 and a decrease in prepaid expense of $1,950.

Investing activities

Net cash flows provided by investing activities for the three months ended March 31, 2017 was comprised of a $10,000 cash escrow acquired on March 30, 2017 in connection with the reverse merger, to be held for a six month period to pay unpaid liabilities in conjunction with the Reverse Merger. At the end of the six months, any remaining balance will be due to the former CEO. This amount was paid in July 2017. There are no cash flows from investing in the three months ended March 31, 2018.

Going Concern Consideration

Our operations and financial results are subject to numerous, various risks and uncertainties that could adversely affect our business, financial condition and results of operations. The Company is in an early stage and the net income and cash used in operations for the three months ended March 31, 2018 was $60,925 and $13,309, respectively. The company had a working capital deficit, accumulated deficit and shareholders’ deficit of $714,212, $683,854 and $714,212 as of March 31, 2018, respectively, and further losses are anticipated in the development of its business. Furthermore, on December 31, 2017, the Company failed to make a required maturity date payment of principal and interest. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 2% per month. As of the date of this report the lender has not  notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $60,000 penalty expense and the related liability. In addition, on April 25, 2018, the Company failed to make its required maturity date payment of principal and interest on a convertible promissory note of $100,000. In accordance with the note, the Company entered into default on April 27, 2018, which increased the interest rate to 1.5% per month. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $25,000 penalty expense and the related liability.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of March 31, 2018. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 because of the items set forth below:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PETROTERRA CORP.

Dated May 21, 2018	By:	/s/ Steven Yariv
Steven Yariv
Chief Executive Officer

