Form 10-Q
period 2018-06-30
Transportation & Logistics Systems, Inc.
filed 2018-10-30
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34970

Transportation and Logistics Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3106763
(State or Other Jurisdiction	IRS Employer
of Organization)	Identification Number

2833 Exchange Court, Suite A West Palm Beach, Florida 33409	33409
(Address of principal executive offices)	(Zip code)

561-801-9188

(Registrant’s telephone number, including area code)

PetroTerra Corp.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 26, 2018
Common Stock, $0.001	4,220,106

Transportation and Logistics Systems, Inc.

FORM 10-Q

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$684,589	$106,576
Accounts receivable, net	1,813,031	254,150
Prepaid expenses and other current assets	143,921	663

Total Current Assets	2,641,541	361,389

OTHER ASSETS:
Property, plant and equipment, net	618,724	-
Intangible asset, net	4,954,641	-

Total Other Assets	5,573,365	-

TOTAL ASSETS	$8,214,906	$361,389

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts	$500,918	$272,616
Notes payable	1,432,712	-
Accounts payable	329,169	224,194
Accrued expenses	422,367	-
Insurance payable	515,315	-
Derivative liability	11,594,755	601,615
Deferred revenue	2,950	1,500
Due to related parties	477,204	23,551
Accrued compensation and related benefits	464,455	13,050

Total Current Liabilities	15,739,845	1,136,526

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discounts	104,063	-
Notes payable	180,124	-

Total Long-term Liabilities	284,187	-

Total Liabilities	16,024,032	1,136,526

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:

Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	4,000
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 4,170,106 and 570,106 at June 30, 2018 and December 31, 2017, respectively	4,170	570
Additional paid-in capital	7,377,472	(34,928)
Accumulated deficit	(15,194,768)	(744,779)

Total Shareholders’ Deficit	(7,809,126)	(775,137)

Total Liabilities and Shareholders’ Deficit	$8,214,906	$361,389

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$1,758,828	$150,874	$2,936,591	$177,146

COST OF REVENUES
Third party	1,394,224	110,048	2,287,179	127,948
Related party	1,800	-	5,400	-

Total Cost of Revenues	1,396,024	110,048	2,292,579	127,948

GROSS PROFIT	362,804	40,826	644,012	49,198

OPERATING EXPENSES:
Compensation and related benefits	3,336,722	-	3,557,361	-
Legal and professional	1,328,658	83,319	1,373,993	114,969
Rent	6,048	-	12,096	-
Rent - affiliate	-	900	-	1,800
General and administrative expenses	237,188	30,752	253,644	33,286

Total Operating Expenses	4,908,616	114,971	5,197,094	150,055

LOSS FROM OPERATIONS	(4,545,812)	(74,145)	(4,553,082)	(100,857)

OTHER EXPENSES:
Interest expense	(36,691)	(3,189)	(59,191)	(3,191)
Amortization of debt discount	(206,611)	(28,248)	(332,364)	(28,283)
Derivative expense	(9,721,800)	(613,261)	(9,505,352)	(613,170)

Total Other Expenses	(9,965,102)	(644,698)	(9,896,907)	(644,644)

NET LOSS	$(14,510,914)	$(718,843)	$(14,449,989)	$(745,501)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(13.89)	$(1.26)	$(17.87)	$(1.45)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	1,044,831	570,106	808,780	514,088

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,449,989)	$(745,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	173,629	-
Bad debt expense (recovery)	(3,054)	-
Amortization of debt discount to interest expense	332,364	28,283
Stock-based compensation and consulting fees	4,326,000	-
Derivative expense	9,505,352	613,170
Change in operating assets and liabilities:
Accounts receivable	(415,570)	(39,594)
Prepaid expenses and other current assets	-	1,963
Accounts payable and accrued expenses	22,170	82,142
Insurance payable	(5,108)	-
Deferred revenue	1,450	(2,800)
Accrued compensation and related benefits	197,690	(2,107)

NET CASH USED IN OPERATING ACTIVITIES	(315,066)	(64,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	-	10,000
Cash received in acquisition	38,198	-
Cash paid for acquisition	(489,174)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(450,976)	10,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,497,503	180,000
Debt issue costs paid	(1,009,714)	-
Repayment of notes payable	(611,406)	-
Net proceeds from related parties	467,672	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,344,055	180,000

NET INCREASE IN CASH	578,013	125,556

CASH, beginning of period	106,576	11,725

CASH, end of period	$684,589	$137,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$1,487,788	$425,000

Liabilities assumed in acquisition	$3,503,552	$-
Less: assets acquired in acquisition	1,959,655	-
Net liabilities assumed	1,543,897	-
Fair value of shares for acquisition	3,090,000	-
Increase in intangible assets - non-cash	$4,633,897	$-

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSI”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008 and prior to the reverse merger discussed below, was inactive.

On March 30, 2017 (the “Closing Date”), TLSI and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSI (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016 (“Inception Date”). Save On is a provider of integrated transportation management solutions consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. As an early stage company, TLSI’s current operations are subject to all risks inherent in the establishment of a new business enterprise

The Share Exchange was treated as a reverse merger and recapitalization of Save On for financial reporting purposes since the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger was replaced with the historical financial statements of Save On before the Merger. The balance sheets at their historical cost basis of both entities were combined at the merger date and the results of operations from the merger date forward include the historical results of Save On and results of TLSI from the merger date forward. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

On June 18, 2018 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime members on the Closing Date (the “SPA”) (See Note 3). Prime is a New Jersey based transportation company with a focus on deliveries for on-line retailers in New York, New Jersey and Pennsylvania.

TLSI and its wholly-owned subsidiaries, Save On and Prime are hereafter referred to as the “Company”.

On July 16, 2018, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to (1) change the name of the Company from PetroTerra Corp. to Transportation and Logistics Systems, Inc., (2) authorize an increase of the shares of the preferred stock to 10,000,000 shares, par value $0.001 per share and (3) effect a 1-for-250 reverse stock split (the “Reverse Stock Split”) with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on July 17, 2018. The corporate name change, increase of authorized shares of preferred stock and Reverse Stock Split were previously approved by the sole director and the majority of stockholders of the Company. The corporate name change and the Reverse Stock Split were deemed effective at the open of business on July 18, 2018. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the recapitalization.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

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

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSI and its wholly owned subsidiaries, Save On and Prime. All intercompany accounts and transactions have been eliminated in consolidation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $14,449,989 for the six months ended June 30, 2018. The net cash used in operations was $315,066 for the six months ended June 30, 2018. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $15,194,768, $7,809,126 and $13,098,304, respectively, at June 30, 2018. Furthermore, the Company failed to make a required maturity date payment of principal and interest on certain of its convertible debt instruments. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in these notes. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $106,250 of penalty expense and the related liability. Additionally, as of July 18, 2018 the Company is in default on a convertible note due to the late filing of this report on Form 10-Q among other events of default on this convertible note. Remedies this lender may request is an immediate repayment of the loan at 125% of the principal and interest balance, which would result in the recording of approximately $650,000 of penalty expense and the related liability and an increase in the interest rate to 24% annually. As of the date of this report this lender has not notified the Company of its intent to exercise any of its remedies provided for in this note. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so.

If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

Fair value of financial instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2018 and December 31, 2017:

	At June 30, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$11,594,755	—	—	$601,615

A roll forward of the level 3 valuation financial instruments is as follows:

For the Six Months ended June 30, 2018
Balance at December 31, 2017	$601,615
Initial valuation of derivative liabilities included in debt discount	1,487,788
Initial valuation of derivative liabilities included in derivative expense	6,839,065
Change in fair value included in derivative expense	2,666,287
Balance at June 30, 2018	$11,594,755

The Company accounts for its derivative financial instruments, consisting of certain conversion options embedded in our convertible instruments and warrants, at fair value using level 3 inputs. The Company determined the fair value of these derivative liabilities using the Black-Scholes option pricing model, binomial lattice models, or other accepted valuation practices. When determining the fair value of its financial assets and liabilities using these methods, the Company is required to use various estimates and unobservable inputs, including, among other things, expected terms of the instruments, expected volatility of its stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s convertible notes payable and promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2018, the Company had approximately $316,000 of cash in excess of FDIC limits. There were no balances in excess of FDIC insured levels as of December 31, 2017. The Company has not experienced any losses in such accounts through June 30, 2018.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Property and equipment

Property are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Derivative financial instruments

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

Revenue recognition and cost of revenue

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer service orders, including significant judgments.

For the Company’s Save On business activities, the Company recognizes revenues and the related direct costs of such revenue which includes carrier fees and dispatch costs as of the date the freight is delivered by the carrier which is when the performance obligation is satisfied. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms for corporate customers are net 30 days from acceptance of delivery and individual customers generally must pay in advance. The Company does not incur incremental costs obtaining service orders from our Save On customers, however, if the Company did, because all of the Save On customer’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The Company’s adoption of this ASC, resulted in no cumulative effect at January 1, 2018 and no change prospectively to the Company’s results of operations or financial condition. The revenue that the Company recognizes arises from service orders it receives from its Save On customers. The Company’s performance obligations under these service orders correspond to each delivery of a vehicle that the Company makes for its customer under the service orders; as a result, each service order generally contains only one performance obligation based on the delivery to be completed.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

For the Company’s Prime business activities, the Company recognizes revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. The Company does not incur incremental costs obtaining service orders from its Prime customers, however, if the Company did, because all of Prime’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognizes arises from deliveries of packages to business and residential locations on behalf of retailers. Primarily, the Company’s performance obligations under these service orders correspond to each delivery of packages that the Company makes to recipients on behalf of the retailers under the service agreements. Control of the delivery transfers to the recipient upon delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method) and shares issuable for convertible debt (using the as-if converted method). These common stock equivalents may be dilutive in the future.

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2018	June 30, 2017
Stock warrants	1,329,548	0
Convertible debt	3,158,465	135,091
Series A convertible preferred stock	6,666,667	198,800

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and notes to its consolidated financial statements.

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

NOTE 3 – ACQUISITION

On June 18, 2018, (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime from its members pursuant to the terms and conditions of a SPA entered into among the Company and the Prime members on the Closing Date. Prime is a New Jersey based transportation company with a focus on deliveries for on-line retailers in New York, New Jersey and Pennsylvania. The Company’s acquisition of Prime diversified the Company’s revenue sources and gives the Company access to the growing market of on line retail deliveries.

Pursuant to the terms of the SPA, as amended in September 2018 to correct the purchase price error in the original SPA, the Company agreed to pay $489,174 in cash which under the SPA was loaned back to Prime and therefore is included in due to related parties at June 30, 2018, and the Company issued 1,500,000 shares of its common stock in exchange for 100% of the issued and outstanding membership units of Prime. Additionally, the Company shall issue additional shares of its common stock intended to true-up the Purchase Interests such that the aggregate value of the Purchase Interests would be equal to the trailing twelve-month gross profit of the Company (the “True-Up Value”), to be calculated as of December 31, 2018 (the “True-up Stock”). On April 15, 2019, the Company shall issue to the sellers such aggregate number of True-up Stock equal to (i) the True-Up Value minus $3,750,000 divided by (ii) the lower of (A) $2.50, (B) the closing price of the Company’s common stock on April 15, 2019 or (C) the lowest price per share (as adjusted for any stock splits) paid upon conversion of the Company’s series A convertible preferred stock on or prior to April 15, 2019. Based on management’s estimate of 2018 gross profit, the Company believes that no additional True-up stock will be issued and therefore, no additional contingent consideration was recorded. Prime became a wholly owned subsidiary of the Company as of the Closing Date.

On June 18, 2018, the Company entered into an employment agreement with a party related to the majority selling member of Prime which did not represent additional purchase consideration.

In connection with the acquisition, the Company issued 1,500,000 unregistered shares of its common stock valued at $3,090,000, or $2.06 per share, the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the Closing Date.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

The fair value of the assets acquired and liabilities assumed were based on management’s initial estimates of the fair values on June 18, 2018. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$38,198
Accounts receivable	1,140,257
Prepaid expensed and other current assets	143,258
Due from related party	14,019
Property and equipment, net	623,923
Intangible asset	5,123,071
Total assets acquired at fair value	7,082,726

Notes payable	2,224,242
Accounts payable and accrued expenses	758,887
Insurance payable	520,423
Total liabilities assumed	3,503,552

Total purchase consideration	$3,579,174

The assets acquired and liabilities assumed are recorded at their initial estimated fair values on the acquisition date with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined.

The purchase price exceeded the fair value of the net assets acquired by $5,123,071, which was initially allocated in its entirely to a customer contract. Any goodwill assigned as of the expiration of the measurement period shall represent the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed. Any goodwill recorded is not expected to be deductible for U.S. income tax purposes.

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the six months ended June 30, 2018, acquisition and transaction related expenses primarily consisted of legal fees of approximately $24,000 and $1,236,000 of stock-based professional fees from the granting of 600,000 shares of the Company’s common stock to two consultants for services rendered in connection with the acquisition. Additionally, debt issue costs were incurred relating to a loan in which a portion of the proceeds were used to pay the cash portion of the purchase consideration (see note 7 “Bellridge Capital LLC”)

In the event of Buyer’s failure to satisfy the conditions set forth in the SPA, the former majority member, (the “Manager”), acting in her sole discretion on behalf of the Sellers, shall have the right, for the one year period following the Closing, to unwind the transactions and return the Purchase Price in exchange for 90% of the Interests of Prime. Conditions include:

1)	Within twelve months from the Closing Date, the Company shall apply (the “Application”) to have its common stock listed and trading on the (i) New York Stock Exchange, (ii) NASDAQ Global Select Market, (iii) NASDAQ Global Market, (iv) NASDAQ Capital Market, or (v) NYSE American (each, a “Selected Market”). At the time of submitting the Application, the Company shall meet all of the quantitative initial listing standards and corporate governance standards of such Selected Market. The Company shall use its best efforts to have its application approved by the Selected Market.
2)	The Company covenants and agrees that, from and after the Closing Date for a period of twelve months, the Company shall not sell, transfer, assign and convey its interests in Prime without the prior written consent of the Manager.
3)	The Sellers shall have the right to appoint one nominee to the Board of Directors of the Company for a period of three years beginning on the Closing Date.
4)	The Company shall provide at least $267,000 of cash in additional working capital to the Company within six months from the Closing Date.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Prime had occurred as of the beginning of the following periods:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Revenues	$7,121,711	$2,260,514
Net Loss	$(15,828,180)	$(1,099,815)
Net Loss per Share	$(7.86)	$(0.53)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – ACCOUNTS RECEIVABLE

The following table presents the accounts receivable:

	June 30, 2018	December 31, 2017
Accounts receivable	$1,813,031	$254,150
Allowance for doubtful accounts	-	-
Accounts Receivable	$1,813,031	$254,150

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful Life	2018	2017
Delivery trucks and vehicles	5 years	$623,923	$-
Less: accumulated depreciation		(5,199)	-
Property and equipment, net		$618,724	$-

For the six months ended June 30, 2018 and 2017, depreciation expense is included in general and administrative expenses and amounted to $5,199 and $0, respectively.

NOTE 6 – INTANGIBLE ASSET

At June 30, 2018 and December 31, 2017, intangible asset consisted of the following:

	Useful life	June 30, 2018	December 31, 2017
Customer contract	1 year	$5,123,071	-
		5,123,071	-
Less: accumulated amortization		(168,430)	-
		$4,954,641	$-

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2019	$4,954,641
$4,954,641

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Red Diamond Partners LLC

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. Pursuant to this securities purchase agreement, on April 25, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $100,000 and the Company received $95,000 after giving effect to the original issue discount of $5,000. This note matured on April 25, 2018 and each tranche will mature 1 year after the date of such funding. The second Tranche was received on June 2, 2017 for $85,000 and the third Tranche for $85,000 was received on August 8, 2017 upon filing of the Registration Statement. The fourth Tranche will be for $85,000 and was to occur ninety days after the First Closing, however, as of the date of this filing, the fourth tranche has not yet been received. The Purchaser shall not be required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. The RedDiamond Notes bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion.

On April 25, 2018 and June 2, 2018, the Company failed to make its required maturity date payments of principal and interest on a Convertible Promissory Note of $100,000 of $85,000, respectively. In accordance with these notes, the Company entered into default on April 27, 2018 and June 2, 2018, which increased the interest rate to 1.5% per month. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loans at 125% of the principal balance, which would result in the recording of penalty expenses of $46,250 and the related liability.

In connection with the issuance of the Convertible Promissory Note above, the Company determined that the terms of the Convertible Promissory Note included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

These convertible promissory notes contain cross default provisions whereby a default in any one note greater than $25,000 will cause a default in all the notes, however, this provision is only effective if there is a formal notice of default by the lender.

We evaluated these convertible promissory note transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provision. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Black-Scholes valuation model. During 2017, on the initial measurement dates of each tranche received, the fair value of the embedded conversion option derivatives of $376,841 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $265,000 with the remainder of $111,841 charged as initial derivative expense.

The balance of the note payable as of June 30, 2018 and December 31, 2017 amounted to $260,918 and $151,630, comprised of principal balance of $270,000 and $270,000, net of debt discount relating to the bifurcated derivative of $9,082 and $118,370, respectively.

RDW Capital, LLC.

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000 of which $15,000 had been recorded as advance from lender as of March 31, 2017 and the remaining $15,000 received on June 30, 2017. The principal due under the Note accrues interest at a rate of 12% per annum. All principal and accrued interest under the Note was due six months following the issue date of the Note, and is convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the previous ten trading days immediately preceding the conversion. The Note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in this convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Black-Scholes valuation model. On June 30, 2017, on the initial measurement date, the fair value of the embedded conversion option derivatives of $527,477 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $30,000 with the remainder of $497,477 charged as initial derivative expense.

The balance as of June 30, 2018 and December 31, 2017 amounted to $240,000 and $120,986, comprised of principal balance of $240,000 and $240,000, net of Original Issue Discount (OID) of $0 and $104,137 and debt discount relating to the bifurcated derivative of $0 and $14,877, respectively.

Bellridge Capital, LLC.

On June 18, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”), whereby it issued to an institutional investor (the “Lender”) a senior secured convertible note in the aggregate principal amount of $2,497,503 (the “Note”), for an aggregate purchase price of $1,665,000, net of an original issue discount of $832,503. In addition, the Company paid issue costs of $177,212. The original issue discount and issue costs were recorded as a debt discount to be amortized over the Note term. The principal due under the Note accrues interest at a rate of 10% per annum. Interest of $20,813 is payable monthly beginning on July 18, 2018 and is due monthly over the term of the Note in cash or common stock of the Company, at the Lender’s discretion. The principal amount of the Note is due on December 18, 2019. All principal and accrued interest under the Note is convertible into shares of the Company’s common stock, at a conversion price equal to the lower of $1.50 and 65% of the lowest traded price during the fifteen trading days immediately prior to the conversion date. The Note includes anti-dilution protection, as well as customary events of default, including, but not limited to, non-payment of the principal or accrued interest due on the Note and cross default provisions on other Company obligations or contracts. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender. In addition, the Lender was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100 (the “Warrant”).

The Lender was granted a right of first refusal on future financing transactions of the Company while the Note remains outstanding, plus an additional three months thereafter. In connection with the issuance of the Note, the Company entered into a security agreement with the Lender (the “Security Agreement”) pursuant to which the Company agreed that obligations under the Note and related documents will be secured by all of the assets of the Company. In addition, all of the Company’s subsidiaries are guarantors of the Company’s obligations to the Lender pursuant to the Note and have granted a similar security interest over substantially all of their assets. A portion of the proceeds of the Note were used to acquire 100% of the membership interests of Prime (See Note 3).

During the term of this Note, in the event that the Company consummates any public or private offering or other financing or capital raising transaction of any kind ( each a “Subsequent Offering”), in which the Company receives, in one or more contemporaneous transactions, gross proceeds of at least $5,000,000, at any time upon ten (10) days written notice to the Holder, but subject to the Holder’s conversion rights set forth in the Purchase Agreement, then the Company shall use 20% of the gross proceeds of the Subsquent Offering and shall make payment to the Holder of an amount in cash equal to the product of (i) the sum of (x) the then outstanding principal amount of this Note and (y) all accrued but unpaid interest, multiplied by (ii) (x) 110%, if the Prepayment Date is within 90 days of the date hereof the Closing Date (as defined in the Purchase Agreement), or (y) 125%, if the Prepayment Date is after the 90th day following the Closing Date, to which calculated amount the Company shall add all other amounts owed pursuant to this Note, including, but not limited to, all Late Fees and liquidated damages.

On connection with the Purchase agreement, the Company entered into a registration rights agreement which, among other things, required the Company to file a registration statement with the Securities and Exchange Commission no later than 120 days after June 18, 2018. The Company failed to file such registration statement. Accordingly, in addition to any other rights the Holders may have hereunder or under applicable law, on the default date and on each monthly anniversary of each such default date (if the applicable event shall not have been cured by such date) until the ninetieth day from such Event Date, the Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of one percent (1%) multiplied by the aggregate subscription amount paid by the Holder pursuant to the Purchase Agreement. Subsequent to the ninetieth day from such default date, the one percent (1%) penalty described in the foregoing sentence shall increase to two percent (2%), with an aggregate cap of twenty percent (20%) per annum. If the Company fails to pay any of these partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest thereon at a rate of 18% per annum to the Holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro rata basis for any portion of a month prior to the cure of an Event.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

In connection with this Purchase Agreement, the Company paid a placement agent $120,000 in cash which is included in issue costs previously discussed above and this placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100 (the “Placement Warrant”).

Subsequent to June 30, 2018, the Company defaulted on this Note due to i) default on the payment of monthly interest payments due, ii) default caused by the late filing of the Company’s report on Form 10-Q for the period ended June 30, 2018, and iii) default of filing of a registration statement. Upon an event of default, all principal, accrued interest, and liquating damages and penalties are due upon request of the lender at 125% of such amounts. As of the date of this report, the lender has not notified the Company of any amounts due under the default remedies provisions of the promissory note.

Summary of derivative liabilities

In connection with the issuance of this Note, Warrant, and Placement Warrant, the Company determined that this Note and both Warrants contains terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instrument and the Warrant and Placement Warrant were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of this embedded conversion option derivative, and the Warrant and Placement Warrant were determined using the Binomial valuation model and Monte-Carlo simulation model, respectively.

In connection with the issuance of this Note, Warrant and Placement Warrant, on June 18, 2018, the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivatives of $8,326,853 was recorded as derivative liabilities and was allocated as a debt discount of $1,487,788, with the remainder of $6,839,065 charged to current period operations as initial derivative expense.

During the six months ended June 30, 2018, the fair value of the derivative liabilities was estimated using the Black-Sholes valuation model, Binomial valuation model, and the Monte-Carlo simulation model with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 2.00 years
Volatility	261.2% to 307.7%
Risk-free interest rate	1.32% to 2.11%

At June 30, 2018 and December 31, 2017, convertible promissory notes are as follows:

	June 30, 2018	December 31, 2017
Principal amounts	$3,007,503	$510,000
Less: unamortized debt discount	(2,402,522)	(237,384)
Convertible notes payable, net	604,981	272,616
Less: current portion of convertible notes payable	(500,918)	-
Convertible notes payable, net – long-term	$104,063	$272,616

For the six months ended June 30, 2018 and 2017, amortization of debt discounts related to these convertible notes amounted to $332,364 and $28,283, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the six months ended June 30, 2018 and 2017 was approximately 21.2% and 10.0%, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 8 – NOTES PAYABLE

Secured merchant loans

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Secured Merchant Loans”). Pursuant to the Secured Merchant Loans, the Company is required to repay the noteholders by making daily payments on each business day or on demand payments until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. The Secured Merchant Loans are secured by the assets of Prime, and are personally guaranteed by the former majority member of Prime. During the period from acquisition date of Prime (June 18, 2018) to June 30, 2018, the Company repaid $79,152 of these notes. At June 30, 2018, notes payable related to Secured Merchant Loans amounted to $865,129. Subsequent to June 30, 2018, the Company repaid $315,130 of these Secured Merchant Loans.

Promissory notes

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities due to former members of Prime amounting to $459,750 (the “Member Notes”). The Member Notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the period from acquisition date of Prime (June 18, 2018) to June 30, 2018, the Company repaid $459,750 of these notes. At June 30, 2018, notes payable related to Member Notes amounted to $0.

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities due to entities or individuals amounting to $297,005 (the “Note”). These notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the period from acquisition date of Prime (June 18, 2018) to June 30, 2018, the Company repaid $65,000 of these notes. At June 30, 2018, notes payable to these entities or individuals amounted to $232,005. Subsequent to June 30, 2018, the Company repaid $114,980 of these notes.

Equipment notes payable

In connection with the acquisition of Prime (See Note 3), the Company assumed several equipment notes payable liabilities due to entities amounting to $523,207 (the “Equipment Notes”). These Equipment Notes have effective interest rates ranging from 6.0% to 9.4%, and are secured by the underlying van or trucks. During the period from acquisition date of Prime (June 18, 2018) to June 30, 2018, the Company repaid $7,505 of these Equipment Notes. At June 30, 2018, equipment notes payable to these entities amounted to $515,701. Subsequent to June 30, 2018, the Company repaid $56,852 of these Equipment Notes.

At June 30, 2018 and December 31, 2017, notes payable consisted of the following:

	June 30, 2018	December 31, 2017
Principal amounts	$1,612,836	$-
Less: current portion of notes payable	(1,432,712)	-
Notes payable – long-term	$180,124	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Employment agreement

On June 18, 2018, the Company entered into an employment agreement with the chief operating officer of Prime. The Company shall pay to this executive a base salary of $520,000 per year, payable in accordance with the Company’s usual pay practices. The executive’s base salary will increase by $260,000 per year upon (i) Prime achieving revenue of $20 million on an annualized basis (the “Initial Target Goal”) for four consecutive weeks; and (ii) each time Prime achieves revenue of an additional $10 million increment above the Initial Target Goal (i.e., $30 million, $40 million, $50 million, etc.) on an annualized basis for four consecutive weeks. Executive’s base salary shall be subject to review annually by the Manager and may be increased (but not decreased). The executive shall be entitled to participate in any bonus plan that the Manager or its designee may approve for the senior executives of the Company and shall be entitled to participate in benefits under the Company’s benefit plans, profit sharing and arrangements, including, without limitation, any employee benefit plan or arrangement made available in the future by the Company to its employees or senior executives, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Notwithstanding the foregoing, during the Employment, the Company will provide, at the Company’s expense, health and major medical insurance benefits to the Executive and his family members which are at least equal to the benefits provided to the Executive and his family members immediately prior to the Effective Date. The term of this Agreement (as it may be extended by the following sentence or terminated earlier pursuant to terms in the employment agreement shall begin on the Effective Date and end on the close of business on May 31, 2023. The Employment Term shall be automatically extended for additional one-year periods unless, at least sixty (60) days prior to the end of the expiration of the Employment Term.

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of June 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

NOTE 10– STOCKHOLDERS’ DEFICIT

Preferred stock

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $20.83 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. As of June 30, 2018, the Company believes a triggering event has occurred. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 day’s notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Undeclared cumulative preferred stock dividends were approximately $420,000 as of June 30, 2018.

Common stock issued for services

On June 18, 2018, the Company granted 1,500,000 shares of its common stock to the Company chief executive officer for services rendered. The shares were valued at $3,090,000, or $2.06 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based compensation of $3,090,000.

On June 18, 2018, the Company granted 600,000 shares of its common stock to two consultants for services rendered. The shares were valued at $1,236,000, or $2.06 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based professional fees of $1,236,000.

Common stock issued for acquisition

In connection with the acquisition (See Note 3), the Company issued 1,500,000 unregistered shares of its common stock valued at $3,090,000, or $2.06 per share, the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the Closing Date.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Warrants

In connection with the Purchase Agreement (See Note 7 under Bellridge), the Lender was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100. Additionally, the placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100.

Warrant activities for the six months ended June 30, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	$-	-	$-
Granted	1,329,548	0.00	1.97
Balance Outstanding June 30, 2018	1,329,548	$0.00	1.97	$3,988,644
Exercisable, June 30, 2018	1,329,548	$0.00	1.97	$3,988,644

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

The Company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. Rent expense to the affiliate was $0 and $1,800 for the six months ended June 30, 2018 and 2017, respectively.

The Company utilized an affiliate as one of the carriers, providing auto transportation, in the normal course of business. The carrier fees incurred to the affiliate were $5,400 for the six months ended June 30, 2018. At June 30, 2018, amount due to this affiliate amounted to $4,600 and is included in due to related parties on the accompanying consolidated balance sheets.

During 2017 certain revenue and related costs initially recorded by the Company were deemed as affiliate revenue and related costs and were therefore reversed. This was caused by either customers who had not yet approved the Company as a vendor or remittances which were made to the affiliate directly. Such remittances were then remitted from the affiliate back to the Company. The outcome resulted in a net due to affiliate of $2,450 as of June 30, 2018 and $23,551 as of December 31, 2017.

The Company utilized various ancillary services of the affiliate including software and certain technology without any charge by the affiliate.

In connection with the acquisition of Prime (See Note 3), the Company acquired a balance of $14,019 that was due from the former majority owner of Prime. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime who then advanced back the $489,174 to Prime. Additionally, during the period from acquisition date of Prime (June 18, 2018) to June 30, 2018, the Company repaid $5,000 of this advance. This advance is non-interest bearing and is due on demand. At June 30, 2018, amount due to related party amounted to $470,155. Subsequent to June 30, 2018, the Company repaid $200,900 of these advances.

NOTE 12 – CONCENTRATIONS

For the six months ended June 30, 2018, two customers represented 32.3% (11.2% and 21.1%, respectively) of the Company’s total net revenues. The customer which amounts 21.1% of total revenues represents revenue from one Prime customer for the period from June 19, 2018 to June 30, 2018. For the six months ended June 30, 2017, no single customer accounted for more than 10% of the Company’s total net revenues.

At June 30, 2018, one customer represented 80.5% of the Company’s net accounts receivable. As of December 31, 2017, two customers represented 12% and 10% of the Company’s net accounts receivable.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

For the six months ended June 30, 2018 and 2017, the Company had no carriers that were in excess of 10% of carrier fees. However, one carrier was approximately 20% of accounts payable.

All revenues are derived from customers in the United States.

NOTE 13 – SEGMENT INFORMATION

During the three and six months ended June 30, 2017, and for the period from January 1, 2018 to June 18, 2018, the Company operated in one reportable business segment consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. Since June 18, 2018, the Company operated in two reportable business segments - (1) the transportation of automobiles and other freight (the “Save On” segment) and (2) a segment which concentrates on deliveries for on-line retailers in New York, New Jersey and Pennsylvania (the “Prime” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the three and six months ended June 30, 2018 and 2017 was as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2018	2017	2018	2017
Revenues:
Save On	1,132,008	$150,874	$2,309,771	$177,146
Prime	626,820	-	626,820	-
	1,758,828	150,874	2,936,591	177,146
Depreciation and amortization:
Save On	-	-	-	-
Prime	173,629	-	173,629	-
	173,629	-	173,629	-
Interest expense
Save On	-	-	-	-
Prime	5,046	-	5,046	-
Other (a)	238,256	31,437	386,509	31,474
	243,302	31,437	391,555	31,474
Net loss
Save On	(107,545)	(718,843)	(46,620)	(745,501)
Prime	(185,508)	-	(185,508)	-
Other (a)	(14,217,861)	-	(14,217,861)	-
	$(14,510,914)	$(718,843)	$(14,449,989)	$(745,501)

	June 30, 2018	December 31, 2017
Identifiable long-lived tangible assets at June 30, 2018 and December 31, 2017 by segment
Save On	$-	$-
Prime	618,724	-
	$618,724	$-

(a)	The Company does not allocate any general and administrative expense of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

(FORMERLY PETROTERRA CORP.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 14 – SUBSEQUENT EVENTS

On July 25, 2018, the Company entered into a 10% Promissory Note with the spouse of the Company’s chief executive officer. Pursuant to this promissory note, the Company borrowed $270,000 and received net proceeds of $250,000, net of original issue discount of $20,000. This promissory note was repaid in August 2018. In August and September 2018, the Company borrowed an additional $440,000 from the Company’s chief executive officer and received net proceeds of $400,000, net of original issue discount of $40,000. This promissory note was repaid in September and October 2018.

On August 1, 2018, the Company entered into a 10% Original Discount Senior Secured Demand Promissory Note with an investor (the “Promissory Note”). Pursuant to the Promissory Note, the Company borrowed $165,000 and received net proceeds of $150,000. The Note is payable on demand at any time prior to September 30, 2018. The Promissory Note is secured by the Company’s assets. On August 20, 2018, the Company repaid principal amounts of $165,000.

Secured merchant loans

On September 20, 2018, the Company entered into a secured Merchant Loan in the amount of $521,250 and received net proceeds of $375,000, net of original issue discount of $146,250. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,724 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

On September 27, 2018, the Company entered into a secured Merchant Loan in the amount of $209,850 and received net proceeds of $150,000, net of original issue discount of $59,850. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,749 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

On October 11, 2018, the Company entered into a secured Merchant Loan in the amount of $420,000 and received net proceeds of $300,000, net of original issue discount of $120,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholder by making daily payments of $3,000 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

In October 2018, the Company issued 50,000 shares of its common stock to the related party lender in connection with loans made between July and October 2018.

Subsequent to June 30, 2018, the Company defaulted on a convertible note payable (See Note 7) due to: i) default on the payment of monthly interest payments due, ii) default caused by the late filing of the Company’s report on Form 10-Q for the period ended June 30, 2018, and iii) default of filing of a registration statement. Upon an event of default, all principal, accrued interest, and liquating damages and penalties are due upon request of the lender at 125% of such amounts. As of the date of this report, the lender has not notified the Company of any amounts due under the default remedies provisions of the promissory note.

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

Overview

We were incorporated under the laws of the State of Nevada on July 25, 2008 and prior to the reverse merger discussed below, were inactive.

On March 30, 2017 (the “Closing Date”), TLSI and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSI (the “Reverse Merger”). Save On was incorporated in the State of Florida and started business on July 12, 2016 (“Inception Date”). Save On is a provider of integrated transportation management solutions consisting of brokerage and logistics services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. As an early stage company, TLSI’s current operations are subject to all risks inherent in the establishment of a new business enterprise

The Share Exchange was treated as a reverse merger and recapitalization of Save On for financial reporting purposes since the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger were replaced with the historical financial statements of Save On before the Merger. The balance sheets at their historical cost basis of both entities were combined at the merger date and the results of operations from the merger date forward include the historical results of Save On and results of TLSI from the merger date forward. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

On June 18, 2018 (the “Acquisition Date”), we completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among us and the Prime members on the Closing Date (the “SPA”). Prime is a New Jersey based transportation company with a focus on deliveries for on-line retailers in New York, New Jersey and Pennsylvania.

On July 16, 2018, we filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to (1) change the name of the Company from PetroTerra Corp. to Transportation and Logistics Systems, Inc., (2) authorize an increase of the shares of the preferred stock to 10,000,000 shares, par value $0.001 per share and (3) effect a 1-for-250 reverse stock split (the “Reverse Stock Split”) with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on July 17, 2018. The corporate name change, increase of authorized shares of preferred stock and Reverse Stock Split were previously approved by the sole director and the majority of stockholders of the Company. The corporate name change and the Reverse Stock Split were deemed effective at the open of business on July 18, 2018. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the recapitalization.

The following discussion highlights the results of our operations and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the financial condition and results of operations presented herein. The following discussion and analysis is based on the unaudited financial statements contained in this Quarterly Report, which has been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The unaudited consolidated financial statements for the three and six months ended June 30, 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited consolidated financial statements.

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

For the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017

The following table sets forth our revenues, expenses and net income (loss) for the three and six months ended June 30, 2018 and 2017. The financial information below is derived from our unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

	For the three months ended June 30		For the six months ended June 30,
	2018	2017	2018	2017
Revenues	$1,758,828	$150,874	$2,936,591	$177,146
Cost of Revenues	1,396,024	110,048	2,292,579	127,948
Gross profit	362,804	40,826	644,012	49,198
Operating Expenses	4,908,616	114,971	5,197,094	150,055
Loss from Operations	(4,545,812)	(74,145)	(4,553,082)	(100,857)
Other expenses	(9,965,102)	(644,698)	(9,896,907)	(644,644)
Net loss	$(14,510,914)	$(718,843)	$(14,449,989)	$(745,501)

Results of Operations

Revenues

For the three months ended June 30, 2018, our revenues were $1,758,828 as compared to $150,874 for the three months ended June 30, 2017, an increase of $1,607,954. Revenue of $1,132,008 was attributable to the business of Save On which consists of individual customers contracting to transport a vehicle from location to location and also corporate customers, primarily auto dealers, contracting to transport purchased vehicles from location to location. The increase in revenue compared to the prior year is a shift away from individual customers to increasing the corporate customers, which offers the potential for more frequent business. Additionally, on June 18, 2018, we acquired Prime. For the period from June 19, 2018 to June 30, 2018, revenue generated by Prime amounted to $626,820. In future periods we expect the revenue generated by Prime to be a material part of our total revenues.

For the six months ended June 30, 2018, our revenues were $2,936,591 as compared to $177,146 for the six months ended June 30, 2017, an increase of $2,759,445. Revenue of $2,309,771 was attributable to the business of Save On which consists of individual customers contracting to transport a vehicle from location to location and also corporate customers, primarily auto dealers, contracting to transport purchased vehicles from location to location. The increase in revenue compared to the prior year is a shift away from individual customers to increasing the corporate customers, which offers the potential for more frequent business. Additionally, for the period from June 19, 2018 to June 30, 2018, revenue generated by Prime amounted to $626,820.

Cost of Revenue

For the three months ended June 30, 2018, our cost of revenue was $1,396,024 as compared to $110,048 for the three months ended June 30, 2017, an increase of $1,285,976. For the three months ended June 30, 2018, cost of revenue included cost of revenue associated with our Save On segment of $860,079 and cost of revenue related to our Prime segment of $535,945. Cost of revenues for our Save On segment consists primarily of carrier fees of which $1,800 was to a related party affiliate. Cost of revenues relating to our Prime segment consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits.

For the six months ended June 30, 2018, our cost of revenue was $2,292,579 as compared to $127,948 for the six months ended June 30, 2017, an increase of $2,164,631. For the six months ended June 30, 2018, cost of revenue included cost of revenue associated with our Save On segment of $1,756,634 and cost of revenue related to our Prime segment of $535,945. Cost of revenues for our Save On segment consists primarily of carrier fees of which $5,400 was to a related party affiliate. Cost of revenues relating to our Prime segment consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits.

The increase in cost of revenue compared to the prior periods is due to higher revenue from our Save On segment which has a direct correlation to the associated carrier fee costs, and due to the acquisition of Prime on June 18, 2018.

Gross Profit

For the three months ended June 30, 2018, our gross profit was $362,804, or 20.6%, as compared to $40,826, or 27.1%, for the three months ended June 30, 2017, an increase of $321,978. For the six months ended June 30, 2018, our gross profit was $644,012, or 21.9%, as compared to $49,198, or 27.8%, for the six months ended June 30, 2017, an increase of $594,814.

Operating Expenses

For the three months ended June 30, 2018, total operating expenses amounted to $4,908,616 as compared to $114,971 for the three months ended June 30, 2017, an increase of $4,793,645. For the six months ended June 30, 2018, total operating expenses amounted to $5,197,094 as compared to $150,055 for the six months ended June 30, 2017, an increase of $5,047,039. For the three and six months ended June 30, 2018 and 2017, operating expenses consisted of the following:

	For the three months ended June 30		For the six months ended June 30,
	2018	2017	2018	2017
Compensation and related benefits	$3,336,722	$-	$3,557,361	$-
Legal and professional fees	1,328,658	83,319	1,373,993	114,969
Rent	6,048	-	12,096	-
Rent – affiliate	-	900	-	1,800
General and administrative expenses	237,188	30,752	253,644	33,286
Total operating expenses	$4,908,616	$114,971	$5,197,094	$150,055

Compensation and related benefits

For the three and six months ended June 30, 2018, compensation and related benefits amounted to $3,336,722 and $3,557,361, respectively, which included stock-based compensation of $3,090,000 from the granting of 1,500,000 shares of our common stock to our chief executive officer for services rendered. We did not incur compensation and related benefits during the 2017 periods.

Legal and professional fees

For the three months ended June 30, 2018, legal and professional fees amounted to $1,328,658 as compared to $83,319 for the three months ended June 30, 2017, an increase of $1,245,339. For the six months ended June 30, 2018, legal and professional fees amounted to $1,373,993 as compared to $114,969 for the six months ended June 30, 2017, an increase of $1,259,024. During the three and six months ended June 30, 2018, we incurred stock-based consulting fees of $1,236,000 from issuance of our shares to consultants for business development services rendered.

General and administrative expenses

General and administrative expenses includes office expenses and supplies, travel and entertainment, depreciation and amortization and other expenses. For the three months ended June 30, 2018, general and administrative expenses amounted to $237,188 as compared to $30,752 for the three months ended June 30, 2017, an increase of $206,436. For the six months ended June 30, 2018, general and administrative expenses amounted to $253,644 as compared to $33,286 for the six months ended June 30, 2017, an increase of $220,358. The increase in operating expenses compared to the prior year period is due to the Company’s organic growth and growth through acquisition, including the expansion of office space.

Loss from Operations

For the three months ended June 30, 2018, loss from operations amounted to $4,545,812 as compared to $74,145 for the three months ended June 30, 2017, an increase of $4,471,667. For the six months ended June 30, 2018, loss from operations amounted to $4,553,082 as compared to $100,857 for the six months ended June 30, 2017, an increase of $4,452,225.

Other Expenses

Total other expenses include interest expense and derivative expense. For the three and six months ended June 30, 2018 and 2017, other expenses consisted of the following:

	For the three months ended June 30		For the six months ended June 30,
	2018	2017	2018	2017
Interest expense	$36,691	$3,189	$59,191	$3,191
Amortization of debt discount	206,611	28,248	332,364	28,283
Derivative expense	9,721,800	613,261	9,505,352	613,170
Total other expenses	$9,965,102	$644,698	$9,896,907	$644,644

For the three and six months ended June 30, 2018, interest expense increased by $33,502 and $56,000 as compared to the 2017 periods, respectively, and related to an increase in interest-bearing loans. For the three and six months ended June 30, 2018, amortization of debt discount increased by $178,363 and $304,081 as compared to the 2017 periods, respectively, and related to an increase in amortization of debt discount from interest-bearing loans.

For the three months ended June 30, 2018, derivative expense increased by $9,108,539 as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, derivative expense increased by $8,892,182 as compared to the six months ended June 30, 2017. In connection with the issuance of a certain Note, Warrant and Placement Warrant, on June 18, 2018, the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivatives of $8,326,853 was recorded as derivative liabilities and was allocated as a debt discount of $1,487,788, with the remainder of $6,839,065 charged to current period operations as initial derivative expense. Additionally, for the three and six months ended June 30, 2018, we adjusted our derivative liabilities to fair value and recorded derivative expense of $2,882,735 and $2,666,287, respectively.

Net Loss

Due to factors discussed above, for the three months ended June 30, 2018 and 2017, net loss amounted to $14,510,914, or $13.89 per basic and diluted common share, and $718,843, or $1.26 per basic and diluted common share, respectively. For the six months ended June 30, 2018 and 2017, net loss amounted to $14,449,989, or $17.87 per basic and diluted common share, and $745,501, or $1.45 per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2018, we had a cash balance of $684,589. Our working capital deficit was $13,098,304 at June 30, 2018.

We reported a net increase in cash for the six months ended June 30, 2018 of $578,013.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2018 amounted to $315,006. During the six months ended June 30, 2018, net cash used in operating activities was primarily attributable to a net loss of $14,449,989 adjusted for the add back of non-cash items such as depreciation and amortization expense of $173,629, derivative expense of $9,505,352, amortization of debt discount of $332,364, and stock-based compensation of $4,326,000, and changes in operating assets and liabilities such as an increase in accounts receivable of $415,570 and an increase in accrued compensation and related benefits of $197,690. Net cash flows used in operating activities for the six months ended June 30, 2017 amounted to $64,444. During the six months ended June 30, 2017, net cash used in operating activities was primarily attributable to a net loss of $745,501 adjusted for the add back of non-cash items such as derivative expense of $613,170 and amortization of debt discount of $28,283, and changes in operating assets and liabilities such as an increase in accounts receivable of $39,594 and an increase in accounts payable and accrued expenses of $82,142.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2018 amounted to $450,976 and consisted of cash received in the acquisition of $38,198 offset by cash paid for the acquisition of $489,174. Net cash flows provided by investing activities for the three months ended June 30, 2017 was comprised of a $10,000 cash escrow acquired on March 30, 2017 in connection with the reverse merger, to be held for a six month period to pay unpaid liabilities in conjunction with the Reverse Merger.

Financing activities

For the six months ended June 30, 2018 and 2017, net cash provided by financing activities amount to $1,344,055 and $180,000, respectively. For the six months ended June 30, 2018, we received gross proceeds from convertible notes of $2,497,503 and net cash proceeds from related party advances of $467,672 offset by the payment of debt issue costs of $1,009,714 and the repayment of related party advances of $611,406. For the six months ended June 30, 2017, we received net proceeds from convertible notes of $180,000.

Going Concern Consideration

Our accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $14,449,989 for the six months ended June 30, 2018. The net cash used in operations was $315,066 for the six months ended June 30, 2018. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $15,194,768, $7,809,126 and $13,098,304, respectively, at June 30, 2018. Furthermore, the Company failed to make a required maturity date payment of principal and interest on certain of its convertible debt instruments. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in these notes. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $106,250 of penalty expense and the related liability. Additionally, we are in default on a convertible note due to the late filing of this report on Form 10-Q. Remedies this lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $624,375 of penalty expense and the related liability and an increase in the interest rate to 24% annually. As of the date of this report this lender has not notified us of default and has not exercised any of its remedies provided for in this note. It is management’s opinion that these factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that we will be able to continue to do so.

If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

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

Critical Accounting Policies and Significant Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

We have identified the accounting policies below as critical to our business operation:

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Derivative Financial Instruments

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluate all our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

For the Company’s Save On business activities, we recognize revenues and the related direct costs of such revenue which includes carrier fees and dispatch costs as of the date the freight is delivered by the carrier which is when the performance obligation is satisfied. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms for corporate customers are net 30 days from acceptance of delivery and individual customers generally must pay in advance. We do not incur incremental costs obtaining service orders from our Save On customers, however, if we did, because all of the Save On customer’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASC, resulted in no cumulative effect at January 1, 2018 and no change prospectively to our results of operations or financial condition. The revenue that we recognize arises from service orders we receive from our Save On customers. Our performance obligations under these service orders correspond to each delivery of a vehicle that we make for our customer under the service orders; as a result, each service order generally contains only one performance obligation based on the delivery to be completed.

For the Company’s Prime business activities, we recognize revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. We do not incur incremental costs obtaining service orders from our Prime customers, however, if we did, because all of Prime’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that we recognize arises from deliveries of packages to business and residential locations on behalf of retailers. Primarily, our performance obligations under these service orders correspond to each delivery of packages that we make to recipients on behalf of the retailers under the service agreements. Control of the delivery transfers to the recipient upon delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Through the current reporting period, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the financial consolidated statements filed with this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of June 30, 2018. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 because of the items set forth below:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties as our sole director is also our sole officer;

3)	There is a lack of segregation of duties and monitoring controls regarding accounting because there is only one accountant maintaining the books and records;

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of outside consultants to assist in financial expertise;

5)	The Company does not have adequate controls in place to segregate revenues generated by the Company from revenues generated by the affiliate;

6)	The Company does not have adequate controls in place related to its acquisition process including lack of due diligence process, lack of proper pre-closing legal and accounting review of acquisition documents, and lack of personnel to conduct such analysis;

7)	The Company does not have adequate controls over pre-closing legal and accounting review of loan transactions;

8)	The Company did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

9)	The Company lacks supervision of outside consultants who may negotiate transactions on behalf of the Company; and

10)	The Company has not yet implemented any internal controls over financial reporting at its recently acquired subsidiary.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Changes in Internal Control over Financial Reporting

Except for lack of internal controls over financial reporting related to our recently acquired subsidiary as discussed above, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2018, we granted 1,500,000 shares of our common stock to the Company’s chief executive officer for services rendered. The shares were value at $3,090,000, or $2.06 per share, based on the quoted trading price on the date of grant. In connection with these shares, we recorded stock-based compensation of $3,090,000.

On June 18, 2018, we granted 600,000 shares of our common stock to two consultants for services rendered. The shares were value at $1,236,000, or $2.06 per share, based on the quoted trading price on the date of grant. In connection with these shares, we recorded stock-based professional fees of $1,236,000.

In connection with the acquisition of Prime, we issued 1,500,000 unregistered shares of our common stock valued at $3,090,000, or $2.06 per share, the fair value of our common stock based on the quoted closing price of our common stock on the Closing Date.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Subsequent to June 30, 2018, we defaulted on a convertible note payable (See Note 7) due to: i) default on the payment of monthly interest payments due, ii) default caused by the late filing of the Company’s report on Form 10-Q for the period ended June 30, 2018, and iii) default of filing of a registration statement. Upon an event of default, all principal, accrued interest, and liquating damages and penalties are due upon request of the lender at 125% of such amounts. As of the date of this report, the lender has not notified us of any amounts due under the default remedies provisions of the promissory note.

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

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROTERRA CORP.

Dated: October 30, 2018	By:	/s/ Steven Yariv
Steven Yariv
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

