Form 10-Q
period 2018-09-30
Transportation & Logistics Systems, Inc.
filed 2019-02-14
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 13, 2019
Common Stock, $0.001	4,220,106

Transportation and Logistics Systems, Inc.

FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$164,218	$106,576
Accounts receivable, net	1,070,456	254,150
Prepaid expenses and other current assets	237,681	663

Total Current Assets	1,472,355	361,389

OTHER ASSETS:
Property, plant and equipment, net	807,044	-
Intangible asset, net	3,673,874	-

Total Other Assets	4,480,918	-

TOTAL ASSETS	$5,953,273	$361,389

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts	$220,645	$272,616
Notes payable	1,328,625	-
Notes payable - related party	220,000	-
Accounts payable	563,728	224,194
Accrued expenses	511,883	-
Insurance payable	829,786	-
Derivative liability	16,718,740	601,615
Deferred revenue	6,950	1,500
Due to related parties	268,025	23,551
Accrued compensation and related benefits	545,369	13,050

Total Current Liabilities	21,213,751	1,136,526

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discounts	1,017,793	-

Total Long-term Liabilities	1,017,793	-

Total Liabilities	22,231,544	1,136,526

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 10,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	4,000
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 4,170,106 and 570,106 at September 30, 2018 and December 31, 2017, respectively	4,170	570
Additional paid-in capital	7,377,472	(34,928)
Accumulated deficit	(23,663,913)	(744,779)

Total Shareholders’ Deficit	(16,278,271)	(775,137)

Total Liabilities and Shareholders’ Deficit	$5,953,273	$361,389

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	$5,895,160	$459,248	$8,831,751	$636,393

COST OF REVENUES
Third party	5,601,545	355,984	7,888,724	483,932
Related party	42,050	-	47,450	-

Total Cost of Revenues	5,643,595	355,984	7,936,174	483,932

GROSS PROFIT	251,565	103,264	895,577	152,461

OPERATING EXPENSES:
Compensation and related benefits	639,762	-	4,197,123	-
Legal and professional	306,613	58,494	1,680,606	173,463
Rent	6,047	-	18,143	-
Rent - affiliate	-	900	-	2,700
General and administrative expenses	1,690,210	51,828	1,943,854	85,114

Total Operating Expenses	2,642,632	111,222	7,839,726	261,277

LOSS FROM OPERATIONS	(2,391,067)	(7,958)	(6,944,149)	(108,816)

OTHER EXPENSES:
Interest expense	(280,635)	(15,633)	(339,826)	(18,824)
Interest expense - related party	(40,000)	-	(40,000)	-
Amortization of debt discount	(633,458)	(121,121)	(965,822)	(149,404)
Gain on extinguishment of debt	-	10,169	-	10,169
Derivative (expense) gain	(5,123,985)	133,791	(14,629,337)	(479,378)

Total Other Expenses	(6,078,078)	7,206	(15,974,985)	(637,437)

NET LOSS	$(8,469,145)	$(752)	$(22,919,134)	$(746,253)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(2.03)	$(0.00)	$(7.83)	$(1.40)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	4,170,106	570,106	2,928,392	533,171

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Preferred Stock Series A		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)

Balance, December 31, 2016	-	$-	$456,812	$457	$7,643	$26	$8,126

Recapitalization	4,000,000	4,000	113,294	113	(42,571)	-	(38,458)

Net loss	-	-	-	-	-	(26,658)	(26,658)

Balance, March 31, 2017	4,000,000	4,000	570,106	570	(34,928)	(26,632)	(56,990)

Net loss	-	-	-	-	-	(718,843)	(718,843)

Balance, June 30, 2017	4,000,000	4,000	570,106	570	(34,928)	(745,475)	(775,833)

Net loss	-	-	-	-	-	(752)	(752)

Balance, September 30, 2017	4,000,000	$4,000	$570,106	$570	$(34,928)	$(746,227)	$(776,585)

	Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	4,000,000	$4,000	570,106	$570	$(34,928)	$(744,779)	$(775,137)

Net income	-	-	-	-	-	60,925	60,925

Balance, March 31, 2018	4,000,000	4,000	570,106	570	(34,928)	(683,854)	(714,212)

Shares issued for services	-	-	2,100,000	2,100	4,323,900	-	4,326,000

Shares issued for acquisition	-	-	1,500,000	1,500	3,088,500	-	3,090,000

Net loss	-	-	-	-	-	(14,510,914)	(14,510,914)

Balance, June 30, 2018	4,000,000	4,000	4,170,106	4,170	7,377,472	(15,194,768)	(7,809,126)

Net loss	-	-	-	-	-	(8,469,145)	(8,469,145)

Balance, September 30, 2018	4,000,000	$4,000	4,170,106	$4,170	$7,377,472	$(23,663,913)	$(16,278,271)

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,919,134)	$(746,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,498,285	-
Bad debt expense (recovery)	(3,054)	-
Amortization of debt discount to interest expense	1,045,000	149,404
Stock-based compensation and consulting fees	4,326,000	-
Derivative expense	14,629,337	479,378
Gain on extinguishment of debt	-	(10,169)
Loss on disposal of property and equipment	14,816	-
Change in operating assets and liabilities:
Accounts receivable	327,005	(179,225)
Prepaid expenses and other current assets	(93,760)	1,963
Accounts payable and accrued expenses	346,245	146,390
Insurance payable	309,363	-
Deferred revenue	5,450	(1,300)
Accrued compensation and related benefits	278,604	5,369

NET CASH USED IN OPERATING ACTIVITIES	(235,843)	(154,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	-	10,000
Purchase of property and equipment	(303,958)	-
Cash received in acquisition	38,198	-
Cash paid for acquisition	(489,174)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(754,934)	10,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,497,503	280,000
Debt issue costs paid	(1,009,714)	-
Repayment of convertible notes payable	-	(6,464)
Proceeds from notes payable	710,845	-
Repayment of notes payable	(1,568,708)	-
Proceeds from notes payable - related party	650,000	-
Repayment of notes payable - related party	(490,000)	-
Net proceeds from related parties	258,493	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,048,419	273,536

NET INCREASE IN CASH	57,642	129,093

CASH, beginning of period	106,576	11,725

CASH, end of period	$164,218	$140,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$100,895	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$1,487,788	$510,000
Transfer of advance from lender to convertible note	$-	$15,000

Liabilities assumed in acquisition	$3,503,552	$38,458
Less: assets acquired in acquisition	1,959,655	-
Net liabilities assumed	1,543,897	38,458
Fair value of shares for acquisition	3,090,000	-
Increase in intangible assets - non-cash	$4,633,897	$38,458

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On July 24, 2018, the Company formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

TLSI and its wholly-owned subsidiaries, Save On, Prime and Shypdirect are hereafter referred to as the “Company”.

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

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSI and its wholly owned subsidiaries, Save On, Prime and Shypdirect. All intercompany accounts and transactions have been eliminated in consolidation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $22,919,134 for the nine months ended September 30, 2018. The net cash used in operations was $235,843 for the nine months ended September 30, 2018. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $23,663,913, $16,278,271 and $19,741,396, respectively, at September 30, 2018. Furthermore, the Company failed to make a required maturity date payment of principal and interest on certain of its convertible debt instruments. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in these notes. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $127,500 of penalty expense and the related liability. Additionally, the Company defaulted on a convertible note due to the late filing of this report on Form 10-Q among other events of default on this convertible note. Remedies this lender may request is an immediate repayment of the loan at 125% of the principal and interest balance, which would result in the recording of approximately $624,375 of penalty expense and the related liability and an increase in the interest rate to 24% annually. On December 27, 2018, the lender waived any and all defaults in existence on the Note and we agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. Additionally, the principal interest amount due under the Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Note due on December 18, 2019. In January 2019, the Company paid its first installment. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so.

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

Fair value of financial instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2018 and December 31, 2017:

	At September 30, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$16,718,740	—	—	$601,615

A roll forward of the level 3 valuation financial instruments is as follows:

For the Nine Months ended September 30, 2018
Balance at December 31, 2017	$601,615
Initial valuation of derivative liabilities included in debt discount	1,487,788
Initial valuation of derivative liabilities included in derivative expense	6,839,065
Change in fair value included in derivative expense	7,790,272
Balance at September 30, 2018	$16,718,740

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2018 and December 31, 2017. The Company has not experienced any losses in such accounts through September 30, 2018.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

For the Company’s Prime and Shypdirect business activities, the Company recognizes revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. The Company does not incur incremental costs obtaining service orders from its Prime customers, however, if the Company did, because all of Prime and Shypdirect customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognizes arises from deliveries of packages on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders correspond to each delivery of packages that the Company makes under the service agreements. Control of the package transfers to the recipient upon delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018 and there was no cumulative effect of adoption.

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

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2018	September 30, 2017
Stock warrants	1,442,434	0
Convertible debt	7,270,659	197,735
Series A convertible preferred stock	7,912,857	202,170

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Pursuant to the terms of the SPA, as amended in September 2018 to correct the purchase price error in the original SPA, the Company agreed to pay $489,174 in cash which under the SPA was loaned back to Prime and therefore was included in due to related parties at September 30, 2018, and the Company issued 1,500,000 shares of its common stock in exchange for 100% of the issued and outstanding membership units of Prime. Additionally, the Company shall issue additional shares of its common stock intended to true-up the Purchase Interests such that the aggregate value of the Purchase Interests would be equal to the trailing twelve-month gross profit of the Company (the “True-Up Value”), to be calculated as of December 31, 2018 (the “True-up Stock”). On April 15, 2019, the Company shall issue to the sellers such aggregate number of True-up Stock equal to (i) the True-Up Value minus $3,750,000 divided by (ii) the lower of (A) $2.50, (B) the closing price of the Company’s common stock on April 15, 2019 or (C) the lowest price per share (as adjusted for any stock splits) paid upon conversion of the Company’s series A convertible preferred stock on or prior to April 15, 2019. Based on management’s estimate of 2018 gross profit, the Company believes that no additional True-up stock will be issued and therefore, no additional contingent consideration was recorded. Prime became a wholly owned subsidiary of the Company as of the Closing Date.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the nine months ended September 30, 2018, acquisition and transaction related expenses primarily consisted of legal fees of approximately $24,000 and $1,236,000 of stock-based professional fees from the granting of 600,000 shares of the Company’s common stock to two consultants for services rendered in connection with the acquisition. Additionally, debt issue costs were incurred relating to a loan in which a portion of the proceeds were used to pay the cash portion of the purchase consideration (see Note 7 “Bellridge Capital LLC”).

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Prime had occurred as of the beginning of the following periods:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Revenues	$13,016,871	$4,387,593
Net Loss	$(24,297,327)	$(1,510,968)
Net Loss per Share	$(8.30)	$(0.73)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – ACCOUNTS RECEIVABLE

The following table presents the accounts receivable:

	September 30, 2018	December 31, 2017
Accounts receivable	$1,070,456	$254,150
Allowance for doubtful accounts	-	-
Accounts receivable, net	$1,070,456	$254,150

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful Life	2018	2017
Delivery trucks and vehicles	5 years	$855,529	$-
Less: accumulated depreciation		(48,485)	-
Property and equipment, net		$807,044	$-

For the nine months ended September 30, 2018 and 2017, depreciation expense is included in general and administrative expenses and amounted to $48,485 and $0, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 6 – INTANGIBLE ASSET

At September 30, 2018 and December 31, 2017, intangible asset consisted of the following:

	Useful life	September 30, 2018	December 31, 2017
Customer contract	1 year	$5,123,071	-
		5,123,071	-
Less: accumulated amortization		(1,449,197)	-
		$3,673,874	$-

For the nine months ended September 30, 2018 and 2017, amortization of intangible assets amounted to $1,449,197 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2019	$3,673,874
$3,673,874

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Red Diamond Partners LLC

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. Pursuant to this securities purchase agreement, on April 25, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $100,000 and the Company received $95,000 after giving effect to the original issue discount of $5,000. This note matured on April 25, 2018 and each tranche will mature 1 year after the date of such funding. The second Tranche was received on June 2, 2017 for $85,000 and the third Tranche for $85,000 was received on August 8, 2017 upon filing of the Registration Statement. The fourth Tranche was to be for $85,000 and was to occur ninety days after the First Closing, however, as of the date of this filing, the fourth tranche has not yet been received. The Purchaser shall not be required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. Through date of default, the RedDiamond Notes bore interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion.

On April 25, 2018, June 2, 2018 and August 8, 2018, the Company failed to make its required maturity date payments of principal and interest on a Convertible Promissory Notes of $270,000. In accordance with these notes, the Company entered into default on April 27, 2018, June 2, 2018 and August 8, 2018, which increased the interest rate to 18.0% per annum. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loans at 125% of the principal balance, which would result in the recording of penalty expenses of $67,500 and the related liability.

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

The balance of the note payable as of September 30, 2018 and December 31, 2017 amounted to $270,000 and $151,630, comprised of principal balance of $270,000 and $270,000, respectively, net of debt discount relating to the bifurcated derivative of $0 and $118,370, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

RDW Capital, LLC.

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000 of which $15,000 had been recorded as advance from lender as of March 31, 2017 and the remaining $15,000 received on June 30, 2017. Through date of default, the principal due under the Note accrued interest at a rate of 12% per annum. All principal and accrued interest under the Note was due six months following the issue date of the Note, and is convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the previous ten trading days immediately preceding the conversion. The Note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender.

On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 24% per annum. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $60,000 penalty expense and the related liability.

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

The balance as of September 30, 2018 and December 31, 2017 amounted to $240,000 and $120,986, comprised of principal balance of $240,000 and $240,000, respectively, net of Original Issue Discount (OID) of $0 and $104,137 and debt discount relating to the bifurcated derivative of $0 and $14,877, respectively.

Bellridge Capital, LLC.

On June 18, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”), whereby it issued to an institutional investor (the “Lender”) a senior secured convertible note in the aggregate principal amount of $2,497,503 (the “Note”), for an aggregate purchase price of $1,665,000, net of an original issue discount of $832,503. In addition, the Company paid issue costs of $177,212. The original issue discount and issue costs were recorded as a debt discount to be amortized over the Note term. The principal due under the Note accrues interest at a rate of 10% per annum. Interest of $20,813 was payable monthly beginning on July 18, 2018 and was due monthly over the term of the Note in cash or common stock of the Company, at the Lender’s discretion.

In August 2018, the Company defaulted on this Note due to i) default on the payment of monthly interest payments due, ii) default caused by the late filing of the Company’s report on Form 10-Q for the periods ended June 30, 2018 and September 30, 2018, and iii) default of filing of a registration statement. Upon an event of default, all principal, accrued interest, and liquating damages and penalties are due upon request of the lender at 125% of such amounts. On December 27, 2018, the Lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing at the time the Company files a registration statement or makes an application to up list to a national stock exchange. Additionally, the principal interest amount due under the Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Note due on December 18, 2019.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

During the term of this Note, in the event that the Company consummates any public or private offering or other financing or capital raising transaction of any kind ( each a “Subsequent Offering”), in which the Company receives, in one or more contemporaneous transactions, gross proceeds of at least $5,000,000, at any time upon ten (10) days written notice to the Holder, but subject to the Holder’s conversion rights set forth in the Purchase Agreement, then the Company shall use 20% of the gross proceeds of the Subsequent Offering and shall make payment to the Holder of an amount in cash equal to the product of (i) the sum of (x) the then outstanding principal amount of this Note and (y) all accrued but unpaid interest, multiplied by (ii) (x) 110%, if the Prepayment Date is within 90 days of the date hereof the Closing Date (as defined in the Purchase Agreement), or (y) 125%, if the Prepayment Date is after the 90th day following the Closing Date, to which calculated amount the Company shall add all other amounts owed pursuant to this Note, including, but not limited to, all Late Fees and liquidated damages.

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

During the nine months ended September 30, 2018, the fair value of the derivative liabilities was estimated using the Black-Sholes valuation model, Binomial valuation model, and the Monte-Carlo simulation model with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 2.00 years
Volatility	261.2% to 307.7%
Risk-free interest rate	1.32% to 2.11%

At September 30, 2018 and December 31, 2017, convertible promissory notes are as follows:

	September 30, 2018	December 31, 2017
Principal amounts	$3,007,503	$510,000
Less: unamortized debt discount	(1,769,065)	(237,384)
Convertible notes payable, net	1,238,438	272,616
Less: current portion of convertible notes payable	(1,238,438)	-
Convertible notes payable, net – long-term	$-	$272,616

For the nine months ended September 30, 2018 and 2017, amortization of debt discounts related to these convertible notes amounted to $965,821 and $149,404, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the nine months ended September 30, 2018 and 2017 was approximately 21.2% and 10.0%, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 8 – NOTES PAYABLE

Secured merchant loans

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Secured Merchant Loans”). Pursuant to the Secured Merchant Loans, the Company is required to repay the noteholders by making daily payments on each business day or on demand payments until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. The Secured Merchant Loans are secured by the assets of Prime, and are personally guaranteed by the former majority member of Prime. During the period from acquisition date of Prime (June 18, 2018) to September 30, 2018, the Company repaid $649,419 of these notes. At September 30, 2018, notes payable related to Secured Merchant Loans amounted to $294,862.

On September 20, 2018, the Company entered into a secured Merchant Loan in the amount of $521,250 and received net proceeds of $375,000, net of original issue discount of $146,250. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,724 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loan is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the period from September 20, 2018 to September 30, 2018, the Company repaid $14,896 of this note. At September 30, 2018, note payable related to this Secured Merchant Loan amounted to $506,354.

Promissory notes

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities due to former members of Prime amounting to $459,750 (the “Member Notes”). The Member Notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the period from acquisition date of Prime (June 18, 2018) to September 30, 2018, the Company repaid $459,750 of these notes. At September 30, 2018, notes payable related to Member Notes amounted to $0.

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities due to entities or individuals amounting to $297,005 (the “Note”). These notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the period from acquisition date of Prime (June 18, 2018) to September 30, 2018, the Company borrowed an addition $50,000 and repaid $214,980 of these notes. At September 30, 2018, notes payable to these entities or individuals amounted to $132,025.

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

Equipment notes payable

In connection with the acquisition of Prime (See Note 3), the Company assumed several equipment notes payable liabilities due to entities amounting to $523,207 (the “Equipment Notes”). These Equipment Notes have effective interest rates ranging from 6.0% to 9.4%, and are secured by the underlying van or trucks. During the period from acquisition date of Prime (June 18, 2018) to September 30, 2018, the Company borrowed funds pursuant to Equipment Note agreements of $135,845, repaid $64,664 of these Equipment Notes, and reduce Equipment Notes by $56,933 related to the trade in of certain vans. At September 30, 2018, equipment notes payable to these entities amounted to $537,455.

At September 30, 2018 and December 31, 2017, notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Principal amounts	$1,470,696	$-
Less: unamortized debt discount	(142,071)	-
Principal amounts, net	1,328,625	-
Less: current portion of notes payable	(1,328,625)	-
Notes payable – long-term	$-	$-

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of September 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

NOTE 10– STOCKHOLDERS’ DEFICIT

Preferred stock

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $20.83 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. As of September 30, 2018, the Company believes a triggering event has occurred. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 days’ notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months, the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Undeclared cumulative preferred stock dividends were approximately $490,000 as of September 30, 2018.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Warrant activities for the nine months ended September 30, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	$-	-	$-
Granted	1,442,434	0.00	1.72
Balance Outstanding September 30, 2018	1,442,434	$0.00	1.72	$2,884,768
Exercisable, September 30, 2018	1,442,434	$0.00	1.72	$2,884,768

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

The Company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. Rent expense to the affiliate was $0 and $2,700 for the nine months ended September 30, 2018 and 2017, respectively.

The Company utilized an affiliate as one of the carriers, providing auto transportation, in the normal course of business. The carrier fees incurred to the affiliate were $47,450 for the nine months ended September 30, 2018. At September 30, 2018, amount due to this affiliate amounted to $3,875 and is included in due to related parties on the accompanying consolidated balance sheets.

During 2017 certain revenue and related costs initially recorded by the Company were deemed as affiliate revenue and related costs and were therefore reversed. This was caused by either customers who had not yet approved the Company as a vendor or remittances which were made to the affiliate directly. Such remittances were then remitted from the affiliate back to the Company. The outcome resulted in a net due to affiliate of $3,150 as of September 30, 2018 and $23,551 as of December 31, 2017.

The Company utilized various ancillary services of the affiliate including software and certain technology without any charge by the affiliate.

In connection with the acquisition of Prime (See Note 3), the Company acquired a balance of $14,019 that was due from the former majority owner of Prime. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime who then advanced back the $489,174 to Prime. Additionally, during the period from acquisition date of Prime (June 18, 2018) to September 30, 2018, the Company repaid $214,155 of this advance. This advance is non-interest bearing and is due on demand. At September 30, 2018, amount due to related party amounted to $261,000.

Notes payable – related party

On July 25, 2018, the Company entered into a 10% Promissory Note with the spouse of the Company’s chief executive officer. Pursuant to this promissory note, the Company borrowed $270,000 and received net proceeds of $250,000, net of original issue discount of $20,000. This promissory note was repaid in August 2018. In August and September 2018, the Company borrowed an additional $440,000 from the Company’s chief executive officer and received net proceeds of $400,000, net of original issue discount of $40,000. In September 2018, $220,000 of these loans were repaid. At September 30, 2018, notes payable amount due to this related party amounted to $220,000. This promissory note was repaid in October 2018.

NOTE 12 – CONCENTRATIONS

For the nine months ended September 30, 2018, one customer represented 61.6% of the Company’s total net revenues. This revenue is from one Prime customer for the period from June 19, 2018 to September 30, 2018. For the nine months ended September 30, 2017, no single customer accounted for more than 10% of the Company’s total net revenues.

At September 30, 2018, one customer represented 66.2% of the Company’s net accounts receivable. As of December 31, 2017, two customers represented 12% and 10% of the Company’s net accounts receivable.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

For the nine months ended September 30, 2018 and 2017, the Company had no carriers that were in excess of 10% of carrier fees.

During the period from June 19, 2018 and September 30, 2018, the Company rented delivery vans from one vendor. Any shortage of supply of vans available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 13 – SEGMENT INFORMATION

During the three and nine months ended September 30, 2017, and for the period from January 1, 2018 to June 18, 2018, the Company operated in one reportable business segment consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. Since June 18, 2018, the Company operated in two reportable business segments - (1) the transportation of automobiles and other freight (the “Save On” segment) and (2) a segment which concentrates on deliveries for on-line retailers in New York, New Jersey and Pennsylvania (the “Prime” segment). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2018	2017	2018	2017
Revenues:
Save On	$1,063,208	$459,248	$3,372,979	$636,393
Prime	4,813,036	-	5,439,856	-
Shypdirect	18,916	-	18,916	-
	5,895,160	459,248	8,831,751	363,393
Depreciation and amortization:
Save On	-	-	-	-
Prime	1,324,656	-	1,498,285	-
Shypdirect	-	-	-	-
	1,324,656	-	1,498,285	-
Interest expense
Save On	-	-	-	-
Prime	158,350	-	163,396	-
Shypdirect	-	-	-	-
Other (a)	795,743	136,754	1,182,252	168,228
	954,093	136,754	1,345,648	168,228
Net loss
Save On	(85,022)	(752)	(131,642)	(746,253)
Prime	(2,429,531)	-	(2,615,039)	-
Shypdirect	(34,864)	-	(34,864)	-
Other (a)	(5,919,728)	-	(20,137,589)	-
	$(8,469,145)	$(752)	$(22,919,134)	$(746,253)

	September 30, 2018	December 31, 2017
Identifiable long-lived tangible assets at September 30, 2018 and December 31, 2017 by segment
Save On	$-	$-
Prime	807,044	-
Shypdirect	-	-
	$807,044	$-

(a)	The Company does not allocate any general and administrative expense of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 14 – SUBSEQUENT EVENTS

Secured merchant loans

On October 1, 2018, the Company entered into a secured Merchant Loan in the amount of $209,850 and received net proceeds of $137,962, net of original issue discount of $59,850 and net of origination fees of $12,038. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,749 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. Additionally, on October 1, 2018, the Company entered into a second secured Merchant Loan in the amount of $139,900 and received net proceeds of $92,000, net of original issue discount of $39,900 and net of origination fees of $8,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,166 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

On October 12, 2018, the Company entered into a secured Merchant Loan in the amount of $420,000. The Company simultaneously repaid a prior loan of $31,634, paid an origination fee of $10,500 and received net proceeds of $254,552, net of original issue discount of $123,314. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholder by making daily payments of $3,000 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. Additionally, on January 28, 2019, the Company entered into a second secured Merchant Loan in the amount of $759,000. The Company simultaneously repaid a prior loan of $207,000, paid an origination fee of $13,750 and received net proceeds of $315,098, net of original issue discount of $209,000 and fees of $14,152. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $4,897 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

On January 14, 2019, the Company entered into a secured Merchant Loan in the amount of $764,500. The Company simultaneously repaid a prior loan of $223,329 which was entered into during September 2018, paid an origination fee of $10,034 and received net proceeds of $316,637, net of original issue discount of $214,500. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $6,371 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. Additionally, on January 24, 2019, the Company entered into a second secured Merchant Loan in the amount of $417,000. The Company simultaneously paid an origination fee of $7,998 and received net proceeds of $292,002, net of original issue discount of $117,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,972 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

Promissory notes

From October 2018 to February 13, 2019, the Company entered into separate Promissory Notes with three individuals totaling $336,900 and received net proceeds of $316,400, net of original issue discount of $10,000 and net of fees of $10,500. In connection with these promissory notes, the Company issued 7,000 warrants to purchase 7,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of issuance which ranged from $1.00 to $1.03 per share. The warrants are exercisable over a five-year period.

From November 2018 to January 2019, the Company entered into separate promissory notes with an individual totaling $325,000 and received net proceeds of $300,000, net of original issue discount of $25,000. From December 2018 to February 2019, the Company repaid these loans.

From October 2018 to December 2018, the Company entered into separate promissory notes with an entity totaling $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of these notes.

Notes payable – related party

In October 2018 and November 2018, the Company entered into a 10% Promissory Note with the spouse of the Company’s chief executive officer. Pursuant to this promissory notes, the Company borrowed $440,000 and received net proceeds of $400,000, net of original issue discount of $40,000. These promissory notes were repaid in November 2018 and January 2019.

Common stock issued for debt

In October 2018, the Company issued 50,000 shares of its common stock to the related party lender in connection with loans made between July and October 2018.

Convertible debt

In August 2018, the Company defaulted on its convertible note payable with Bellridge due to i) default on the payment of monthly interest payments due, ii) default caused by the late filing of the Company’s report on Form 10-Q for the periods ended June 30, 2018 and iii) default of filing of a registration statement (See Note 7). Upon an event of default, all principal, accrued interest, and liquating damages and penalties were due upon request of the lender at 125% of such amounts. On December 27, 2018, the lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. Additionally, the principal interest amount due under the Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Note due on December 18, 2019. In January 2019, the Company paid its first installment.

Pursuant to the warrant, at any time on or before the date that the Company files a registration statement on form S-l or applies for up-listing to a National Exchange, and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018 (the “Termination Date”), Bellridge can to subscribe for and purchase from the Company up to 2% in shares (as subject to adjustment as defined in the warrant (the “Warrant Shares”) of common stock for an aggregate exercise price of $100. In connection with the issuance of this Warrant, the Company determined that this Warrant contains terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in this Warrant shall be accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of this Warrant shall be determined using the Monte-Carlo simulation model.

Operating lease agreements

On November 30, 2018, the Company entered into a commercial lease agreement for the lease of sixty parking spaces under an operating lease through November 2023 for a monthly rental fee of $6,000. Either party can cancel this lease on the annual anniversary date of the lease provided that the party who wishes to terminate provides the other party with at least 30-day prior written notice of such termination.

In December 2018, the Company entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through December 2023. From the lease commencement date until the last day of the second lease year, monthly rent shall be $14,000. At the beginning of the 30th month following the commencement date and through the end of the term, minimum rent shall be $14,420 per month. The Company shall have one option to renew the term of this lease for an additional five years. In January 2019, the Company paid a security deposit of $28,000.

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

On July 24, 2018, the Company formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

The following discussion highlights the results of our operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on the unaudited consolidated financial statements contained in this Quarterly Report, which has been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The unaudited consolidated financial statements for the three and nine months ended September 30, 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited consolidated financial statements.

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

For the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017

The following table sets forth our revenues, expenses and net income (loss) for the three and nine months ended September 30, 2018 and 2017. The financial information below is derived from our unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues	$5,895,160	$459,248	$8,831,751	$636,393
Cost of revenues	5,643,595	355,984	7,936,174	483,932
Gross profit	251,565	103,264	895,577	152,461
Operating expenses	2,642,632	111,222	7,839,726	261,277
Loss from operations	(2,391,067)	(7,958)	(6,944,149)	(108,816)
Other (expenses) income	(6,078,078)	7,206	(15,974,985)	(637,437)
Net loss	$(8,469,145)	$(752)	$(22,919,134)	$(746,253)

Results of Operations

Revenues

For the three months ended September 30, 2018, our revenues were $5,895,160 as compared to $459,248 for the three months ended September 30, 2017, an increase of $5,435,912. This increase was a result of our acquisition of Prime on June 18, 2018. Revenue of $4,813,036 was attributable to the business of Prime which focuses on deliveries for on-line retailers in New York, New Jersey and Pennsylvania. In future periods, we expect the revenue generated by Prime to be a material part of our total revenues. The remaining increase in revenue primarily results from an increase in revenue from Save On. The increase in Save On revenue compared to the prior year is a shift away from individual customers to corporate customers, which offers the potential for more frequent business. Save On consists of individual and corporate customers contracting to transport a vehicle from location to location; primarily auto dealers, contracting to transport purchased vehicles from location to location. During the three months ended September 30, 2018, revenue related to our newly formed subsidiary, Shypdirect amounted to $18,916.

For the nine months ended September 30, 2018, our revenues were $8,831,751 as compared to $636,393 for the nine months ended September 30, 2017, an increase of $8,195,358. This increase was a result of our acquisition of Prime on June 18, 2018. Revenue of $5,439,856 was attributable to the business of Prime. In future periods, we expect the revenue generated by Prime to be a material part of our total revenues. The remaining increase of $2,755,502 in revenue primarily results from an increase in revenue from Save On. The increase in Save On revenue compared to the prior year is a shift away from individual customers to corporate customers, which offers the potential for more frequent business. During the nine months ended September 30, 2018, revenue related to our newly formed subsidiary, Shypdirect amounted to $18,916.

Cost of Revenue

For the three months ended September 30, 2018, our cost of revenues were $5,643,595 compared to $355,984 for the three months ended September 30, 2017, an increase of $5,287,611. This increase was a direct result of our acquisition of Prime on June 18, 2018. Cost of revenue of $4,795,642 was attributable to the business of Prime. In future periods, we expect the cost of revenue generated by Prime to be a material part of our total cost of revenues. The remaining increase in cost of revenue of $491,969 primarily results from an increase in cost of revenue from Save On. The increase in Save On cost of revenue compared to the prior year is a shift away from individual customers to corporate customers, which offers the potential for more frequent business. Save On consists of individual and corporate customers contracting to transport a vehicle from location to location; primarily auto dealers, contracting to transport purchased vehicles from location to location. Cost of revenues relating to our Prime segment consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits. Cost of revenues for our Save On segment consists primarily of carrier fees of which $42,050 was to a related party affiliate.

For the nine months ended September 30, 2018, our cost of revenues were $7,936,174 compared to $483,932 for the nine months ended September 30, 2017, an increase of $7,452,242. This increase was a direct result of our acquisition of Prime on June 18, 2018. Cost of revenue of $5,331,587 was attributable to the business of Prime. In future periods, we expect the cost of revenue generated by Prime to be a material part of our total cost of revenues. The remaining increase in cost of revenue of $2,120,655 primarily results from an increase in cost of revenue from Save On. The increase in Save On cost of revenue compared to the prior year is a shift away from individual customers to corporate customers, which offers the potential for more frequent business. Save On consists of individual and corporate customers contracting to transport a vehicle from location to location; primarily auto dealers, contracting to transport purchased vehicles from location to location. Cost of revenues relating to our Prime segment consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits. Cost of revenues for our Save On segment consists primarily of carrier fees of which $47,450 was to a related party affiliate.

Gross Profit

For the three months ended September 30, 2018, our gross profit was $251,565, or 4.3% of revenue, as compared to $103,264, or 22.5% of revenue, for the three months ended September 30, 2017, an increase of $148,301. For the nine months ended September 30, 2018, our gross profit was $895,577, or 10.1% of revenue, as compared to $152,461, or 24.0% of revenue, for the nine months ended September 30, 2017, an increase of $743,116. The decrease in gross profit percentage related to the effect of the acquisition of Prime on June 18, 2018, For the period from June 19, 2018 to September 30, 2018, gross profit and gross profit percentage amounted to $108,269, or 2.0% for Prime as compared to gross profit and gross profit percentage of $779,355, or of 23.1% for Save On.

Operating Expenses

For the three months ended September 30, 2018, total operating expenses amounted to $2,642,632 as compared to $111,222 for the three months ended September 30, 2017, an increase of $2,531,410. For the nine months ended September 30, 2018, total operating expenses amounted to $7,839,726 as compared to $261,277 for the nine months ended September 30, 2017, an increase of $7,578,449. For the three and nine months ended September 30, 2018 and 2017, operating expenses consisted of the following:

	For the three months ended September 30		For the nine months ended September 30,
	2018	2017	2018	2017
Compensation and related benefits	$639,762	$-	$4,197,123	$-
Legal and professional fees	306,613	58,494	1,680,606	173,463
Rent	6,047	-	18,143	-
Rent – affiliate	-	900	-	2,700
General and administrative expenses	1,690,210	51,828	1,943,854	85,114
Total operating expenses	$2,642,632	$111,222	$7,839,726	$261,277

Compensation and related benefits

For the three and nine months ended September 30, 2018, compensation and related benefits amounted to $639,762 and $4,197,123, respectively, which included stock-based compensation of $3,090,000 for the nine months ended September 30, 2018 from the granting of 1,500,000 shares of our common stock to our chief executive officer for services rendered. We did not incur compensation and related benefits during the 2017 periods.

Legal and professional fees

For the three months ended September 30, 2018, legal and professional fees amounted to $306,613 as compared to $58,494 for the three months ended September 30, 2017, an increase of $248,119. For the nine months ended September 30, 2018, legal and professional fees amounted to $1,680,606 as compared to $173,463 for the nine months ended September 30, 2017, an increase of $1,507,143. During the nine months ended September 30, 2018, we incurred stock-based consulting fees of $1,236,000 from issuance of our shares to consultants for business development services rendered.

General and administrative expenses

General and administrative expenses include office expenses and supplies, travel and entertainment, depreciation and amortization and other expenses. For the three months ended September 30, 2018, general and administrative expenses amounted to $1,690,210 as compared to $51,828 for the three months ended September 30, 2017, an increase of $1,638,382. For the nine months ended September 30, 2018, general and administrative expenses amounted to $1,943,854 as compared to $85,114 for the nine months ended September 30, 2017, an increase of $1,858,740. The increase in operating expenses compared to the prior year period is due to the Company’s organic growth and growth through acquisition, including the expansion of office space.

Loss from Operations

For the three months ended September 30, 2018, loss from operations amounted to $2,391,067 as compared to $7,958 for the three months ended September 30, 2017, an increase of $2,383,109. For the nine months ended September 30, 2018, loss from operations amounted to $6,944,149 as compared to $108,816 for the nine months ended September 30, 2017, an increase of $6,835,333.

Other Expenses

Total other expenses include interest expense and derivative expense. For the three and nine months ended September 30, 2018 and 2017, other expenses consisted of the following:

	For the three months ended September 30		For the nine months ended September 30,
	2018	2017	2018	2017
Interest expense	$280,635	$15,633	$339,826	$18,824
Interest expense – related party	40,000	-	40,000	-
Amortization of debt discount	633,458	121,121	965,822	149,404
Gain on extinguishment of debt	-	(10,169)	-	(10,169)
Derivative expense	5,123,985	(133,791)	14,629,337	479,378
Total other expenses	$6,078,078	$(7,206)	$15,974,985	$637,437

For the three and nine months ended September 30, 2018, interest expense increased by $265,002 and $321,002 as compared to the 2017 periods, respectively, and related to an increase in interest-bearing loans.

For the three and nine months ended September 30, 2018, amortization of debt discount increased by $512,337 and $816,418 as compared to the 2017 periods, respectively, and related to an increase in amortization of debt discount from interest-bearing loans.

For the three months ended September 30, 2018, derivative expense increased by $5,257,776 as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, derivative expense increased by $14,149,959 as compared to the nine months ended September 30, 2017. In connection with the issuance of a certain Note, Warrant and Placement Warrant, on June 18, 2018, the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivatives of $8,326,853 was recorded as derivative liabilities and was allocated as a debt discount of $1,487,788, with the remainder of $6,839,065 charged to current period operations as initial derivative expense. Additionally, for the three and nine months ended September 30, 2018, we adjusted our derivative liabilities to fair value and recorded derivative expense of $5,123,985 and $14,629,337, respectively.

Net Loss

Due to factors discussed above, for the three months ended September 30, 2018 and 2017, net loss amounted to $8,469,145, or $2.03 per basic and diluted common share, and $752, or $0.00 per basic and diluted common share, respectively. For the nine months ended September 30, 2018 and 2017, net loss amounted to $22,919,134, or $7.83 per basic and diluted common share, and $746,253, or $1.40 per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2018, we had a cash balance of $164,218. Our working capital deficit was $19,741,396 at September 30, 2018.

We reported a net increase in cash for the nine months ended September 30, 2018 of $57,642.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2018 amounted to $235,843. During the nine months ended September 30, 2018, net cash used in operating activities was primarily attributable to a net loss of $22,919,134 adjusted for the add back of non-cash items such as depreciation and amortization expense of $1,498,285, derivative expense of $14,629,337, amortization of debt discount of $1,045,000, loss of disposal of property and equipment of $14,816, and stock-based compensation of $4,326,000, and changes in operating assets and liabilities such as a decrease in accounts receivable of $327,005, an increase in accounts payable and accrued expenses of $346,245 and an increase in insurance payable of $309,363. Net cash flows used in operating activities for the nine months ended September 30, 2017 amounted to $154,443. During the nine months ended September 30, 2017, net cash used in operating activities was primarily attributable to a net loss of $746,253 adjusted for the add back of non-cash items such as derivative expense of $479,378 and amortization of debt discount of $149,404, and changes in operating assets and liabilities such as an increase in accounts receivable of $179,225 and an increase in accounts payable and accrued expenses of $146,390.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2018 amounted to $754,934 and consisted of cash received in the acquisition of $38,198 offset by cash paid for the acquisition of $489,174 and restricted cash acquired of $303,958. Net cash flows provided by investing activities for the nine months ended September 30, 2017 was comprised of a $10,000 cash escrow acquired on March 30, 2017 in connection with the reverse merger, to be held for a six month period to pay unpaid liabilities in conjunction with the Reverse Merger.

Financing activities

For the nine months ended September 30, 2018 and 2017, net cash provided by financing activities amount to $1,048,419 and $273,536, respectively. For the nine months ended September 30, 2018, we received gross proceeds from convertible notes of $2,497,503, proceeds from notes payable of $710,845and net cash proceeds from related party advances of $908,493 offset by the repayment of related party advances of $490,000, the payment of debt issue costs of $1,009,714 and the repayment of notes payable of $1,568,708. For the nine months ended September 30, 2017, we received net proceeds from convertible notes of $280,000.

Going Concern Consideration

Our accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $22,919,134 for the nine months ended September 30, 2018. The net cash used in operations was $235,843 for the nine months ended September 30, 2018. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $23,663,913, $16,278,271 and $19,741,396, respectively, at September 30, 2018. Furthermore, the Company failed to make a required maturity date payment of principal and interest on certain of its convertible debt instruments. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in these notes. One of the remedies the lender may request is an immediate repayment of the loan at 125% of the principal balance, which would result in the recording of $127,500 of penalty expense and the related liability. Additionally, we were in default on a convertible note due to the late filing of this report on Form 10-Q. Remedies this lender may request is an immediate repayment of the loan at 125% of the principal balance, which would have resulted in the recording of $624,375 of penalty expense and the related liability and an increase in the interest rate to 24% annually. On December 27, 2018, the lender waived any and all defaults in existence on the Note and we agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. Additionally, the principal interest amount due under the Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Note due on December 18, 2019. In January 2019, the Company paid its first installment. It is management’s opinion that these factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that we will be able to continue to do so.

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

For the Company’s Save On business activities, we recognize revenues and the related direct costs of such revenue which includes carrier fees and dispatch costs as of the date the freight is delivered by the carrier which is when the performance obligation is satisfied. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms for corporate customers are net 30 days from acceptance of delivery and individual customers generally must pay in advance. We do not incur incremental costs obtaining service orders from our Save On customers, however, if we did, because all of Save On customer’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASC, resulted in no cumulative effect at January 1, 2018 and no change prospectively to our results of operations or financial condition. The revenue that we recognize arises from service orders we receive from our Save On customers. Our performance obligations under these service orders correspond to each delivery of a vehicle that we make for our customer under the service orders; as a result, each service order generally contains only one performance obligation based on the delivery to be completed.

For the Company’s Prime and Shypdirect business activities, we recognize revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. We do not incur incremental costs obtaining service orders from our Prime customers, however, if we did, because all of Prime and Shypdirect’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that we recognize arises from deliveries of packages on behalf of the Company’s customers. Primarily, our performance obligations under these service orders correspond to each delivery of packages that we make under the service agreements. Control of the delivery transfers to the recipient upon delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

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

Through the current reporting period, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018 and there was no cumulative effect of adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2018. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 because of the items set forth below:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties as our sole director is also our sole officer;

3)	There is a lack of segregation of duties and monitoring controls regarding accounting because there are a limited staff of accountants maintaining the books and records;

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of outside consultants to assist in financial expertise;

5)	The Company does not have adequate controls in place related to its acquisition process including lack of due diligence process, lack of proper pre-closing legal and accounting review of acquisition documents, and lack of personnel to conduct such analysis;

6)	The Company does not have adequate controls over pre-closing legal and accounting review of loan transactions;

7)	The Company did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

8)	The Company lacks supervision of outside consultants who may negotiate transactions on behalf of the Company; and

9)	The Company has not yet implemented any internal controls over financial reporting at its recently acquired subsidiary.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended September 30, 2018. However, the material weaknesses did cause delays in the completion of our financial reporting. Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In August 2018, we defaulted on its convertible note payable with Bellridge due to i) default on the payment of monthly interest payments due, ii) default caused by the late filing of the Company’s report on Form 10-Q for the periods ended June 30, 2018 and iii) default of filing of a registration statement (See Note 7). Upon an event of default, all principal, accrued interest, and liquating damages and penalties were due upon request of the lender at 125% of such amounts. On December 27, 2018, the lender waived any and all defaults in existence on the Note and we agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. Additionally, the principal interest amount due under the Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Note due on December 18, 2019. In January 2019, the Company paid its first installment.

Pursuant to the warrant, at any time on or before the date that the Company files a registration statement on form S-l or applies for up-listing to a National Exchange, and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018 (the “Termination Date”), Bellridge can to subscribe for and purchase from the Company up to 2% in shares (as subject to adjustment as defined in the warrant (the “Warrant Shares”) of common stock for an aggregate exercise price of $100. In connection with the issuance of this Warrant, the Company determined that this Warrant contains terms that are not fixed monetary amounts at inception.

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

PETROTERRA CORP.

Dated: February 14, 2019	By:	/s/ Steven Yariv
Steven Yariv
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

