Form 10-K
period 2018-12-31
Transportation & Logistics Systems, Inc.
filed 2019-04-16
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File No. 001-34970

Transportation and Logistics Systems, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [  ] No: [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $3.00 per share of common stock as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was $4,324,575.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 13, 2019, registrant had outstanding 10,191,525 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-K

December 31, 2018

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, “the Company”, “we,” “us,”, “TLSI” and “our,” refer to Transportation and Logistics Systems, Inc., a Nevada corporation and its wholly owned subsidiaries, Save On Transport Inc., Prime EFS, LLC, and Shypdirect LLC.

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Transportation and Logistics Systems, Inc. (“TLSS”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008.

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc., (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016 (“Inception Date”). Save On is a provider of integrated transportation management solutions consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. As an early stage company, TLSS’s current operations are subject to all risks inherent in the establishment of a new business enterprise

The Share Exchange was treated as a reverse merger and recapitalization of Save On for financial reporting purposes since the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger was replaced with the historical financial statements of Save On before the Merger. The balance sheets at their historical cost basis of both entities were combined at the merger date and the results of operations from the merger date forward include the historical results of Save On and results of TLSS from the merger date forward. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

On June 18, 2018 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime members on the Closing Date (the “SPA”). Prime is a New Jersey based transportation company with a focus on deliveries for on-line retailers in New York, New Jersey and Pennsylvania.

On July 24, 2018, the Company formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

TLSS and its wholly-owned subsidiaries, Save On, Prime and Shypdirect are hereafter referred to as the “Company”. Our principal executive offices are located in the United States at 2833 Exchange Court, West Palm Beach, Florida 33409, and our telephone number is [(561) 801-9188.

Company Overview

We generate our revenues through three subsidiaries, Prime, Shypdirect, and Save On.

During the year ended December 31, 2017, and for the period from January 1, 2018 to June 18, 2018, we operated in one reportable business segment consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. Since June 18, 2018, we operated in three reportable business segments - (1) the transportation of automobiles and other freight (the “Save On” segment), (2) a segment which concentrates on deliveries for on-line retailers in New York, New Jersey and Pennsylvania (the “Prime” segment), and (3) a segment with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office (the “Shypdirect segment).

Prime and Shypdirect provide multiple services involving movement of goods through e-commerce. We focus primarily on the transportation of packages that are ultimately to be delivered to the business or retail consumer, with our transportation services going from the manufacturer or fulfillment center to the delivery station and from the delivery station to the end user (known as the “last mile” deliveries).

Save On is a Florida based non-asset provider of integrated transportation management solutions. Through Save On, we provide brokerage and logistics services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight, which involve the use of independent contractor-owned trucks and equipment.

E-Commerce Fulfillment Solutions

The rapid growth of e-commerce and the online retailing segment of e-commerce is well documented. Our technology platform positions us to provide transportation services and grow at or faster than the rapidly growing and evolving e-commerce marketplace.

Online retail brands have logistics needs that differ from those of traditional businesses. Unlike traditional inventory management, e-commerce companies need to ship items directly to customers, who expect their orders to arrive on time and as described. We have built our delivery services to perform effectively in the “on demand” shipping environment that is part of the e-commerce fulfillment solutions system.

Our e-commerce fulfillment solutions are primarily the transportation of goods between destination points along the way from the manufacturer to the customer. We provide delivery services to the end user ( “Last Mile” delivery), principally retail consumers, including deliveries which require two persons to complete the delivery of heavy or bulky items, as well as “mid-mile” delivery services between distribution centers and fulfillment centers and line-haul delivery services from the manufacturer to the distribution center. Our revenues are generated from the fixed price charged for each specific route between a delivery station to a fulfillment center or from the fulfillment center to the final destination with a fixed price per route. We currently provide the majority of our services for a leading e-commerce retailer.

In most instances we are paid a fixed fee for transporting products from one designated site to a specified delivery point without regard to the number of packages being transported. With the ongoing growth of e-commerce the specific routes between designated sites is regularly changing (primarily increasing) as the volume of the online retailing segment of e-commerce activity expands. An integral part of our strategy is to regularly be in contact with our customers to assure that we are anticipating and planning for the expansion of current routes and the addition of new routes to our service base.

The transportation network for the e-commerce marketplace is also referred to as supply chain management. Our services within the supply chain management include transportation and logistics. The e-commerce marketplace has changed the shipping and logistics performance requirements, metrics and expectations. While we are an integral part of one of the world’s largest e-commerce retailers, we anticipate that our fulfillment services will expand to include outside third parties that are utilizing our customer’s infrastructure.

We have built a network operations center (“NOC”) in Jersey City, New Jersey that allows us to track the location of each of our vehicles and address any on road disruptions. Our NOC is designed to grow with our business as we add more vehicles for additional routes and expand geographically. Presently, we utilize our NOC solely for our own business. We anticipate that as our revenues grow and the reach and scope of our transportation activities expand (both geographically and within the tristate area in which we currently operate) that we will generate revenues from services provided via our NOC to other parties.

Our infrastructure is built to support the e-commerce unique fulfillment requirements of distributing products to millions of homes instead of hundreds of stores, managing millions of stock keeping units (SKUs) instead of thousands, shipping to homes in parcels instead of truckloads to stores and transporting between fulfillment centers in addition to distribution centers. Our infrastructure is aligned with the requirements of the online retailer: Online retailers differ from traditional brick and mortar where customers visit the premises and the retailer maintains goods on the premises. Online retailers have goods located in multiple locations (3rd party warehouse, etc.) and ships items directly to the customer; customers expect their order to arrive on time and be the correct quantity and product ordered.

With our focus on on-time performance, customer satisfaction and challenging growth management opportunities for our employees, we believe we are one of the fastest growing e-commerce fulfillment services providers in the country. As an early stage company, we have experienced and anticipate that we will continue to experience the challenges that come from rapid growth in revenues such as identifying and hiring employees that are aligned with our expectations, securing assets and expanding our administrative support services for our rapidly growing operations. We believe that our ability to manage our company through this high growth is a key part of our success, as evidenced by the high performance ratings we have regularly achieved in our customers’ scoring systems. We expect to expand our revenue base as the traditional brick and mortar retailers develop omni-channel strategies of generating revenues through a combination of physical and online sales.

Automobile Transportation

At Save On, we do not own the trucks or other equipment used to transport freight. Instead we utilize our relationships with subcontracted transportation providers – typically independent contract motor carriers. However, we utilize carrier services of an affiliate entity for transportation services within Florida. We make a profit on the difference between what we charge our customers for the services we provide and what we pay to the transportation providers to transport our customers’ freight. Our success depends in large part on our ability to hire and train talented salespeople and deploy them under exceptional leaders, develop sophisticated information technology, and build relationships with the carriers in our network so that we can purchase the optimal transportation solutions for our customers. Currently, all of our revenues are derived from domestic shipments.

Our Strategy and Competitive Strengths

Our strategy is to provide on-time, high quality pick-up, transportation and delivery services. An important part of our strategy is the use of technology to plan, execute and monitor the performance of our services and transportation assets.

We have built and positioned our Company to grow at or faster than the rate e-commerce fulfillment solutions are growing. This will allow us to diversify our revenue base in conjunction with growing our revenue base. We plan on continuing our organic growth and growing through the acquisition of carriers that will provide us with geographic expansion.

While Prime has been in business for less than three years (Prime was founded in July 2016), we believe our youth as a business is a competitive advantage because we have been and continue to be focused on transportation services as part of the e-commerce fulfillment solutions. These solutions are in high demand and expected to continue to grow at a rapid pace. We believe we understand the various segments of the end-to-end solutions required to rapidly and accurately deliver goods between the various pick-up and delivery points in the e-commerce delivery chain. While we will focus on diversifying our revenue sources, we will continue to be principally focused on growing our transportation services that are part of the e-commerce fulfillment solutions required for the e-commerce marketplace.

Many of our management employees have e-commerce experience with e-commerce retailers and understand the dynamics of e-commerce growth, demands and logistics since all or the vast majority of their career has been in e-commerce businesses. In addition to the youthful, while experienced e-commerce management, we also have the competitive advantage of not having the legacy structure of the older, larger companies that existed before the e-commerce marketplace became popular.

Many of our transportation assets were initially utilized for a single route per day. As we expand, we have been able to increase utilization through use of assets on multiple routes or the addition of a second shift per day.

Our scheduled route system allows us to adjust to the regular changes in which packages are received, sorted, stored, picked, packed, shipped and housed in fulfillment centers and distribution centers. We are structured to meet the demands of “last-mile” deliveries and home grocery shopping deliveries. In addition to delivering goods in full truckloads from distribution centers to fulfillment centers, based on customer requests, we perform unscheduled pickups and deliveries of bulk products. When delivering packages to a home, we adhere to certain time slots and sometimes make “live deliveries” to ensure the customer is aware that their package has been delivered. This entails a constantly refreshed and technologically modern transportation management system (TMS).

In our automobile transportation services our growth strategy focuses on developing a full suite of automobile transportation brokerage and logistics solutions for our customers. Our service offerings consist of non-asset based transportation supply chain management, logistics and brokerage solutions. We facilitate cost-effective vehicle shipping for customers for a variety of reasons including:

●	Household moves;

●	Seasonal moves;

●	Military moves;

●	College moves;

●	Company relocation;

●	Internet automobile purchases;

●	Classic car and collector shows; and

●	Transportation for car dealerships.

Save On differentiates itself from the competition and grows its business by sustaining a high level of customer service, offering expedited and time-definite services, while providing competitive pricing.

Technology

An integral part of our operating philosophy is the utilization of technology to support our transportation services and provide our employees with real time information on the status of our operations. We believe our focus on technology as a support to our operations allows our employees to focus on performing at high levels for the benefit of our customers.

Each of our vehicles contain mobile communications devices. By being “always-connected”, we are able to monitor the real time location, performance and effectiveness of our drivers as well as the operating condition of the vehicle. The advancements in what is referred to as the telematic space allow us to develop more detailed and actionable solutions in the performance of our pick-up, transport and deliver operations – all an integral part of our e-commerce fulfillment solutions.

We regularly collect data, generate automatic reporting and measure that information against key performance indicators such as routes taken, travel time, destination arrival and departure time. Just as the e-commerce retailer instantaneously and continuously tracks what has been sold, our vehicles are tracked in parallel with the packages being tracked by our customer. Our NOC is designed to be scalable and will be expanded in reach and performance capability as our revenues grow and our assets increase in number.

Customers and Markets

Our e-commerce retailer delivery services are principally for a leading e-commerce online retailer. We have a concentration risk which we shall address by expanding our organic growth through the addition of new customers and through the acquisition of businesses that provide transportation services for new customer bases. Our automobile transportation services are provided to businesses and individuals.

Our package delivery services are currently provided primarily in New York, New Jersey and Pennsylvania while our automobile transportation services are provided from and to destinations through the contiguous forty-eight states.

We anticipate our customer base will expand and diversify as the business-to-business segment of e-commerce expands, and the traditional retailers implement e-commerce strategies that expand their sales channels. We anticipate our fulfillment solutions will become available to other retailers that utilize our principal customers’ expanding transportation and delivery services in which our system is an integral part.

Competition

Transportation services is highly competitive and composed of fragmented marketplaces, with multiple companies competing in the geographic region in which we provide services. We compete on service, reliability, scope and scale of operations, technological capabilities and price. Our competitors include local, regional and national companies that offer the same services we provide — some with larger customer bases, significantly more resources and more experience than we have. Additionally, some of our customers have internal resources that can perform services we offer. Due in part to the fragmented nature of the industry, we must strive daily to retain existing business relationships and forge new relationships.

The health of the transportation industry will continue to be a function of domestic economic growth, particularly in the e-commerce marketplace. We believe that we have positioned the Company to grow with and benefit from the e-commerce expansion. Together with our scale, technology and company-specific initiatives, we believe that our positioning should keep us growing faster than the macro environment.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our calendar year fourth quarter, which ends December 31st. Our gross revenue was 58% higher during the fourth quarter of 2018 compared to the third quarter of 2018. Fourth quarter 2018 results include revenue attributable to Shypdirect, which we founded on July 24, 2018.

Regulation

Our operations are regulated and licensed by various governmental agencies. These regulations impact us directly and indirectly by regulating third-party transportation providers we use to transport freight for our customers.

Regulation Affecting Motor Carriers, Owner-Operators and Transportation Brokers. In the United States, our subsidiaries that operate as motor carriers have motor carrier licenses issued by the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). In addition, our subsidiaries acting as property brokers have property broker licenses issued by the FMCSA. Our motor carrier subsidiaries and the third-party motor carriers must comply with the safety and fitness regulations of the DOT, including those related to drug-testing, alcohol-testing, hours-of-service, records retention, vehicle inspection, driver qualification and minimum insurance requirements. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods. Other agencies, such as the U.S. Environmental Protection Agency (“EPA”), the Food and Drug Administration (“FDA”), and the U.S. Department of Homeland Security (“DHS”), also regulate our equipment, operations and independent contractor drivers. Like our third-party support carriers, we are subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities.

In 2010, the FMCSA introduced the Compliance Safety Accountability program (“CSA”), which uses a Safety Management System (“SMS”) to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or “BASICs.”

Although the CSA scores are not currently publicly available, this development is likely to be temporary. As a result, our fleet could be ranked worse or better than our competitors, and the safety ratings of our motor carrier operations could be impacted. Our network of third-party transportation providers may experience a similar result. A reduction in safety and fitness ratings may result in difficulty attracting and retaining qualified independent contractors and could cause our customers to direct their business away from the Company and to carriers with more favorable CSA scores, which would adversely affect our results of operations.

In addition, nearly all carriers and drivers that are required to maintain records of duty status have been required to install and use electronic logging devices (“ELDs”). ELD installation and use may increase costs for independent contractors and other third-party support carriers who provide services to XPO and may impact driver recruitment.

Classification of Independent Contractors. Tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies who misclassify workers and are found to have violated overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if said non-employees are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an employee or a non-employee; and impose penalties and fines for violations of the notice requirement and/or for misclassifications. Some states have launched initiatives to increase revenues from items such as unemployment, workers’ compensation and income taxes, and the reclassification of independent contractors as employees could help states with those initiatives. Taxing and other regulatory authorities and courts apply a variety of standards in their determinations of independent contractor status. If our independent contractor drivers are determined to be employees, we would incur additional exposure under some or all of the following: federal and state tax, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Environmental Regulations. Our facilities and operations and our independent contractors are subject to various environmental laws and regulations dealing with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. Similar laws and regulations may apply in many of the foreign jurisdictions in which we operate. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws and regulations. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our operations or business. In the past, we have been responsible for the costs of cleanup of diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and a small percentage of our total shipments contains hazardous materials. We believe that our operations are in substantial compliance with current laws and regulations and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results. Future changes in environmental regulations or liabilities from newly discovered environmental conditions or violations (and any associated fines and penalties) could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows. U.S. federal and state governments, as well as governments in certain foreign jurisdictions where we operate, have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could result in higher costs for new tractors and trailers, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.

Employees

As of the date of this filing, we have one full time employee, our chief executive officer, whose salary is paid by Save On. Save On has six (6) additional full-time employees, Prime EFS has 500 employees, most of which are full-time and Shypdirect has 35 employees, most of which are full time.

Marketing and Significant Customers

A vast majority of our Prime EFS and Shypdirect revenue comes from one large ecommerce retailer. Save On customers are primarily different and distinct individuals and dealerships introduced through referral sources. Our business serves the North American market, with a total concentration in the United States.

To best serve our Save On customers, we will need to hire and maintain a significant staff of sales representatives and related support personnel. Our sales strategy is twofold: we seek to establish long-term relationships with new accounts and to increase the amount of business generated from our existing customer base. We believe that these attributes are competitive advantages in the transportation and logistics industry.

Information Systems

We utilize two main cloud based information systems for our Save On Business: jTracker for taking customer orders and Central Dispatch for posting orders for carrier communications. Prime and Shypdirect use a suite of non-proprietary software programs and other technologies to manage dispatching of vehicles, employees, Department of Transportation compliance, vehicle maintenance, and scheduling.

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

Properties

Our principal executive offices are located in the United States at 2833 Exchange Court, Suite A, West Palm Beach, Florida 33409, comprised of 400 square feet of office space. The company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 a month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. The monthly rent under the renewed lease is $1,600 plus maintenance charges and taxes. The Company also has office space in Northern New Jersey that it rents on a month to month basis.

On November 30, 2018, we entered into a commercial lease agreement for the lease of sixty parking spaces under an operating lease through November 2023 for a monthly rental fee of $6,000. Either party can cancel this lease on the annual anniversary date of the lease provided that the party who wishes to terminate provides the other party with at least 30-day prior written notice of such termination.

In December 2018, we entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through December 2023. From the lease commencement date until the last day of the second lease year, monthly rent shall be $14,000. At the beginning of the 30th month following the commencement date and through the end of the term, minimum rent shall be $14,420 per month. The Company shall have one option to renew the term of this lease for an additional five years.

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

We may not successfully manage our growth.

We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on rapid growth, including organic growth and additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entering into new geographic areas and increased pressure on our existing infrastructure and information technology systems.

Our growth will place a significant strain on our management, operational, financial and information technology resources. We will need to continually improve existing procedures and controls, as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase as our operations grow. Failure to manage our growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows, stock price and financial condition.

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

Our success is dependent on our newly elected Chief Executive Officer and other key personnel.

Our success depends on the continuing services of our Chief Executive Officer, John Mercadante. Mr. Mercadante joined our Company effective with the filing of this annual report. Mr. Mercadante shall be charged with overseeing the growth of our business while identifying and hiring personnel with the required talent and experience to grow our business.

The success of our Save On segment depends on the continuing services of our Chief Executive Officer through the date of this filing, Steve Yariv. Mr. Yariv shall be charged with overseeing the growth of our business of Save On.

The success of our Prime and Shypdirect segments depends on the continuing services of Prime’s Chief Operating Officer, Frank Mazzola. Mr. Mazzola shall be charged with overseeing the growth of our business of Prime and Shypdirect.

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

For the year ended December 31, 2018, one customer represented 74.1% of the Company’s total net revenues. This revenue is from one Prime customer for the period from June 19, 2018 to December 31, 2018. Two customers accounted for 35% of our revenue for 2017. The loss of our Prime customer would materially impair our overall consolidated financial condition or consolidated results of operations. For Save On, our contractual relationships with customers generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts. For Prime, in connection with our primary customer, we operate under a one-year renewable contract which is due to expire in July 2019. We anticipate that this contract will be renewed.

We depend on third-parties in the operation of our business.

In our Save On business, which consists of forwarding and freight brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight. Accordingly, we are dependent on third-parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

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

In our Prime business, we rent or lease to own delivery vans and trucks on a daily, weekly or monthly basis from approximately five vendors. Any shortage of supply of vans available to rent to the Company could have a material adverse effect on our business, financial condition and results of operations.

Increases in independent contractor driver compensation or other difficulties attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to maintain or grow our independent contractor driver fleet.

Our Save On business operates through fleets of vehicles that are owned and operated by independent contractors. These independent contractors are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses and other operating costs. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as the FMCSA Compliance Safety Accountability program may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation fleet.

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

Our Save On subsidiary classifies its third party shipping providers as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of third party shipping providers doing business with the Company. Although we believe that there are no proposals currently pending that would significantly change the employee/independent contractor classification of third party shipping providers doing business with the Company, potential changes, if any, could have a material adverse effect on our operating model. Further, the costs associated with any such potential changes could have a material adverse effect on the Company’s results of operations and financial condition if we were unable to pass through to our customers an increase in price corresponding to such increased costs. Moreover, class action litigation in this area against other transportation companies has resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors and the legal and other related expenses associated with litigating these cases can be substantial.

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

As a public company, we incur significant legal, accounting and other expenses, which are approximately $300,000 annually. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will devote a substantial amount of time and financial resources to these compliance initiatives.

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

On November 30, 2018, we entered into a commercial lease agreement for the lease of sixty parking spaces under an operating lease through November 2023 for a monthly rental fee of $6,000. Either party can cancel this lease on the annual anniversary date of the lease provided that the party who wishes to terminate provides the other party with at least 30-day prior written notice of such termination.

In December 2018, we entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through December 2023. From the lease commencement date until the last day of the second lease year, monthly rent shall be $14,000. At the beginning of the 30th month following the commencement date and through the end of the term, minimum rent shall be $14,420 per month. The Company shall have one option to renew the term of this lease for an additional five years

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock has been quoted on OTC Pink under the symbol “PTRA” through August 13, 2018 and “TLSS” beginning on August 14, 2018. Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market. The following table reflects the high and low bid price for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
Fiscal year ended December 31, 2018	First	$9.97	$1.80
	Second	$6.25	$1.50
	Third	$10.00	$0.60
	Fourth	$2.75	$1.50

	Quarter	High	Low
Fiscal year ended December 31, 2017	First	$8.75	$4.00
	Second	$27.50	$5.27
	Third	$6.67	$2.75
	Fourth	$4.97	$2.50

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

Holders

As of April 13, 2019, there were 19 record holders of our common stock, and there were 10,191,525 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

In October 2018, we issued 50,000 shares of our common stock to the related party lender in connection with loans made between July and October 2018. The shares were valued at $100,000, or $2.00 per share, based on the quoted trading price on the date of grant. The shares were deemed restricted and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On July 16, 2018, we filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to (1) change the name of the Company from PetroTerra Corp. to Transportation and Logistics Systems, Inc., (2) authorize an increase of the shares of the preferred stock to 10,000,000 shares, par value $0.001 per share and (3) effect a 1-for-250 reverse stock split (the “Reverse Stock Split”) with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on July 17, 2018. The corporate name change, increase of authorized shares of preferred stock and Reverse Stock Split were previously approved by the sole director and the majority of stockholders of the Company. The corporate name change and the Reverse Stock Split were deemed effective at the open of business on July 18, 2018. All share and per share data in the accompanying consolidated financial statements and within this Annual Report have been retroactively restated to reflect the effect of the recapitalization.

On July 24, 2018, the Company formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

The following discussion highlights the results of our operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on the consolidated financial statements contained in this Annual Report, which has been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The consolidated financial statements for the years ended December 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

For the year ended December 31, 2018 compared with the year ended December 31, 2017

The following table sets forth our revenues, expenses and net income (loss) for the year ended December 31, 2018 and 2017. The financial information below is derived from our consolidated financial statements included in this Annual Report.

	For the Year Ended December 31,
	2018	2017
Revenues	$18,118,659	$1,301,332
Cost of revenues	16,223,981	992,514
Gross profit	1,894,678	308,818
Operating expenses	8,863,449	441,855
Loss from operations	(6,968,771)	(133,037)
Other (expenses) income	(7,509,386)	(611,768)
Net loss	$(14,478,157)	$(744,805)

Results of Operations

Revenues

For the year ended December 31, 2018, our revenues were $18,118,659 as compared to $1,301,332 for the year ended December 31, 2017, an increase of $16,817,327. This increase was a result of our acquisition of Prime on June 18, 2018. Revenue of $13,411,210 was attributable to the business of Prime which focuses on deliveries for on-line retailers in New York, New Jersey and Pennsylvania. In future periods, we expect the revenue generated by Prime to be a material part of our total revenues. The remaining increase in revenue primarily results from an increase in revenue from Save On. The increase in Save On revenue compared to the prior year is a shift away from individual customers to corporate customers, which offers the potential for more frequent business. Save On consists of individual and corporate customers contracting to transport a vehicle from location to location; primarily auto dealers, contracting to transport purchased vehicles from location to location. During the six months ended December 31, 2018, revenue related to our newly formed subsidiary, Shypdirect amounted to $208,950.

Cost of Revenue

For the year ended December 31, 2018, our cost of revenues were $16,223,981 compared to $992,514 for the year ended December 31, 2017, an increase of $15,231,467. This increase was a direct result of our acquisition of Prime on June 18, 2018. Cost of revenue of $12,456,635 was attributable to the business of Prime. In future periods, we expect the cost of revenue generated by Prime to be a material part of our total cost of revenues. The remaining increase in cost of revenue of $2,774,832 primarily results from an increase in cost of revenue from Save On. The increase in Save On cost of revenue compared to the prior year is a shift away from individual customers to corporate customers, which offers the potential for more frequent business. Save On consists of individual and corporate customers contracting to transport a vehicle from location to location; primarily auto dealers, contracting to transport purchased vehicles from location to location. Cost of revenues relating to our Prime segment consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits. Cost of revenues for our Save On segment consists primarily of carrier fees of which $50,625 was to a related party affiliate. During the six months ended December 31, 2018, cost of revenue related to our newly formed subsidiary, Shypdirect amounted to $328,790.

Gross Profit

For the year ended December 31, 2018, our gross profit was $1,894,678, or 10.5% of revenue, as compared to $308,818, or 23.7% of revenue, for the year ended December 31, 2017, an increase of $1,585,860. The decrease in gross profit percentage related to the effect of the acquisition of Prime on June 18, 2018 which had a lower gross profit percentage compared to Save On. For the period from June 19, 2018 to September 30, 2018, gross profit and gross profit percentage for Prime amounted to $954,575, or 7.1% compared to gross profit and gross profit percentage for Save On of $1,059,943, or of 23.6%.

Operating Expenses

For the year ended December 31, 2018, total operating expenses amounted to $8,863,449 as compared to $441,855 for the year ended December 31, 2017, an increase of $8,421,594. For the year ended December 31, 2018 and 2017, operating expenses consisted of the following:

	For the Year Ended December 31,
	2018	2017
Compensation and related benefits	$5,350,595	$57,209
Legal and professional Fees	1,993,130	200,600
Rent	45,275	2,016
Rent – affiliate	-	3,300
Impairment expense	-	36,500
General and administrative expenses	1,474,449	142,230
Total Operating Expense	$8,863,449	$441,855

Compensation and related benefits

For the year ended December 31, 2018, compensation and related benefits amounted to $5,350,595 compared to $57,209 for the year ended December 31, 2017. Compensation and related benefits for 2018 included stock-based compensation of $3,090,000 from the granting of 1,500,000 shares of our common stock to our chief executive officer for services rendered. Additionally, compensation and related benefits attributed to the business of Prime, which was acquired on June 18, 2018, were $1,385,620, compensation and related benefits attributed to the business of Shypdirect was $56,208, and compensation and related benefits attributed to the business of Save On increased by $761,558.

Legal and professional fees

For the year ended December 31, 2018, legal and professional fees amounted to $1,993,130 as compared to $200,600 for the year ended December 31, 2017, an increase of $1,792,530. During the year ended December 31, 2018, we incurred stock-based consulting fees of $1,236,000 from issuance of our shares to consultants for business development services rendered. Additionally, legal and professional fees attributed to the business of Prime, which was acquired on June 18, 2018, were $478,589.

General and administrative expenses

General and administrative expenses include office expenses and supplies, travel and entertainment, depreciation and amortization, and other expenses. For the year ended December 31, 2018, general and administrative expenses amounted to $1,474,449 as compared to $142,230 for the year ended December 31, 2017, an increase of $1,332,219. The increase in operating expenses compared to the prior year period is due to the Company’s organic growth and growth through the acquisition of Prime, including the expansion of office space. Additionally, general and administrative expenses attributed to the business of Prime, which was acquired on June 18, 2018, were $1,340,029, which includes depreciation and amortization expense of $664,350.

Loss from Operations

For the year ended December 31, 2018, loss from operations amounted to $6,968,771 as compared to $133,037 for the year ended December 31, 2017, an increase of $6,835,734.

Other Expenses

Total other expenses include interest expense, derivative expense, and a bargain purchase gain. For the year ended December 31, 2018 and 2017, other expenses consisted of the following:

	For the Year Ended December 31,
	2018	2017
Interest expense	$1,720,075	$312,416
Interest expense – related party	193,617	-
Gain on extinguishment of debt	-	(10,169)
Bargain purchase gain	(203,588)	-
Derivative expense	5,799,282	309,521
Total Other Expense	$7,509,386	$611,768

For the years ended December 31, 2018 and 2017, interest expense was $1,720,075 and $312,416, respectively. The increase in interest expense resulted from an increase in interest-bearing loans and an increase in the amortization in debt discount.

For the years ended December 31, 2018 and 2017, derivative expense was $5,799,282 and $309,521, respectively, an increase of $5,489,761. In connection with the issuance of a certain Note, Warrant and Placement Warrant, during 2018, the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivatives of $8,326,852 was recorded as derivative liabilities and was allocated as a debt discount of $1,487,787, with the remainder of $6,839,065 charged to current period operations as initial derivative expense. Additionally, for the year ended December 31, 2018, we adjusted our derivative liabilities to fair value and recorded a derivative gain of $1,039,783.

In connection with the acquisition of Prime, for the year ended December 31, 2018, we recognized $203,588 of bargain purchase gain. The bargain purchase gain of $203,588 represents the amount by which the acquisition-date fair value of the net assets acquired exceeded the fair value of the consideration paid.

Net Loss

Due to factors discussed above, for the years ended December 31, 2018 and 2017, net loss amounted to $14,478,157, or $(5.75) per basic and diluted common share, and $744,805, or $(1.37) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2018, we had a cash balance of $296,196. Our working capital deficit was $12,923,440 at December 31, 2018.

We reported a net increase in cash for the year ended December 31, 2018 of $189,620.

Recent developments

On April 9, 2019, we entered into an agreement with Bellridge Capital, L.P. (“Bellridge”) that modifies its existing obligations to Bellridge as follows:

●	the overall principal amount of that certain Convertible Promissory Note, dated June 18, 2018, issued by the Company in favor of Bellridge (the “Note”) was reduced from $2,497,502 to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock;
●	the maturity date of the Note was extended to August 31, 2020;
●	the interest rate was reduced from 10% to 5% per annum;
●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Note;
●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company shall use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Note;
●	the convertibility of the Note will now be amended such that the Note shall only be convertible at a conversion price to be mutually agreed upon between the Company and the Holder;
●	the registration rights previously granted to Bellridge have now been eliminated; and
●	those certain Warrants, dated June 18, 2018 and December 27, 2018, respectively, issued by the Company in favor of Bellridge shall be cancelled and of no further force or effect. In exchange, the Company will issue Bellridge 360,000 shares of restricted common stock.

In addition, on April 9, 2019, warrant holders holding warrants exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

On April 9, 2019, we entered into agreements with another institutional investor, RedDiamond Partners LLC, holding convertible notes representing an aggregate principal amount of $510,000, and agreed with such holder to:

●	extend the maturity date of the notes to December 31, 2020;
●	remove all convertibility features of the notes; and
●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the notes.

On April 9, 2019, we entered into agreements with all holders of their Series A Convertible Preferred Stock to exchange all 4 million outstanding shares of preferred stock for an aggregate of 2.6 million shares of restricted common stock.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2018 amounted to $283,678. During the year ended December 31, 2018, net cash used in operating activities was primarily attributable to a net loss of $14,478,157 adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $664,350, derivative expense of $5,799,282, amortization of debt discount of $1,566,847, loss of disposal of property and equipment of $14,816, stock-based compensation of $4,326,000, and a bargain purchase gain of $(203,588), and changes in operating assets and liabilities such as a decrease in accounts receivable of $707,329, an increase in accounts payable and accrued expenses of $907,143 an increase in insurance payable of $587,945, and an increase in accrued compensation and related benefits of $191,471, offset by an increase in prepaid expenses and other current assets of $366,766. Net cash flows used in operating activities for the year ended December 31, 2017 amounted to $152,185. During the year ended December 31, 2017, net cash used in operating activities was primarily attributable to a net loss of $744,805 adjusted for the add back of non-cash items such as derivative expense of $309,521 and amortization of debt discount of $277,951, and changes in operating assets and liabilities such as an increase in accounts receivable of $255,450 and an increase in accounts payable and accrued expenses of $197,810.

Investing activities

Net cash used in investing activities for the year ended December 31, 2018 amounted to $932,802 and consisted of cash received in the acquisition of $38,198 offset by cash paid for the acquisition of $489,174 and the purchase of property and equipment of $481,826. Net cash flows used in investing activities for the year ended December 31, 2017 amounted to $26,500 and was comprised of a $10,000 cash escrow acquired on March 30, 2017 in connection with the reverse merger, to be held for a six month period to pay unpaid liabilities in conjunction with the Reverse Merger offset by an investment in a license of $36,500.

Financing activities

For the year ended December 31, 2018 and 2017, net cash provided by financing activities totaled $1,406,100 and $273,536, respectively. For the year ended December 31, 2018, we received gross proceeds from convertible notes of $2,497,503, proceeds from notes payable of $2,409,898, proceeds from related party notes if $1,050,000, and net cash proceeds from related party advances of $265,768 offset by the repayment of related party notes of $930,000, the payment of debt issue costs of $1,009,714 and the repayment of notes payable of $2,877,355. For the year ended December 31, 2017, we received net proceeds from convertible notes of $280,000 and we repaid notes of $6,464.

Going Concern Consideration

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $14,478,157 for the year ended December 31, 2018. The net cash used in operations was $283,678 for the year ended December 31, 2018. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $15,222,936, $7,737,294 and $12,923,440, respectively, at December 31, 2018. Furthermore, the Company failed to make required payments of principal and interest on its convertible debt instruments and defaulted on other provisions in these Notes. On April 9, 2019, the Company entered into agreements with these lenders that modified these Notes (See Note 15 – Subsequent Events in the notes to consolidated financial statements). It is management’s opinion that these factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that we will be able to continue to do so.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the financial consolidated statements filed with this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PART I. FINANCIAL INFORMATION

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Transportation and Logistics Systems, Inc. (Formerly known as PetroTerra Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transportation and Logistics Systems, Inc. (Formerly known as PetroTerra Corp.) and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $14,478,157 and $283,678, respectively, in 2018 and has a working capital deficit, shareholders’ deficit and accumulated deficit of $12,923,440, $7,737,294 and $15,222,936, respectively, at December 31, 2018. Furthermore, the Company has been late on certain loan payments. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 /s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

April 16, 2019

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash	$296,196	$106,576
Accounts receivable	775,772	254,150
Prepaid expenses and other current assets	510,687	663

Total Current Assets	1,582,655	361,389

OTHER ASSETS:
Security deposit	5,000	-
Property and equipment, net	936,831	-
Intangible asset, net	4,668,334	-

Total Other Assets	5,610,165	-

TOTAL ASSETS	$7,192,820	$361,389

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts of $1,595,627 and $237,384, respectively	$1,411,876	$272,616
Notes payable, net of debt discount of $255,843	1,509,804	-
Notes payable - related party, net of debt discount of $6,383	213,617	-
Accounts payable	1,064,236	224,194
Accounts payable - related party	3,700	-
Accrued expenses	572,274	-
Insurance payable	1,108,368	-
Derivative liability	7,888,684	601,615
Deferred revenue	-	1,500
Due to related parties	275,300	23,551
Accrued compensation and related benefits	458,236	13,050

Total Current Liabilities	14,506,095	1,136,526

LONG-TERM LIABILITIES:
Notes payable	424,019	-

Total Long-term Liabilities	424,019	-

Total Liabilities	14,930,114	1,136,526

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (Liquidation value $4,000,000)	4,000	4,000
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 4,220,837 and 570,106 at December 31, 2018 and 2017, respectively	4,220	570
Additional paid-in capital	7,477,422	(34,928)
Accumulated deficit	(15,222,936)	(744,779)

Total Shareholders’ Deficit	(7,737,294)	(775,137)

Total Liabilities and Shareholders’ Deficit	$7,192,820	$361,389

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2018	2017

REVENUES	$18,118,659	$1,301,332

COST OF REVENUES
Third party	16,173,356	979,164
Related party	50,625	13,350

Total Cost of Revenues	16,223,981	992,514

GROSS PROFIT	1,894,678	308,818

OPERATING EXPENSES:
Compensation and related benefits	5,350,595	57,209
Legal and professional	1,993,130	200,600
Rent	45,275	2,016
Rent - affiliate	-	3,300
Impairment expense	-	36,500
General and administrative expenses	1,474,449	142,230

Total Operating Expenses	8,863,449	441,855

LOSS FROM OPERATIONS	(6,968,771)	(133,037)

OTHER (EXPENSES) INCOME:
Interest expense	(1,720,075)	(312,416)
Interest expense - related party	(193,617)	-
Gain on extinguishment of debt	-	10,169
Bargain purchase gain	203,588	-
Derivative expense	(5,799,282)	(309,521)

Total Other Expenses	(7,509,386)	(611,768)

NET LOSS	$(14,478,157)	$(744,805)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(5.75)	$(1.37)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	2,516,059	542,481

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock Series A		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, December 31, 2016	-	$-	$456,812	$457	$7,643	$26	$8,126

Recapitalization	4,000,000	4,000	113,294	113	(42,571)	-	(38,458)

Net loss	-	-	-	-	-	(744,805)	(744,805)

Balance, December 31, 2017	4,000,000	4,000	570,106	570	(34,928)	(744,779)	(775,137)

Shares issued for services	-	-	2,100,000	2,100	4,323,900	-	4,326,000

Rounding pursuant to reverse split	-	-	731	-	-	-	-

Shares issued for acquisition	-	-	1,500,000	1,500	3,088,500	-	3,090,000

Shares issued related to debt - related party	-	-	50,000	50	99,950		100,000

Net loss	-	-	-	-	-	(14,478,157)	(14,478,157)

Balance, December 31, 2018	4,000,000	$4,000	4,220,837	$4,220	$7,477,422	$(15,222,936)	$(7,737,294)

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,478,157)	$(744,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	664,350	-
Bad debt expense	2,450	1,300
Amortization of debt discount to interest expense	1,466,847	277,951
Amortization of debt discount to interest expense - related party	100,000	-
Stock-based compensation and consulting fees	4,326,000	-
Derivative expense	5,799,282	309,521
Gain on extinguishment of debt	-	(10,169)
Impairment loss	-	36,500
Loss on disposal of property and equipment	14,816	-
Bargain purchase gain	(203,588)	-
Change in operating assets and liabilities:
Accounts receivable	707,329	(255,450)
Prepaid expenses and other current assets	(366,766)	1,963
Security deposit	(5,000)	-
Accounts payable and accrued expenses	907,143	197,810
Accounts payable - related party	3,700	-
Insurance payable	587,945	-
Deferred revenue	(1,500)	(1,300)
Due to affiliate	-	23,551
Accrued compensation and related benefits	191,471	10,943

NET CASH USED IN OPERATING ACTIVITIES	(283,678)	(152,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash acquired	-	10,000
Investment in license	-	(36,500)
Purchase of property and equipment	(481,826)	-
Cash received in acquisition	38,198	-
Cash paid for acquisition	(489,174)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(932,802)	(26,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,497,503	280,000
Debt issue costs paid	(1,009,714)	-
Repayment of convertible notes payable	-	(6,464)
Proceeds from notes payable	2,409,898	-
Repayment of notes payable	(2,877,355)	-
Proceeds from notes payable - related party	1,050,000	-
Repayment of notes payable - related party	(930,000)	-
Net proceeds from related parties	265,768	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,406,100	273,536

NET INCREASE IN CASH	189,620	94,851

CASH, beginning of year	106,576	11,725

CASH, end of year	$296,196	$106,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,962,095	$342
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$1,487,787	$510,000
Transfer of advance from lender to convertible note	$-	$15,000

Liabilities assumed in acquisition	$3,503,552	$38,458
Less: assets acquired in acquisition	2,050,799	-
Net liabilities assumed	1,452,753	38,458
Fair value of shares for acquisition	3,090,000	-
Increase in intangible assets - non-cash	$4,542,753	$38,458

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008.

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016. Save On is a provider of integrated transportation management solutions consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. As an early stage company, TLSS’s current operations are subject to all risks inherent in the establishment of a new business enterprise

The Share Exchange was treated as a reverse merger and recapitalization of Save On for financial reporting purposes since the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger was replaced with the historical financial statements of Save On before the Merger. The balance sheets at their historical cost basis of both entities were combined at the merger date and the results of operations from the merger date forward include the historical results of Save On and results of TLSS from the merger date forward. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

TLSS and its wholly-owned subsidiaries, Save On, Prime and Shypdirect are hereafter referred to as the “Company”.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The consolidated financial statements of the Company include the accounts of TLSS and its wholly-owned subsidiaries, Save On, Prime and Shypdirect. All intercompany accounts and transactions have been eliminated in consolidation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2018 and 2017, the Company had a net loss of $14,478,157 and $744,805 and net cash used in operations was $283,678 and $152,185, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $15,222,936, $7,737,294 and $12,923,440, respectively, at December 31, 2018. Furthermore, the Company failed to make required payments of principal and interest on its convertible debt instruments and defaulted on other provisions in these Notes. On April 9, 2019, the Company entered into agreements with these lenders that modified these Notes (See Note 15 – Subsequent Events). It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so.

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

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

Fair value of financial instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 and 2017:

	At December 31, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$7,888,684	—	—	$601,615

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year ended December 31, 2018	For the Year ended December 31, 2017
Balance at beginning of year	$601,615	$-
Fair value of derivative liabilities assumed in merger	-	7,263
Initial valuation of derivative liabilities included in debt discount	1,487,787	295,000
Initial valuation of derivative liabilities included in derivative expense	6,839,065	609,318
Gain on extinguishment of debt	-	(10,169)
Change in fair value included in derivative expense	(1,039,783)	(299,797)
Balance at end of year	$7,888,684	$601,615

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2018 and 2017, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2018 and 2017. The Company has not experienced any losses in such accounts through December 31, 2018.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Intangible asset

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life. In November 2017 the Company acquired a Motor Carrier number (MC) and a Department of Transportation number (DOT) from a third party for $36,500. The Company reviews its intangible assets for impairment annually and determined that the carrying value was not recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. During the year ended December 31, 2017, an impairment loss of $36.500 was recorded for the entire amount. At December 31, 2018, intangible asset consists of a customer relationship acquired on June 18, 2018 which is being amortized over a period of five years.

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

Bargain purchase gain

In connection with the acquisition of Prime, the Company allocated the purchase price to the acquired assets and intangible asset and assumed liabilities of Prime based on their estimated fair values as of the acquisition date. The excess of the estimated fair values of net assets acquired over the acquisition consideration paid was recorded as a bargain purchase gain in other income in the consolidated statements of operations. The determination of the fair values of the assets acquired and liabilities assumed requires significant judgment, including valuation estimates relating to the value of the acquired customer relationship.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Revenue disaggregation disclosure required pursuant to ASC 606 are disclosed in Note 14– Segment Information.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

	December 31, 2018	December 31, 2017
Stock warrants	1,648,570	0
Convertible debt	3,158,465	339,340
Series A convertible preferred stock	6,666,667	205,522

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In August 2018, the FASB issued ASU 2018-13 to modify the disclosure requirements on fair value measurements. The amendments are effective beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company is in the process of assessing the impact of the standard on the Company’s fair value disclosures. However, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Pursuant to the terms of the SPA, as amended in September 2018 to correct the purchase price error in the original SPA, the Company paid $489,174 in cash which under the SPA was loaned back to Prime and therefore was included, net of repayments, in due to related parties at December 31, 2018, and the Company issued 1,500,000 shares of its common stock in exchange for 100% of the issued and outstanding membership units of Prime. These shares were valued at $3,090,000, or $2.06 per share, the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the Closing Date.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Additionally, the Company shall issue additional shares of its common stock intended to true-up the Purchase Interests such that the aggregate value of the Purchase Interests would be equal to the trailing twelve-month gross profit of the Company (the “True-Up Value”), to be calculated as of December 31, 2018 (the “True-up Stock”). On April 15, 2019, the Company shall issue to the sellers such aggregate number of True-up Stock equal to (i) the True-Up Value minus $3,750,000 divided by (ii) the lower of (A) $2.50, (B) the closing price of the Company’s common stock on April 15, 2019 or (C) the lowest price per share (as adjusted for any stock splits) paid upon conversion of the Company’s series A convertible preferred stock on or prior to April 15, 2019. Based on Prime’s initial estimate of the 2018 gross profit, no contingent consideration was recorded on the acquisition date. Based on actual 2018 gross profit, no additional True-up stock will be issued and therefore, no additional contingent consideration was recorded as of December 31, 2018. Prime became a wholly owned subsidiary of the Company as of the Closing Date.

On June 18, 2018, the Company entered into an employment agreement with a party related to the majority selling member of Prime which did not represent additional purchase consideration.

The fair value of the assets acquired and liabilities assumed are based on management’s initial estimates of the fair values on June 18, 2018 and on subsequent measurement adjustments as of December 31, 2018. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$38,198
Accounts receivable	1,231,401
Prepaid expensed and other current assets	143,258
Due from related party	14,019
Property and equipment, net	623,923
Intangible asset	5,235,515
Total assets acquired at fair value	7,286,314

Liabilities assumed:
Notes payable	2,224,242
Accounts payable and accrued expenses	758,887
Insurance payable	520,423
Total liabilities assumed	3,503,552
Net assets acquired	3,782,762

Purchase consideration paid:
Cash	489,174
Common stock	3,090,000
Total purchase consideration paid	3,579,174

Gain on bargain purchase	$203,588

In connection with the acquisition, the Company recognized $203,588 of bargain purchase gain and a $5,235,515 intangible asset related to the acquisition of a customer relationship. The bargain purchase gain of $203,588 represents the amount by which the acquisition-date fair value of the net assets acquired exceeded the fair value of the consideration paid. The bargain purchase gain is reported as other income in the consolidated statements of operations. Prior to recognizing a bargain purchase, management reassessed whether all assets acquired and liabilities assumed had been correctly identified, and reviewed the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, management concluded that the recognition of a bargain purchase gain was appropriate for this acquisition.

The assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date as adjusted during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to goodwill or bargain purchase gain. After the purchase price measurement period, the Company will record adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the year ended December 31, 2018, acquisition and transaction related expenses primarily consisted of legal fees of approximately $24,000 and $1,236,000 of stock-based professional fees from the granting of 600,000 shares of the Company’s common stock to two consultants for services rendered in connection with the acquisition. Additionally, debt issue costs were incurred relating to a loan in which a portion of the proceeds were used to pay the cash portion of the purchase consideration (see Note 7 “Bellridge Capital LLC”).

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Prime had occurred as of the beginning of the following periods:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net Revenues	$22,384,456	$6,928,646
Net Loss	$(16,705,685)	$(2,195,035)
Net Loss per Share	$(6.64)	$(1.06)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2018 and 2017, accounts receivable, net consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$775,772	$254,150
Allowance for doubtful accounts	-	-
Accounts receivable, net	$775,772	$254,150

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

	Useful Life	2018	2017
Delivery trucks and vehicles	5 years	$1,033,397	$-
Less: accumulated depreciation		(96,566)	-
Property and equipment, net		$936,831	$-

For the years ended December 31, 2018 and 2017, depreciation expense is included in general and administrative expenses and amounted to $97,169 and $0, respectively. During the year ended December 31, 2018, the Company traded in delivery trucks and vehicles of $72,342 with related accumulated depreciation of $603 and reduced notes payable of $56,933, resulting in a loss of $14,816 which is included in general and administrative expenses on the accompanying consolidated statement of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 6 – INTANGIBLE ASSET

At December 31, 2018 and 2017, intangible asset consisted of the following:

	Useful life	December 31, 2018	December 31, 2017
Customer relationship	5 year	$5,235,515	$-
Less: accumulated amortization		(567,181)	-
		$4,668,334	$-

For the years ended December 31, 2018 and 2017, amortization of intangible assets amounted to $567,181 and $0, respectively. Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2019	$1,047,103
2020	1,047,103
2021	1,047,103
2022	1,047,103
2023	479,922
$4,668,334

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

During 2018, the Company failed to make its required maturity date payments of principal and interest on a Convertible Promissory Notes of $270,000. In accordance with these notes, the Company entered into default on April 27, 2018, June 2, 2018 and August 8, 2018, which increased the interest rate to 18.0% per annum. As of the date of this report the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note. One of the remedies the lender may request is an immediate repayment of the loans at 125% of the principal balance, which would result in the recording of penalty expenses of $67,500 and the related liability.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

The fair value of the embedded conversion option derivatives were determined in 2017 using the Black-Scholes valuation model. During 2017, on the initial measurement dates of each tranche received, the fair value of the embedded conversion option derivatives of $376,841 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $265,000 with the remainder of $111,841 charged as initial derivative expense.

The balance of the note payable as of December 31, 2018 and 2017 amounted to $270,000 and $151,630, comprised of principal balance of $270,000 and $270,000, respectively, net of debt discount relating to the bifurcated derivative of $0 and $118,370, respectively. On April 9, 2019, the Company entered into a new agreement with this lender that modified these Notes (See Note 15 – Subsequent Events).

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

Under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in this convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined in 2017 using the Black-Scholes valuation model. On June 30, 2017, on the initial measurement date, the fair value of the embedded conversion option derivatives of $527,477 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Promissory Notes of $30,000 with the remainder of $497,477 charged as initial derivative expense.

The balance as of December 31, 2018 and 2017 amounted to $240,000 and $120,986, comprised of principal balance of $240,000 and $240,000, respectively, net of Original Issue Discount (OID) of $0 and $104,137 and debt discount relating to the bifurcated derivative of $0 and $14,877, respectively. On April 9, 2019, the Company entered into a new agreement with this lender that modified these Notes (See Note 15 – Subsequent Events).

Bellridge Capital, LLC.

On June 18, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”), whereby it issued to an institutional investor (the “Lender”) a senior secured convertible note in the aggregate principal amount of $2,497,503 (the “Note”), for an aggregate purchase price of $1,665,000, net of an original issue discount of $832,503. In addition, the Company paid issue costs of $177,212. The original issue discount and issue costs were recorded as a debt discount to be amortized over the Note term. The principal due under the Note accrues interest at a rate of 10% per annum. Principal and interest payments of $232,940 were payable monthly beginning on December 18, 2018 and were due monthly over the term of the Note in cash or common stock of the Company, at the Lender’s discretion.

In August 2018, the Company defaulted on its convertible note payable with Bellridge due to (i) default on the payment of monthly interest payments due, (ii) default caused by the late filing of the Company’s report on Form 10-Q for the periods ended June 30, 2018 and September 30, 2018 and (iii) default of filing of a registration statement (See Note 7). Upon an event of default, all principal, accrued interest, and liquating damages and penalties were due upon request of the lender at 125% of such amounts.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

On December 27, 2018, the lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. Additionally, the principal interest amount due under the Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Note due on December 18, 2019. This modification was not considered a debt extinguishment, On April 9, 2019, the Company entered into a new agreement with this lender that modified these Notes (See Note 15 – Subsequent Events).

Pursuant to the warrant, at any time on or before the date that the Company files a registration statement on form S-l or applies for up-listing to a National Exchange, and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018 (the “Termination Date”), Bellridge can to subscribe for and purchase from the Company up to 2% in shares (as subject to adjustment as defined in the warrant (the “Warrant Shares”) of common stock for an aggregate exercise price of $100. In connection with the issuance of this Warrant, the Company determined that this Warrant contains terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in this Warrant shall be accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of this Warrant shall be determined using the Monte-Carlo simulation model. On April 9, 2019, the Company entered into a new agreement with this lender that cancelled these warrants (See Note 15 – Subsequent Events).

All principal and accrued interest under the Note is convertible into shares of the Company’s common stock, at a conversion price equal to the lower of $1.50 and 65% of the lowest traded price during the fifteen trading days immediately prior to the conversion date. The Note includes anti-dilution protection, as well as customary events of default, including, but not limited to, non-payment of the principal or accrued interest due on the Note and cross default provisions on other Company obligations or contracts. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender. In addition, on June 18, 2018, the Lender was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100 (the “Warrant”). On April 9, 2019, the Company entered into a new agreement with this lender that cancelled these warrants (See Note 15 – Subsequent Events).

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

In connection with the Purchase agreement, the Company entered into a registration rights agreement which, among other things, required the Company to file a registration statement with the Securities and Exchange Commission no later than 120 days after June 18, 2018. The Company failed to file such registration statement. Accordingly, in addition to any other rights the Holders may have hereunder or under applicable law, on the default date and on each monthly anniversary of each such default date (if the applicable event shall not have been cured by such date) until the ninetieth day from such Event Date, the Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of one percent (1%) multiplied by the aggregate subscription amount paid by the Holder pursuant to the Purchase Agreement. Subsequent to the ninetieth day from such default date, the one percent (1%) penalty described in the foregoing sentence shall increase to two percent (2%), with an aggregate cap of twenty percent (20%) per annum. If the Company fails to pay any of these partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum to the Holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro rata basis for any portion of a month prior to the cure of an Event. On December 27, 2018, the lender waived any and all defaults.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

In connection with this Purchase Agreement, the Company paid a placement agent $120,000 in cash which is included in issue costs previously discussed above and this placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100 (the “Placement Warrant”).

In connection with the issuance of this Note, Warrants, and Placement Warrant, the Company determined that this Note and there Warrants contains terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instrument and the Warrant and Placement Warrant were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of this embedded conversion option derivative, and the Warrant and Placement Warrant were determined using the Binomial valuation model and Monte-Carlo simulation model, respectively.

In connection with the issuance of this Note, Initial Warrant and Placement Warrant, on June 18, 2018, the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivatives of $8,326,853 was recorded as derivative liabilities and was allocated as a debt discount of $1,487,788, with the remainder of $6,839,065 charged to current period operations as initial derivative expense.

Summary of derivative liabilities

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative expense of $5,799,282 and $309,521 for the years ended December 31, 2018 and 2017, respectively

During the years ended December 31, 2018 and 2017, the fair value of the derivative liabilities was estimated using the Black-Sholes valuation model, Binomial valuation model, and the Monte-Carlo simulation model with the following assumptions:

	2018	2017
Expected dividend rate	0	0
Expected term (in years)	0.01 to 2.00	0.38 to 1.00
Volatility	261.2% to 307.7%	258.6% to 526.5%
Risk-free interest rate	1.32% to 2.63%	0.66% to 1.76%

At December 31, 2018 and 2017, convertible promissory notes are as follows:

	December 31, 2018	December 31, 2017
Principal amounts	$3,007,503	$510,000
Less: unamortized debt discount	(1,595,627)	(237,384)
Convertible notes payable, net	1,411,876	272,616
Less: current portion of convertible notes payable	(1,411,876)	(272,616)
Convertible notes payable, net – long-term	$-	$-

For the years ended December 31, 2018 and 2017, amortization of debt discounts related to these convertible notes amounted to $1,139,259 and $277,951, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the year ended December 31, 2018 and 2017 was approximately 21.2% and 10.0%, respectively.

NOTE 8 – NOTES PAYABLE

Secured merchant loans

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). Pursuant to the Assumed Secured Merchant Loans, the Company is required to repay the noteholders by making daily payments on each business day or on demand payments until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. The Assumed Secured Merchant Loans are secured by the assets of Prime, and are personally guaranteed by the former majority member of Prime. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company repaid $786,330 of these notes. At December 31, 2018, notes payable related to Assumed Secured Merchant Loans amounted to $157,951.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

On September 20, 2018, the Company entered into a secured Merchant Loan in the amount of $521,250 and received net proceeds of $375,000, net of original issue discount of $146,250. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,724 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loan is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the period from September 20, 2018 to December 31, 2018, the Company repaid $256,956 of this note. At December 31, 2018, note payable related to this Secured Merchant Loan amounted to $190,125, which is net of unamortized debt discount of $74,169.

On October 1, 2018, the Company entered into a secured Merchant Loan in the amount of $209,850 and received net proceeds of $137,962, net of original issue discount of $59,850 and net of origination fees of $12,038. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,749 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. Additionally, on October 1, 2018, the Company entered into a second secured Merchant Loan in the amount of $139,900 and received net proceeds of $92,000, net of original issue discount of $39,900 and net of origination fees of $8,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,166 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. These Secured Merchant Loans are secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the period from October 1, 2018 to December 31, 2018, the Company repaid $169,653 of these notes. At December 31, 2018, notes payable related to these Secured Merchant Loans amounted to $128,726, which is net of unamortized debt discount of $51,371.

On October 12, 2018, the Company entered into a secured Merchant Loan in the amount of $420,000. The Company simultaneously repaid a prior loan of $31,634, paid an origination fee of $10,500 and received net proceeds of $254,552, net of original issue discount of $123,314. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholder by making daily payments of $3,000 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the period from October 12, 2018 to December 31, 2018, the Company repaid $162,000 of this note. At December 31, 2018, note payable related to this Secured Merchant Loan amounted to $171,752, which is net of unamortized debt discount of $86,248.

Promissory notes

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities due to former members of Prime amounting to $459,750 (the “Member Notes”). The Member Notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company repaid $459,750 of these notes. At December 31, 2018, notes payable related to former Member Notes amounted to $0.

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities due to entities or individuals amounting to $297,005 (the “Note”). These notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company borrowed an addition $50,000 and repaid $217,005 of these notes. At December 31, 2018, notes payable to these entities or individuals amounted to $130,000.

On August 1, 2018, the Company entered into a 10% Original Discount Senior Secured Demand Promissory Note with an investor. Pursuant to this promissory note, the Company borrowed $165,000 and received net proceeds of $150,000. The promissory note is payable on demand at any time prior to December 31, 2018. The promissory note was secured by the Company’s assets. On August 20, 2018, the Company repaid this promissory note of $165,000. Additionally, from October 31, 2018 to December 31, 2018, the Company entered into additional Original Discount Senior Secured Demand Promissory Notes with an investor (the “Promissory Note”). Pursuant to the Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of these promissory notes. At December 31, 2018, notes payable to this entity amounted to $505,945, which is net of unamortized debt discount of $44,055. The remaining notes are payable on demand at any time prior to March 15, 2019. These promissory notes are secured by the Company’s assets.

In October 2018, the Company entered into a promissory notes with an individual totaling $110,000 and received net proceeds of $100,000, net of original issue discount of $10,000. In December 2018, the Company repaid this note.

From November 2018 to December 2018, the Company entered into separate promissory notes with two individual totaling $215,000 and received net proceeds of $200,000, net of original issue discounts of $15,000. In December 2018, the Company repaid these loans.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Equipment and auto notes payable

In connection with the acquisition of Prime (See Note 3), the Company assumed several equipment notes payable liabilities due to entities amounting to $523,207 (the “Equipment Notes”). These Equipment Notes have effective interest rates ranging from 6.0% to 9.4%, and are secured by the underlying van or trucks. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company borrowed funds pursuant to Equipment Note agreements of $135,845, repaid $113,830 of these Equipment Notes, and reduce Equipment Notes by $56,933 related to the trade in of certain vans. At December 31, 2018, equipment notes payable to these entities amounted to $488,289.

During October and November 2018, the Company entered into auto financing agreements in the amount of $162,868. During the period from October 2018 to December 31, 2018, the Company repaid $1,832 of these notes. At December 31, 2018, auto notes payable to these entities amounted to $161,036.

At December 31, 2018 and 2017, notes payable consisted of the following:

	December 31, 2018	December 31, 2017
Principal amounts	$2,189,666	$-
Less: unamortized debt discount	(255,843)	-
Principal amounts, net	1,933,823	-
Less: current portion of notes payable	(1,509,804)	-
Notes payable – long-term	$424,019	$-

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

At December 31, 2018, future minimum lease payments due under operating leases is as follows:

Year	Amount
2019	$168,000
2020	168,000
2021	173,040
2022	173,040
2023	173,040
Total	$855,120

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

NOTE 10– STOCKHOLDERS’ DEFICIT

Preferred stock

The preferred stock is designated Series A Convertible Preferred Stock. Each share of preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $20.83 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. As of December 31, 2018, the Company believes a triggering event has occurred. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 days’ notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months, the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Undeclared cumulative preferred stock dividends were approximately $560,000 as of December 31, 2018.

Recapitalization

On March 30, 2017, the Company closed the Share Exchange Agreement between Save-On and the Company was deemed to have issued 4,000,000 Series A convertible preferred shares and 113,294 common shares to the original shareholders of the Company. In connection with the recapitalization, the Company acquired assets of $10,000 and assumed liabilities of $48,458.

Common stock issued for services

On June 18, 2018, the Company granted 1,500,000 shares of its common stock to the Company chief executive officer for services rendered. The shares were valued at $3,090,000, or $2.06 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based compensation of $3,090,000.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Common stock issued as loan fee

In October 2018, the Company issued 50,000 shares of its common stock to the related party lender in connection with loans made between July and October 2018. The shares were valued at $100,000, or $2.00 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded interest expense – related party of $100,000.

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

On December 27, 2018, the lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange (See Note 7 under Bellridge).

Warrant activities for the year ended December 31, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	$-	-	$-
Granted	1,648,570	0.00	1.47
Balance Outstanding December 31, 2018	1,648,570	$0.00	1.47	$2,472,655
Exercisable, December 31, 2018	1,648,570	$0.00	1.47	$2,472,655

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

In 2016, the Company executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. Rent expense to the affiliate was $0 and $3,300 for the year ended December 31, 2018 and 2017, respectively.

In 2017, the Company utilized various ancillary services of the affiliate including software and certain technology without any charge by the affiliate. Additionally, in 2017, the Company utilized certain employees of the affiliate without any charge by the affiliate. As a result the Company did not incur any labor charges for the period January 1, 2017 through December 15, 2017, except the salary of the Chief Executive Officer.

Accounts payable – related party

In 2018 and 2017, the Company utilized an affiliate company as one of the carriers, providing auto transportation, in the normal course of business. The carrier fees incurred to this affiliate were $50,625 and $13,350 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, amount due to this affiliate amounted to $3,700 and is included in accounts payable – related party on the accompanying consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Due to related parties

During 2018 and 2017, certain revenue and related costs initially recorded by the Company were deemed as affiliate revenue and related costs and were therefore reversed. This was caused by either customers who had not yet approved the Company as a vendor or remittances which were made to the affiliate directly. Such remittances were then remitted from the affiliate back to the Company. The outcome resulted in a net due to affiliate of $0 and $23,551 as of December 31, 2018 and 2017, respectively.

In connection with the acquisition of Prime (See Note 3), the Company acquired a balance of $14,019 that was due from the former majority owner of Prime. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime who then advanced back the $489,174 to Prime. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. This advance is non-interest bearing and is due on demand. At December 31, 2018, amount due to this related party amounted to $259,000.

During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, an employee of Prime who exerts significant influence over the business of Prime, paid costs and expenses of $56,507 on behalf of the Company and was reimbursed $40,207 by the company. These advances are non-interest bearing and is due on demand. At December 31, 2018, amounts due to this related party amounted to $16,300.

Notes payable – related party

From July 25, 2018 through December 31, 2018, the Company entered into a Promissory Notes with the Company’s chief executive office or the spouse of the Company’s chief executive officer. Pursuant to these promissory notes, the Company borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid. At December 31, 2018, notes payable – related party amounted to $213,617, which is net of unamortized debt discount of $6,383.

NOTE 12 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets at December 31, 2018 and 2017 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law, a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent. The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The items accounting for the difference between income taxes at the effective statutory rate and the Company’s effective tax rate for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Income tax benefit at U.S. statutory rate	21.00%	34.00%
Income tax benefit - State	4.18%	3.65%
Permanent items	(18.19)%	(31.55)%
Effect of change in valuation allowance	(6.99)%	(4.11)%
Effect of change in effective rate from the Act	-	(1.99)%
Effective income tax rate	0.00%	0.00%

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

The Company’s approximate net deferred tax asset as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Deferred Tax Asset:
Net operating loss carryover	$1,042,542	$30,600
Less: valuation allowance	(1,042,542)	(30,600)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $4,139,807 at December 31, 2018. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2018, the valuation allowance increased by $1,011,942. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of $120,600 expires on December 31, 2037. The 2018 estimated loss carry forward may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015 to 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 – CONCENTRATIONS

For the year ended December 31, 2018, one customer represented 74.1% of the Company’s total net revenues. This revenue is from one Prime customer for the period from June 19, 2018 to December 31, 2018. For the year ended December 31, 2017, two customers represented 23% and 12% respectively of the Company’s total net revenues. At December 31, 2018, one customer represented 54.5% of the Company’s accounts receivable balance. As of December 31, 2017, two customers represented 12% and 10% of the Company’s accounts receivable balance.

For the year ended December 31, 2018 and 2017, the Company had no carriers that were in excess of 10% of carrier fees.

During the period from June 19, 2018 and December 31, 2018, the Company rented delivery vans from one vendor. Any shortage of supply of vans available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 14 – SEGMENT INFORMATION

During the year ended December 31, 2017, and for the period from January 1, 2018 to June 18, 2018, the Company operated in one reportable business segment consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. Since June 18, 2018, the Company operated in three reportable business segments - (1) the transportation of automobiles and other freight (the “Save On” segment), (2) a segment which concentrates on deliveries for on-line retailers in New York, New Jersey and Pennsylvania (the “Prime” segment), and (3) a segment with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Information with respect to these reportable business segments for the years ended December 31, 2018 and 2017 was as follows:

	For the Year ended December 31,
	2018	2017
Revenues:
Save On	$4,498,499	$1,301,332
Prime	13,411,210	-
Shypdirect	208,950	-
	18,118,659	1,301,332
Depreciation and amortization:
Save On	-	-
Prime	664,350	-
Shypdirect	-	-
	664,350	-
Interest expense
Save On	-	-
Prime	413,424	-
Shypdirect	-	-
Other (a)	1,500,268	312,416
	1,913,692	312,416
Net loss
Save On	172,125	133,037
Prime	2,482,599	-
Shypdirect	197,883	-
Other (a)	11,625,550	611,768
	$14,478,157	$744,805

	December 31, 2018	December 31, 2017
Identifiable long-lived tangible assets at December 31, 2018 and 2017 by segment
Save On	$-	$-
Prime	936,831	-
Shypdirect	-	-
	$936,831	$-

(a)	The Company does not allocate any general and administrative expense of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

NOTE 15 – SUBSEQUENT EVENTS

Secured merchant loans

On January 14, 2019, the Company entered into a secured Merchant Loan in the amount of $764,500. The Company simultaneously repaid a prior loan of $223,329 which was entered into during September 2018, paid an origination fee of $10,034 and received net proceeds of $316,637, net of original issue discount of $214,500. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $6,371 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

On January 24, 2019, the Company entered into a secured Merchant Loan in the amount of $417,000. The Company simultaneously paid an origination fee of $7,998 and received net proceeds of $292,002, net of original issue discount of $117,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,972 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

On January 28, 2019, the Company entered into a secured Merchant Loan in the amount of $759,000 and received net cash of $315,097 after paying origination fee of $25,750, an original issue discount of $209,000, and the repayment of previous loans and interest due to this lender of $209,153. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $4,897 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime.

From February 25, 2019 to March 6, 2019, the Company entered into four secured Merchant Loans in the aggregate amount of $1,199,200. The Company simultaneously repaid prior loans of $69,327 which were entered into during October 2018, paid origination fees totaling $78,286 and received net proceeds of $652,387, net of original issue discounts of $399,200. Pursuant to these four secured Merchant Loans, the Company was required to pay the noteholders by make daily payments aggregating $11,993 on each business day until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. On April 10, 2019, the Company paid off these secured Merchant Loans in full by paying an aggregate amount of $703,899. As a result of paying off these loans early, the noteholders reduced the origination fees and debt discounts by $229,195 in the aggregate.

Promissory Notes

From January 2019 to April 2019, the Company entered into separate promissory notes with seven individuals totaling $1,616,250 and received net proceeds of $1,435,000, net of original issue discounts of $181,250. These Notes are due between 45 and 273 days from the respective Note date. Other than the original issue discount, no additional interest is due to the holders. In connection with these promissory notes, the Company issued 53,000 warrants to purchase 53,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five year period.

During January 2019, the Company entered into a separate promissory note with an individual totaling $26,900 at a simple annual interest rate of 15% bring the total promissory note balance to $77,090 for this individual. From February 2019 to April 2019, the Company repaid $60,000 of these promissory notes. In connection with this promissory note, the Company issued warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five year period.

During March 2019, the Company entered into two separate promissory notes with an entity totaling $165,000 and received net proceeds of $150,000, net of original issue discounts of $15,000. During March 2019, the Company repaid $55,000 of these promissory notes.

Notes payable – related parties

During January 2019, the Company repaid an existing promissory note totaling $220,000 with the spouse of the Company’s chief executive officer. In addition, during February 2019, the Company entered into another promissory note with the spouse of the chief executive officer totaling $230,000, net of an original issue discount of $30,000.

Convertible debt and related warrants

On April 9, 2019, the Company entered into an agreement with Bellridge Capital, L.P. (“Bellridge”) that modifies its existing obligations to Bellridge (See Note 7) as follows:

●	the overall principal amount of that certain Convertible Promissory Note, dated June 18, 2018, issued by the Company in favor of Bellridge (the “Note”) was reduced from $2,497,502 to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of April 15, 2019, 100,000 of these shares have been issued;

●	the maturity date of the Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Note;

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company shall use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Note;

●	the convertibility of the Note will now be amended such that the Note shall only be convertible at a conversion price to be mutually agreed upon between the Company and the Holder;

●	the registration rights previously granted to Bellridge have now been eliminated; and

●	those certain Warrants, dated June 18, 2018 and December 27, 2018, respectively, issued by the Company in favor of Bellridge shall be cancelled and of no further force or effect. In exchange, the Company will issue Bellridge 360,000 shares of restricted common stock.

In addition, on April 9, 2019, warrant holders holding warrants exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

On April 9, 2019, the Company entered into agreements with another institutional investor, RedDiamond Partners LLC, holding convertible notes representing an aggregate principal amount of $510,000, and agreed with such holder to:

●	extend the maturity date of the notes to December 31, 2020;

●	remove all convertibility features of the notes; and

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the notes.

On March 13, 2019, the Company entered into a convertible note agreement with an individual in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $7,500 shall be due and payable. Commencing on October 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $31,902 shall be made, if not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be paid prior to the April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest (in wha1ever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $1.37.

On April 11, 2019, the Company entered into a convertible note agreement with an entity in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $30,000 shall be due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611, if not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be paid prior to the April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest (in wha1ever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $11.81.

Series A preferred stock

On April 9, 2019, the Company entered into agreements with all holders of their Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2,600,000 shares of restricted common stock.

Shares issued for services

On February 25, 2019, the Company granted an aggregate of 2,670,688 shares of its common stock to an executive officer, employees and consultants of the Company for services rendered. The shares were valued at $2,750,809, or $1.03 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based compensation of $2,750,809.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended December 31, 2018. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the items set forth below under “Management’s Report on Internal Control over Financial Reporting”:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

1)	Lack of a functioning audit committee due to a lack of a majority of independent board members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties as our sole director is also our sole officer;

3)	There is a lack of segregation of duties and monitoring controls regarding accounting because there are only a few accountants maintaining the books and records;

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of an outside consultant to assist in financial expertise;

5)	The Company does not have adequate controls over pre-closing legal and accounting review of business acquisition and loan transactions;

6)	The Company did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

7)	The Company lacks supervision of outside consultants who may negotiate transactions on behalf of the Company;

8)	The Company has not yet implemented any internal controls over financial reporting at its recently acquired subsidiary, and:

9)	The Company lacks control over who is granted authorization to bind the Company or its subsidiaries to legal contracts.

We do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the year ended December 31, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

We plan on implementing other policies and procedures to address all remaining material weaknesses discussed above.

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

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Steven Yariv (1)	44	Chief Executive Officer and Director	March 30, 2017

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

Steven Yariv – Chief Executive Officer and Director through date of this annual report

Steven Yariv is Chief Executive Officer and Chairman of the Board of Directors of the Company and the Chief Executive Officer of Save on Transport. Mr. Yariv has been the Chief Executive Officer/President of Save on Transport since inception, and he has been involved in the transportation industry for 15 years.

Effective with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Steven Yariv, our current Chief Executive Officer and sole director, has agreed to resign from his position as Chief Executive Officer of the Company. However, he will remain as a board member and will continue to be involved in the operations of Save On. The Board of Directors (the “Board”) of the Company has appointed John Mercadante as Chief Executive Officer and President of the Company and Doug Cerny as Chief Development Officer of the Company, effective immediately upon the filing of this 10-K. The Board also has agreed to appoint John Mercadante and Doug Cerny as directors to fill vacancies on the Board, effective immediately upon the filing of this 10-K. John Mercadante will serve as Chairman of the Board. Mr. Mercadante and Mr. Cerny’s bios appear below:

John Mercadante - Chairman of the Board, President and Chief Executive Officer

John Mercadante, age 74. John cofounded Leisure Line, Inc., a motor coach company serving New York City and Atlantic City, New Jersey, in 1970 and served as the Chief Executive Officer for a ten year period through the sale of the company to Golden Nugget in 1980. At the time of the sale Leisure Line was generating approximately $11 million in annual revenues. In 1988 John cofounded Cape Transit, Inc., a motor coach company servicing Atlantic City, Philadelphia and South New Jersey under John Mercadante’s leadership as CEO. Annual revenues at Cape Transit grew from $2 million to more than $11 million. In May 1996, Cape Transit became one of the founding companies of Coach USA, Inc. and John Mercadante became Coach USA’s president and Chief Operating Officer. John was an integral part of growing Coach’s annual revenues from $100 million to over $1 billion in revenues in just three years.

Doug Cerny - Director, Chief Development Officer

Doug Cerny, age 60. Doug was the Senior Vice President and General Counsel of Coach USA, Inc. A major portion of the acquisitions completed by Coach USA were through the teamwork of Doug and John Mercadante in conjunction with personnel experienced in financial, integration and human capital management. Doug has extensive experience in mergers and acquisitions and business transactions. Doug earned a Bachelor’s of Science Civil Engineering from Valparaiso University, and his law degree and his Masters of Business Administration from the University of Houston, Houston, Texas.

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

Based solely upon a review by us of Forms 3 and 4 relating to fiscal years 2018 and 2017 as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2017, we believe that during the fiscal years ended December 31, 2018 and 2017, there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders.

Code of Ethics

The Company expects to adopt a code of ethics during fiscal year 2019.

Audit Committee

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Compensation Committee

We do not have a compensation committee and as a result our board of directors performs the duties of a compensation committee. Our board of directors reviews and approves various compensation policies and matters and reviews and approves salaries, bonuses and other matters relating to our officers.

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

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the most recent fiscal year indicated; (ii) the two most highly compensated executive officers who were serving as executive officers of us at the end of the most recent fiscal year indicated that received annual compensation during such fiscal year in excess of $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of us at the end of the most recent fiscal year indicated.

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Yariv, Chief	2018	441,000	0	3,090,000	0	0	0	0	3,531,000
Executive Officer (1)	2017	42,500	0	0	0	0	0	2	42,500

(1) Reflects compensation received from Save on Transport.

(2) Reflects grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.

Employment Agreements

The Company has no executive officer employment agreements in place as of April 13, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

At fiscal year ended, we did not have any outstanding equity awards to our officer.

Director Compensation

Steve Yariv, the Company’s sole director receives no compensation as director, however, Mr. Yariv was paid $441,000 in compensation in his role as Chief Executive Officer as such during the 2018 period covered by this Annual Report.

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

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 13, 2019, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Save on Transport, 2833 Exchange Court, West Palm Beach, FL 33409.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)

Directors and Executive Officers
Steven Yariv	2,000,000 shares	19.6%
John Mercadante	1,400,000 shares	13.7%
Douglas Cerny	1,000,000 shares	9.8%

All directors and executive officers as a group	4,400,000 shares	43.6%

5% Shareholders
SCS, LLC	1,583,750 shares	15.5%
Red Diamond Partners, LLC	1,583,750 shares	15.5%
Rosemary Mazzola	1,000,000 shares	9.8%

(1) Applicable percentage ownership is based on 10,191,525 shares of Common Stock outstanding as of April 15, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2016, we executed a sublease agreement with an affiliate for office space for a one-year term. The sublease commenced on August 1, 2016 at a rate of $300 per month. The sublease was extended on August 1, 2017 and terminated on December 14, 2017, at which point the Company signed a new one-year term lease with the third-party landlord directly for the entire space previously occupied by the affiliate. Rent expense to the affiliate was $0 and $3,300 for the year ended December 31, 2018 and 2017, respectively.

In 2017, we utilized various ancillary services of the affiliate including software and certain technology without any charge by the affiliate. Additionally, in 2017, we utilized certain employees of the affiliate without any charge by the affiliate. As a result we did not incur any labor charges for the period January 1, 2017 through December 15, 2017, except the salary of the Chief Executive Officer.

Accounts payable – related party

In 2018 and 2017, we utilized an affiliate company as one of the carriers, providing auto transportation, in the normal course of business. The carrier fees incurred to this affiliate were $50,625 and $13,350 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, amount due to this affiliate amounted to $3,700 and is included in accounts payable – related party on the accompanying consolidated balance sheets.

Due to related parties

During 2018 and 2017, certain revenue and related costs initially recorded by the Company were deemed as affiliate revenue and related costs and were therefore reversed. This was caused by either customers who had not yet approved the Company as a vendor or remittances which were made to the affiliate directly. Such remittances were then remitted from the affiliate back to the Company. The outcome resulted in a net due to affiliate of $0 and $23,551 as of December 31, 2018 and 2017, respectively.

In connection with the acquisition of Prime, we acquired a balance of $14,019 that was due from the former majority owner of Prime. Pursuant to the terms of the SPA, we agreed to pay $489,174 in cash to the former majority owner of Prime who then advanced back the $489,174 to Prime. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, we repaid $216,155 of this advance. This advance is non-interest bearing and is due on demand. At December 31, 2018, amount due to this related party amounted to $259,000.

During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, an employee of Prime who exerts significant influence over the business of Prime, paid costs and expenses of $56,507 on behalf of the Company and was reimbursed $40,207 by the Company. These advances are non-interest bearing and is due on demand. At December 31, 2018, amounts due to this related party amounted to $16,300.

Notes payable – related party

From July 25, 2018 through December 31, 2018, we entered into a Promissory Notes with our chief executive officer or his spouse. Pursuant to these promissory notes, we borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid. At December 31, 2018, notes payable – related party amounted to $213,617, which is net of unamortized debt discount of $6,383.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed or incurred related to the following years for professional services rendered by our independent auditor, Salberg & Company, PA for 2018 and 2017 are set forth below.

	2018	2017
Audit fees	$175,000	$35,000
Audit-related fees	4,100	19,700
Tax fees	-	-
All other fees	-	-
Total	$179,100	$54,700

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of March 30, 2017, by and among the Registrant and Save on Transport Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 5, 2017).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated June 30, 2015).

3.2	Certificate of Change filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 24, 2013).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K dated December 20, 2011).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 23, 2018).

4.1	Form of Senior Convertible Promissory Note from 2017 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated April 27, 2017).

4.2	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of PetroTerra Corp., dated August 7, 2017 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated August 8, 2017).

4.3	Form of Senior Secured Convertible Promissory Note dated June 16, 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated June 27, 2018).

4.4	Common Stock Purchase Warrant, issued by the Company on June 19, 2018 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated June 27, 2018).

10.1	Securities Purchase Agreement, dated as of April 25, 2017, by and among the Company and the Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2017).

10.2	Securities Purchase Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 27, 2018).

10.3	Security Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.2 to our Form 8-K dated June 27, 2018).

10.4	Stock Purchase Agreement, dated June 18, 2018, between the Company, Prime EFS LLC and the sellers signatory thereto. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated June 26, 2018).

10.5	Agreement, dated April 9, 2019, by and between the Company and Bellridge Capital, L.P. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.6	Form of Agreements, by and between the Company and RedDiamond Partners LLC incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.7	Form of Series A Convertible Preferred Stock Exchange Agreement incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Section 302

31.2*	Certification of Principal Financial Officer pursuant to Section 302

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906

101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

Item 16. Form 10-K Summary.

None

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2019.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. CORP.

By:	/s/ Steven Yariv
Steven Yariv, Principal Executive Officer, Principal Financial Officer and Sole Director

