Form 10-Q
period 2019-03-31
Transportation & Logistics Systems, Inc.
filed 2019-05-17
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [X]	Small reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TLSS	OTC Markets

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2019
Common Stock, $0.001	9,221,525

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

March 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$64,339	$296,196
Accounts receivable	1,280,922	775,772
Prepaid expenses and other current assets	612,015	510,687

Total Current Assets	1,957,276	1,582,655

OTHER ASSETS:
Security deposit	39,350	5,000
Property and equipment, net	775,094	936,831
Right of use asset	602,225	-
Intangible asset, net	4,406,558	4,668,334

Total Other Assets	5,823,227	5,610,165

TOTAL ASSETS	$7,780,503	$7,192,820

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts of $1,050,183 and $1,595,627, respectively	$2,069,119	$1,411,876
Convertible note payable – related party	500,000	-
Notes payable, net of debt discount	3,618,790	1,509,804
Notes payable - related party, net of debt discount	215,000	213,617
Accounts payable	1,536,697	1,064,236
Accounts payable - related party	350	3,700
Accrued expenses	680,434	572,274
Insurance payable	1,093,310	1,108,368
Lease liability	99,395	-
Derivative liability	20,188,362	7,888,684
Due to related parties	304,115	275,300
Accrued compensation and related benefits	696,850	458,236

Total Current Liabilities	31,002,422	14,506,095

LONG-TERM LIABILITIES:
Lease liability	516,886	-
Notes payable	378,737	424,019

Total Long-term Liabilities	895,623	424,019

Total Liabilities	31,898,045	14,930,114

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 4,000,000 and 4,000,000 shares at March 31, 2019 and December 31, 2018, respectively (Liquidation value $4,000,000)	4,000	4,000
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 6,891,525 and 4,220,837 at March 31, 2019 and December 31, 2018, respectively	6,891	4,220
Additional paid-in capital	10,289,140	7,477,422
Accumulated deficit	(34,417,573)	(15,222,936)

Total Shareholders’ Deficit	(24,117,542)	(7,737,294)

Total Liabilities and Shareholders’ Deficit	$7,780,503	$7,192,820

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES	$6,934,732	$1,177,763

COST OF REVENUES
Third party	6,398,223	892,955
Related party	2,675	3,600

Total Cost of Revenues	6,400,898	896,555

GROSS PROFIT	533,834	281,208

OPERATING EXPENSES:
Compensation and related benefits	4,339,210	220,639
Legal and professional	504,840	45,335
Rent	104,867	6,048
General and administrative expenses	695,298	16,456

Total Operating Expenses	5,644,215	288,478

LOSS FROM OPERATIONS	(5,110,381)	(7,270)

OTHER (EXPENSES) INCOME:
Interest expense	(707,065)	(148,253)
Interest expense - related party	(539,888)	-
Gain on debt extinguishment, net	93,871	-
Derivative (expense) income	(13,384,260)	216,448

Total Other Expenses	(14,537,342)	68,195

NET (LOSS) INCOME	$(19,647,723)	$60,925

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(3.76)	$0.11
Diluted	$(3.76)	$0.05

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic	5,229,764	570,106
Diluted	5,229,764	1,128,444

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	4,000,000	$4,000	570,106	$570	$(34,928)	$(744,779)	$(775,137)

Net loss	-	-	-	-	-	60,925	60,925

Balance, March 31, 2018	4,000,000	$4,000	570,106	$570	$(34,928)	$(683,854)	$(714,212)

	Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	4,000,000	$4,000	4,220,837	$4,220	$7,477,422	$(15,222,936)	$(7,737,294)

Shares issued for services	-	-	2,670,688	2,671	2,748,137	-	2,750,808

Warrants issued in connection with debt	-	-	-	-	63,581	-	63,581

Cumulative effect adjustment for change in derivative accounting	-	-	-	-	-	453,086	453,086

Net loss	-	-	-	-	-	(19,647,723)	(19,647,723)

Balance, March 31, 2019	4,000,000	$4,000	6,891,525	$6,891	$10,289,140	$(34,417,573)	$(24,117,542)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,647,723)	$60,925
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	308,816	-
Amortization of debt discount to interest expense	1,071,272	125,753
Amortization of debt discount to interest expense - related party	21,383	-
Stock-based compensation and consulting fees	2,750,808	-
Derivative expense (income)	13,384,260	(216,448)
Gain on extinguishment of debt, net	(93,871)	-
Deferred rent	14,056	-
Loss on disposal of property and equipment	47,022	-
Change in operating assets and liabilities:
Accounts receivable	(505,150)	(89,475)
Prepaid expenses and other current assets	(101,328)	(995)
Security deposit	(34,350)	-
Accounts payable and accrued expenses	580,621	110,781
Accounts payable - related party	(3,350)	-
Insurance payable	(15,058)	-
Due to affiliate	-	9,200
Accrued compensation and related benefits	238,614	(13,050)

NET CASH USED IN OPERATING ACTIVITIES	(1,983,978)	(13,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(51,256)	-
Proceeds from sale of property and equipment	81,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	29,744	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable – related party	500,000	-
Repayment of convertible notes payable	(273,585)	-
Proceeds from notes payable	3,521,120	-
Repayment of notes payable	(2,033,973)	-
Proceeds from notes payable - related party	200,000	-
Repayment of notes payable - related party	(220,000)	-
Net proceeds from related parties	28,815	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,722,377	-

NET DECREASE IN CASH	(231,857)	(13,309)

CASH, beginning of period	296,196	106,576

CASH, end of period	$64,339	$93,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$778,399	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$1,222,986	$-
Increase in right of use asset and lease liability	$631,723	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company will grant an aggregate of 80,000 options to certain employees of Save On. Mr. Yariv ceased to be an officer or director of the Company effective with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission of April 16, 2019.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K, filed on April 16, 2019. The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, Save On, Prime and Shypdirect. All intercompany accounts and transactions have been eliminated in consolidation.

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, the Company shall reflect Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2019, the Company had a net loss of $19,647,723 and net cash used in operations was $1,983,978, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $34,417,573, $24,117,542 and $29,045,146, respectively, at March 31, 2019. Furthermore, the Company failed to make required payments of principal and interest on its convertible debt instruments and defaulted on other provisions in these Notes. On April 9, 2019, the Company entered into agreements with these lenders that modified these Notes (See Note 14 – Subsequent Events). It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so.

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

Use of estimates

The preparation of the condensed consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of right of use asset, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in business acquisitions.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2019 and December 31, 2018:

	At March 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$20,188,362	—	—	$7,888,684

A roll forward of the level 3 valuation financial instruments is as follows:

For the Three Months Ended March 31, 2019
Balance at beginning of period	$7,888,684
Gain on extinguishment of debt	(246,111)
Cumulative effect adjustment for change in derivative accounting	(838,471)
Change in fair value included in derivative expense	13,384,260
Balance at end of period	$20,188,362

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

March 31, 2019

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through March 31, 2019.

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

Property and equipment

Property are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five to six years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible asset

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life. At March 31, 2019 and December 31, 2018, intangible asset consists of a customer relationship acquired on June 18, 2018 which is being amortized over a period of five years.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features . These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. In accordance with the guidance presented in the ASU 2017-11, the fair value of derivative liabilities associated with certain convertible notes as of December 31, 2018 of $838,471 and the offsetting effect of reclassifying such debt to stock-settled debt for which the Company recorded a put premium liability of $385,385 was reclassified by means of a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 in the amount of $453,086.

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

March 31, 2019

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

Revenue disaggregation disclosure required pursuant to ASC 606 are disclosed in Note 13 – Segment Information.

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

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2019	2018
(Loss) income per common share - basic:
Net (loss) income	$(19,647,723)	$60,925
Weighted average common shares outstanding - basic	5,229,764	570,106
Net (loss) income per common share - basic	$(3.76)	$0.11

(Loss) income per common share - diluted:
Numerator for (loss) income per common share - diluted	$(19,647,723)	$60,925

Weighted average common shares outstanding - basic	5,229,764	570,106
Effect of dilutive securities:
Convertible notes	-	349,537
Series A preferred stock	-	208,801
Weighted average common shares outstanding - diluted	5,229,764	1,128,444
Net (loss) income per common share - diluted	$(3.76)	$0.05

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2019	March 31, 2018
Stock warrants	1,465,059	0
Convertible debt	4,415,776	0
Series A convertible preferred stock	8,333,333	0

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Recent Accounting Pronouncements

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features . These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. In accordance with the guidance presented in the ASU 2017-11, the fair value of derivative liabilities associated with certain convertible notes as of December 31, 2018 of $838,471 and the offsetting effect of reclassifying such debt to stock-settled debt for which the Company recorded a put premium liability of $385,385 was reclassified by means of a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 in the amount of $453,086.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2019 and December 31, 2018, accounts receivable, net consisted of the following:

	March 31, 2019	December 31, 2018
Accounts receivable	$1,280,922	$775,772
Allowance for doubtful accounts	-	-
Accounts receivable, net	$1,280,922	$775,772

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Life	March 31, 2019	December 31, 2018
Delivery trucks and vehicles	5 - 6 years	$899,139	$1,033,397
Less: accumulated depreciation		(124,045)	(96,566)
Property and equipment, net		$775,094	$936,831

For the three months ended March 31, 2019 and 2018, depreciation expense is included in general and administrative expenses and amounted to $47,040 and $0, respectively. During the three months ended March 31, 2019, the Company traded in or sold delivery trucks and vehicles of $185,514 with related accumulated depreciation of $19,561, and received cash of $81,000 and reduced notes payable of $37,931, resulting in a loss of $47,022 which is included in general and administrative expenses on the accompanying consolidated statement of operations.

NOTE 5 – INTANGIBLE ASSET

At March 31, 2019 and December 31, 2018, intangible asset consisted of the following:

	Useful life	March 31, 2019	December 31, 2018
Customer relationship	5 year	$5,235,515	$5,235,515
Less: accumulated amortization		(828,957)	(567,181)
		$4,406,558	$4,668,334

For the three months ended March 31, 2019 and 2018, amortization of intangible assets amounted to $261,776 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2020	$1,047,103
2021	1,047,103
2022	1,047,103
2023	1,047,103
2024	218,146
$4,406,558

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Red Diamond Partners LLC

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. Pursuant to this securities purchase agreement, on April 25, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $100,000 and the Company received $95,000 after giving effect to the original issue discount of $5,000. This note matured on April 25, 2018 and each tranche will mature 1 year after the date of such funding. The second Tranche was received on June 2, 2017 for $85,000 and the third Tranche for $85,000 was received on August 8, 2017 upon filing of the Registration Statement. The fourth Tranche was to be for $85,000 and was to occur ninety days after the First Closing, however, as of the date of this filing, the fourth tranche has not yet been received. The Purchaser shall not be required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. Through date of default, the RedDiamond Notes bore interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion. During 2018, the Company failed to make its required maturity date payments of principal and interest on Convertible Promissory Notes of $270,000. In accordance with these notes, the Company entered into default in 2018, which increased the interest rate to 18.0% per annum. As of March 31, 2019, the lender has not notified the Company of default and has not exercised any of its remedies provided for in these notes.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

We evaluated these convertible promissory note transactions in accordance with ASC Topic 815, Derivatives and Hedging. Through December 31, 2018, the Company determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provision. Accordingly, through December 31, 2018, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. On January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective (See Note 2 - Derivative liabilities).

The principal balance of the note payable as of March 31, 2019 and December 31, 2018 amounted to $270,000 and $270,000, respectively. On April 9, 2019, the Company entered into a new agreement with this lender that modified these Notes (See Note 14 – Subsequent Events).

RDW Capital, LLC

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000 of which $15,000 had been recorded as advance from lender as of March 31, 2017 and the remaining $15,000 received on June 30, 2017. Through date of default, the principal due under the Note accrued interest at a rate of 12% per annum. All principal and accrued interest under the Note was due six months following the issue date of the Note, and is convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the previous ten trading days immediately preceding the conversion. The Note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender. On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 24% per annum. As of March 31, 2019, the lender has not notified the Company of default and has not exercised any of its remedies provided for in the note.

The Company evaluated these convertible promissory note transactions in accordance with ASC Topic 815, Derivatives and Hedging. Through December 31, 2018, the Company determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provision. Accordingly, through December 31, 2018, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. On January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective (See Note 2 - Derivative liabilities).

The principal as of March 31, 2019 and December 31, 2018 amounted to $240,000 and $240,000, respectively. On April 9, 2019, the Company entered into a new agreement with this lender that modified these Notes (See Note 14 – Subsequent Events).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Bellridge Capital, LLC

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

In August 2018, the Company defaulted on its convertible note payable with Bellridge due to (i) default on the payment of monthly interest payments due, (ii) default caused by the late filing of the Company’s report on Form 10-Q for the periods ended June 30, 2018 and September 30, 2018 and (iii) default of filing of a registration statement. Upon an event of default, all principal, accrued interest, and liquating damages and penalties were due upon request of the lender at 125% of such amounts.

On December 27, 2018, the lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. Additionally, the principal interest amount due under the Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Note due on December 18, 2019. This modification was not considered a debt extinguishment, On April 9, 2019, the Company entered into a new agreement with this lender that modified these Notes (See Note 14 – Subsequent Events).

Pursuant to the warrant, at any time on or before the date that the Company files a registration statement on form S-l or applies for up-listing to a National Exchange, and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018 (the “Termination Date”), Bellridge can choose to subscribe for and purchase from the Company up to 2% in shares (as subject to adjustment as defined in the warrant (the “Warrant Shares”) of common stock for an aggregate exercise price of $100. In connection with the issuance of this Warrant, the Company determined that this Warrant contains terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in this Warrant shall be accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of this Warrant shall be determined using the Monte-Carlo simulation model. On April 9, 2019, the Company entered into a new agreement with this lender that cancelled these warrants (See Note 14 – Subsequent Events).

All principal and accrued interest under the Note is convertible into shares of the Company’s common stock, at a conversion price equal to the lower of $1.50 and 65% of the lowest traded price during the fifteen trading days immediately prior to the conversion date. The Note includes anti-dilution protection, as well as customary events of default, including, but not limited to, non-payment of the principal or accrued interest due on the Note and cross default provisions on other Company obligations or contracts. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender. In addition, on June 18, 2018, the Lender was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100 (the “Warrant”). On April 9, 2019, the Company entered into a new agreement with this lender that cancelled these warrants (See Note 14 – Subsequent Events).

The Lender was granted a right of first refusal on future financing transactions of the Company while the Note remains outstanding, plus an additional three months thereafter. In connection with the issuance of the Note, the Company entered into a security agreement with the Lender (the “Security Agreement”) pursuant to which the Company agreed that obligations under the Note and related documents will be secured by all of the assets of the Company. In addition, all of the Company’s subsidiaries are guarantors of the Company’s obligations to the Lender pursuant to the Note and have granted a similar security interest over substantially all of their assets. A portion of the proceeds of the Note were used to acquire 100% of the membership interests of Prime.

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

March 31, 2019

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

In connection with this Purchase Agreement, the Company paid a placement agent $120,000 in cash which is included in issue costs previously discussed above and this placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100 (the “Placement Warrant”). On April 9, 2019, the Company entered into an agreement with this placement agent that cancelled these warrants (See Note 14 – Subsequent Events).

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

Convertible note payable – related party

On March 13, 2019, the Company entered into a convertible note agreement with an individual, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $7,500 shall be due and payable. Commencing on October 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $31,902 shall be made, if not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be paid prior to the April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest (in wha1ever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $1.37. In connection with the issuance of this Note, the Company determined that this Note contains terms that are fixed monetary amounts at inception. Since the conversion price of $1.37 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded.

Summary of derivative liabilities

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded derivative (expense) income of $(13,384,260) and $216,448 for the three months ended March 31, 2019 and 2018, respectively

During the three months ended March 31, 2019 and 2018, the fair value of the derivative liabilities was estimated using the Black-Sholes valuation model, Binomial valuation model, and the Monte-Carlo simulation model with the following assumptions:

	2019	2018
Expected dividend rate	-	-
Expected term (in years)	0.05 to 0.25	0.76 to 0.36
Volatility	228.1%	276.5%
Risk-free interest rate	2.40%	1.93%

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

At March 31, 2019 and December 31, 2018, convertible promissory notes are as follows:

	March 31, 2019	December 31, 2018
Principal amounts	$2,733,918	$3,007,503
Put premium on stock-settled debt	385,385	-
Principal amount – related party	500,000	-
Total principal amount	3,619,303	3,007,503
Less: unamortized debt discount	(1,050,184)	(1,595,627)
Convertible notes payable, net	2,569,119	1,411,876
Less: current portion of convertible notes payable	(2,569,119)	(1,411,876)
Convertible notes payable, net – long-term	$-	$-

For the three months ended March 31, 2019 and 2018, amortization of debt discounts related to these convertible notes amounted to $545,443 and $125,753, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 – NOTES PAYABLE

Secured merchant loans

In connection with the acquisition of Prime, the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). Pursuant to the Assumed Secured Merchant Loans, the Company is required to repay the noteholders by making daily payments on each business day or on demand payments until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. The Assumed Secured Merchant Loans are secured by the assets of Prime, and are personally guaranteed by the former majority member of Prime. During January 2019, the Company entered into a separate promissory note with one of these individuals and borrowed an additional $26,900 at a simple annual interest rate of 15% bringing the total promissory note balance to $77,090 for this individual. During the three months ended March 31, 2019, the Company repaid $57,355 of these notes. At March 31, 2019 and December 31, 2018, notes payable related to Assumed Secured Merchant Loans and a new promissory note amounted to $127,496 and $157,951, respectively. In connection with the January 2019 promissory note, the Company issued 1,000 warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is exercisable over a five year period.

On September 20, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $521,250 and received net proceeds of $375,000, net of original issue discount of $146,250. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,724 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loan is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. On January 14, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $764,500. The Company simultaneously repaid the September 20, 2018 loan which had a remaining principal balance of $223,329, paid an origination fee of $10,034 and received net proceeds of $316,637, net of original issue discount of $214,500. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $6,371 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. On January 24, 2019, the Company entered into another secured Merchant Loan with this lender in the amount of $417,000. The Company simultaneously paid an origination fee of $7,998 and received net proceeds of $292,002, net of original issue discount of $117,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,972 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. These Secured Merchant Loans are secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the three months ended March 31, 2019, the Company repaid $774,326 of the loans. At March 31, 2019 and December 31, 2018, secured merchant notes payable related to these Secured Merchant Loans amounted to $483,061 and $190,125, which is net of unamortized debt discount of $188,407 and $74,169, respectively.

On October 1, 2018, the Company entered into a secured Merchant Loan in the amount of $209,850 and received net proceeds of $137,962, net of original issue discount of $59,850 and net of origination fees of $12,038. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,749 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. Additionally, on October 1, 2018, the Company entered into a second secured Merchant Loan in the amount of $139,900 and received net proceeds of $92,000, net of original issue discount of $39,900 and net of origination fees of $8,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,166 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. These Secured Merchant Loans are secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the three months ended March 31, 2019, the Company repaid all of these notes. At March 31, 2019 and December 31, 2018, notes payable related to these Secured Merchant Loans amounted to $0 and $128,726, which is net of unamortized debt discount of $0 and $51,371, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

On October 12, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $420,000. The Company simultaneously repaid a prior loan of $31,634, paid an origination fee of $10,500 and received net proceeds of $254,552, net of original issue discount of $123,314. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholder by making daily payments of $3,000 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans was secured by the Company’s assets and was personally guaranteed by the former majority member of Prime. On January 28, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $759,000 and received net cash of $315,097 after paying origination fee of $25,750, an original issue discount of $209,000, and the repayment of October 12, 2018 remaining loan and interest due to this lender of $209,153. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $4,897 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. At March 31, 2019 and December 31, 2018, note payable related to these Secured Merchant Loans amounted to $383,669 and $171,752, which is net of unamortized debt discount of $164,769 and $86,248, respectively.

From February 25, 2019 to March 6, 2019, the Company entered into four secured Merchant Loans in the aggregate amount of $1,199,200. The Company simultaneously repaid prior loans of $69,327 which were entered into during October 2018, paid origination fees totaling $78,286 and received net proceeds of $652,387, net of original issue discounts of $399,200. Pursuant to these four secured Merchant Loans, the Company was required to pay the noteholders by making daily payments aggregating $11,993 on each business day until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. At March 31, 2019, notes payable related to these Secured Merchant Loans amounted to $577,867, which is net of unamortized debt discount of $382,220. On April 10, 2019, the Company paid off these secured Merchant Loans in full by paying an aggregate amount of $703,899. As a result of paying off these loans early, the noteholders reduced the origination fees and debt discounts by $229,195 in the aggregate.

Promissory notes

In connection with the acquisition of Prime, the Company assumed several notes payable liabilities due to entities or individuals amounting to $297,005 (the “Note”). These notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the three months ended March 31, 2019, the Company repaid $25,000 of these notes and $40,000 of these notes was rolled into a new note. At March 31, 2019 and December 31, 2018, notes payable to these entities or individuals amounted to $65,000 and $130,000, respectively.

From October 31, 2018 to December 31, 2018, the Company entered into Original Discount Senior Secured Demand Promissory Notes with an investor (the “Promissory Note”). Pursuant to the Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of these promissory notes. At March 31, 2019 and December 31, 2018, notes payable to this entity amounted to $550,000 and $505,945, which is net of unamortized debt discount of $0 and $44,055, respectively. The remaining notes were payable on demand. These promissory notes are secured by the Company’s assets.

From January 2019 to March 31, 2019, the Company entered into separate promissory notes with seven individuals totaling $1,371,250, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $1,185,000, net of original issue discounts of $146,250. These Notes are due between 45 and 273 days from the respective Note date. Other than the original issue discount, no additional interest is due to the holders. In connection with these promissory notes, the Company issued 43,000 warrants to purchase 43,000 shares of the Company’s common stock at exercise prices ranging from $1.00 to $2.10 per share. The warrants are exercisable over a five year period. At March 31, 2019, notes payable to these individuals amounted to $1,098,971, which is net of unamortized debt discount of $107,279.

During March 2019, the Company entered into two separate promissory notes with an entity totaling $165,000 and received net proceeds of $150,000, net of original issue discounts of $15,000. During March 2019, the Company repaid $55,000 of these promissory notes. At March 31, 2019, notes payable to this entity amounted to $103,333, which is net of unamortized debt discount of $6,667.

Equipment and auto notes payable

In connection with the acquisition of Prime, the Company assumed several equipment notes payable liabilities due to entities amounting to $523,207 (the “Equipment Notes”). These Equipment Notes have effective interest rates ranging from 6.0% to 9.4%, and are secured by the underlying van or trucks. At March 31, 2019 and December 31, 2018, equipment notes payable to these entities amounted to $402,923 and $488,289, respectively.

During October and November 2018, the Company entered into several auto financing agreements. At March 31, 2019 and December 31, 2018, auto notes payable related to auto financing agreements amounted to $205,207 and $161,036, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

At March 31, 2019 and December 31, 2018, notes payable consisted of the following:

	March 31, 2019	December 31, 2018
Principal amounts	$4,846,869	$2,189,666
Less: unamortized debt discount	(849,342)	(255,843)
Principal amounts, net	3,997,527	1,933,823
Less: current portion of notes payable	(3,618,790)	(1,509,804)
Notes payable – long-term	$378,737	$424,019

NOTE 8– STOCKHOLDERS’ DEFICIT

Preferred stock

The Company increased its authorized preferred shares to 10,000,000 shares in July 2018.

Preferred stock of 4,000,000 shares is designated Series A Convertible Preferred Stock. Each share of Series A preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable on Series A preferred shares at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $20.83 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. As of March 31, 2019, the Company believes a triggering event has occurred. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 days’ notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months, the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon. Undeclared cumulative preferred stock dividends were approximately $630,000 as of March 31, 2019. On April 9, 2019, these Series A preferred shares were converted into 2,600,000 shares of the Company’s common stock (See Note 14 – Subsequent Events).

Common stock issued for services

On February 25, 2019, the Company granted an aggregate of 2,670,688 shares of its common stock to an executive officer, employees and consultants of the Company for services rendered. The shares were valued at $2,750,808, or $1.03 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based compensation of $2,750,808.

Warrants

In connection with the Purchase Agreement (See Note 6 under Bellridge), the Lender was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100. Additionally, the placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100.

On December 27, 2018, the lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange (See Note 6 under Bellridge).

In connection with several promissory notes payable (see Note 7), during the three months ended March 31, 2019, the Company issued 44,000 warrants to purchase 44,000 shares of common at exercise prices ranging from $1.00 to $2.10 per share. During the three months ended March 31, 2019, the Company calculated the relative fair value of these warrants of $63,581 which is being amortized over the loan terms and was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate of 2.40%.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Warrant activities for the three months ended March 31, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	1,648,570	$0.00	1.47	$2,472,655
Granted	44,000	1.40
Change is warrants related to dilutive rights	(227,511)	0.00
Balance Outstanding March 31, 2019	1,465,059	$0.04	1.25	$5,797,165
Exercisable, March 31, 2019	1,465,059	$0.04	1.25	$5,797,165

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

Accounts payable – related party

During the three months ended March 31, 2019 and 2018, the Company utilized an affiliate company as one of the carriers, providing auto transportation, in the normal course of business. The carrier fees incurred to this affiliate were $2,675 and $3,600 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, amount due to this affiliate amounted to $350 and $3,700, respectively, and is included in accounts payable – related party on the accompanying unaudited condensed consolidated balance sheets.

Due to related parties

In connection with the acquisition of Prime, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime who then advanced back the $489,174 to Prime. During the three months ended March 31, 2019, the Company repaid $50,000 of this advance. This advance is non-interest bearing and is due on demand. At March 31, 2019 and December 31, 2018, amount due to this related party amounted to $209,000 and $259,000.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

During the period from acquisition date of Prime (June 18, 2018) to March 31, 2019, an employee of Prime who exerts significant influence over the business of Prime, paid costs and expenses and was reimbursed funds by the Company. These advances are non-interest bearing and is due on demand. At March 31, 2019 and December 31, 2018, amounts due to this related party amounted to $95,115 and $16,300, respectively.

Notes payable – related party

From July 25, 2018 through December 31, 2018, the Company entered into several Promissory Notes with the Company’s former chief executive officer or the spouse of the Company’s former chief executive officer. Pursuant to these promissory notes, the Company borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid and during January 2019, the Company repaid the remaining existing promissory note totaling $220,000 with the spouse of the Company’s chief executive officer. In addition, during February 2019, the Company entered into another promissory note with the spouse of the chief executive officer totaling $230,000, net of an original issue discount of $30,000.

At March 31, 2019 and December 31, 2018, notes payable – related party amounted to $215,000 and $213,617, which is net of unamortized debt discount of $15,000 and $6,383, respectively. During the three months ended March 31, 2019, amortization of debt discount related to these notes amounted to $21,383 and is included in interest expense – related parties on the accompanying condensed consolidated statement of operations.

Convertible note payable – related party

On March 13, 2019, the Company entered into a convertible note agreement with an individual, who is affiliated to the Company’s chief executive officer, in the amount of $500,000 (See Note 6).

NOTE 11 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In December 2018, the Company entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through January 2024. From the lease commencement date until the last day of the second lease year, monthly rent shall be $14,000. At the beginning of the 25th month following the commencement date and through the end of the term, minimum rent shall be $14,420 per month. The Company shall have one option to renew the term of this lease for an additional five years. In January 2019, the Company paid a security deposit of $28,000.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $631,723.

At March 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

March 31, 2019
Office lease right of use asset	$631,723
Less: accumulated amortization into rent expense	(29,498)
Right of use asset, net	$602,225

At March 31, 2019, operating lease liability related to the ROU asset is summarized as follows:

March 31, 2019
Lease liability related to office lease right of use asset	$616,281
Less: current portion of lease liability	(99,395)
Lease liability – long-term	$516,886

During the three months ended March 31, 2019 and 2018, in connection with this operating lease, the Company recorded rent expense of $42,056 and $0, respectively.

At March 31, 2019, future minimum base lease payments due under non-cancelable operating leases is as follows:

Year	Amount
2019 (remainder of year)	$126,000
2020	168,000
2021	173,040
2022	173,040
2023	173,040
Total	$813,120

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 12 – CONCENTRATIONS

For the three months ended March 31, 2019, one customer represented 82.8% of the Company’s total net revenues. This revenue is from one Prime customer. For the three months ended March 31, 2018, one customer represented 12% of the Company’s total net revenues. At March 31, 2019, one customer represented 65.9% of the Company’s accounts receivable balance. At December 31, 2018, one customer represented 54.5% of the Company’s accounts receivable balance.

For the three months ended March 31, 2019 and 2018, the Company had no carriers that were in excess of 10% of carrier fees.

During the three months ended March 31, 2019, the Company rented delivery vans from two vendors. Any shortage of supply of vans available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 13 – SEGMENT INFORMATION

During the period from January 1, 2018 to June 18, 2018, the Company operated in one reportable business segment consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. Since June 18, 2018, the Company operated in three reportable business segments - (1) the transportation of automobiles and other freight (the “Save On” segment), (2) a segment which concentrates on deliveries for on-line retailers in New York, New Jersey and Pennsylvania (the “Prime” segment), and (3) a segment with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. Information with respect to these reportable business segments for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months ended March 31,
	2019	2018
Revenues:
Save On	$1,131,525	$1,177,763
Prime	5,396,060	-
Shypdirect	407,147	-
	6,934,732	1,177,763
Depreciation and amortization:
Save On	-	-
Prime	308,816	-
Shypdirect	-	-
	308,816	-
Interest expense:
Save On	-	-
Prime	652,829	-
Shypdirect	-	-
Other (a)	594,124	148,253
	1,246,953	148,253
Net (loss) income:
Save On	(12,937)	(7,270)
Prime	(2,308,392)	-
Shypdirect	(617,695)	-
Other (a)	(16,708,699)	68,195
	$(19,647,723)	$60,925

	March 31, 2019	December 31, 2018
Identifiable long-lived tangible assets at March 31, 2019 and December 31, 2018 by segment:
Prime	$775,094	$936,831
Shypdirect	-	-
	$775,094	$936,831

(a)	The Company does not allocate any general and administrative expense of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 14 – SUBSEQUENT EVENTS

Secured merchant loans

On April 17, 2019, the Company entered into a secured Merchant Loan in the principal amount of $650,000 and received net proceeds of $500,000, net of original issue discounts of $150,000. Pursuant to this secured Merchant Loan, the Company is required to pay the noteholders by making three monthly installments of $216,667 beginning in June 2019 to August 2019.

On May 8, 2019, the Company entered into a secured Merchant Loans in the principal amount of $1,242,000. The Company simultaneously repaid prior loans of $362,961 which were entered into during January 2019, paid origination fees totaling $9,000 and paid an original issue discount of $342,000, and received net proceeds of $528,039. Pursuant to this secured Merchant Loan, the Company is required to pay the noteholder by making daily payments of $10,265 on each business day until the loan amounts are paid in full. Each payment is deducted from the Company’s bank account.

Promissory notes

From April 1, 2019 to May 15, 2019, the Company entered into separate promissory notes with five individuals totaling $435,000 and received net proceeds of $390,000, net of original issue discounts of $45,000. These Notes are due in 45 days from the respective Note date. Other than the original issue discount, no additional interest is due to the holders. In connection with these promissory notes, the Company issued 5,000 warrants to purchase 5,000 shares of the Company’s common stock at exercise price of $5.26 per share. The warrants are exercisable over a five year period.

Convertible debt modifications and warrant cancellations

On April 9, 2019 (the “Modification Date”), the Company entered into an agreement with Bellridge Capital, L.P. (“Bellridge”) that modifies its existing obligations to Bellridge (See Note 6) as follows:

●	the overall principal amount of that certain Convertible Promissory Note, dated June 18, 2018, issued by the Company in favor of Bellridge (the “Note”) was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of April 15, 2019, 100,000 of these shares have been issued;

●	the maturity date of the Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company shall use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Note;

●	the convertibility of the Note will now be amended such that the Note shall only be convertible at a conversion price to be mutually agreed upon between the Company and the Holder. As of the date of this report, the Company and Holder have not mutually agreed on a conversion price, Since the conversion terms are unknown, the Company will account for this conversion feature when the contingency is resolved;

●	the registration rights previously granted to Bellridge have now been eliminated; and

●	those certain Warrants, dated June 18, 2018 and December 27, 2018, respectively, issued by the Company in favor of Bellridge shall be cancelled and of no further force or effect. In exchange, the Company will issue Bellridge 360,000 shares of restricted common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

In addition, on the Modification Date, warrant holders holding warrants exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

In connection with the modification of the Bellridge Note and the cancellation of the related warrants, under the provisions of ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instrument and the Warrant and Placement Warrant were adjusted to fair value through earnings on the Modification Date. The fair value of this embedded conversion option derivative, and the Warrant and Placement Warrant were determined using the Binomial valuation model and Monte-Carlo simulation model, respectively. For the period from April 1, 2019 to April 9, 2019, the change of fair value of derivative liabilities associated with these instruments amounted to $41,653,345, which was recorded as derivative expense on the Modification date. The increase in derivative liabilities was caused by an increase in the Company’s stock price, as quoted on OTC Markets. Additionally, on the Modification Date, the Company analyzed the Bellridge Note modification and the cancellation of the warrants and pursuant to ASC 470-50, the modifications were treated as a debt extinguishment.

On the Modification Date, the Company entered into agreements with another institutional investor, RedDiamond Partners LLC, holding convertible notes representing an aggregate principal amount of $510,000, and agreed with such holder to:

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

In connections with the debt modifications and warrants cancellations discussed above, on the Modification Date, the Company recorded a gain on debt extinguishment of $43,745,975 which consists of the following.

Gain on Extinguishment on Modification Date
Gain from reversal of derivative liabilities on Modification Date	$61,841,708
Fair value of common shares issued on Modification Date	(17,934,000)
Write-off of remaining debt discount	(1,013,118)
Reversal of put premium on stock-settled debt related cancellation of conversion terms	385,385
Reduction of principal and interest balances due	466,000
Gain of debt extinguishment	$43,745,975

Convertible note – related party

On April 11, 2019, the Company entered into a convertible note agreement with an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $30,000 shall be due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611 are due, if the note is not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be prepaid prior to April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $11.81.

Series A preferred stock

On April 9, 2019, the Company entered into agreements with all holders of its Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2,600,000 shares of restricted common stock.

Shares issued for services

On May 1, 2019, the Company issued an aggregate of 30,000 shares of its common stock to two individuals (15,000 shares each) for consulting services rendered. The shares were valued at $265,500, or $8.85 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based professional fees of $265,500.

Disposal of Save On

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company will grant an aggregate of 80,000 options to certain employees of Save On. Mr. Yariv ceased to be an officer or director of the Company effective with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission of April 16, 2019. . Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, the Company shall reflect Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of.

Due to related party

In May 2019, the former majority owner of Prime advanced the Company $400,000 which is due on demand.

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

On July 16, 2018, we filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to (1) change the name of the Company from PetroTerra Corp. to Transportation and Logistics Systems, Inc., (2) authorize an increase of the shares of the preferred stock to 10,000,000 shares, par value $0.001 per share and (3) effect a 1-for-250 reverse stock split (the “Reverse Stock Split”) with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on July 17, 2018. The corporate name change, increase of authorized shares of preferred stock and Reverse Stock Split were previously approved by the sole director and the majority of stockholders of the Company. The corporate name change and the Reverse Stock Split were deemed effective at the open of business on July 18, 2018. All share and per share data in the accompanying consolidated financial statements and within this Quarterly Report have been retroactively restated to reflect the effect of the recapitalization.

On July 24, 2018, the Company formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

On May 1, 2019, we entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby we returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to us. In addition, the Company will grant an aggregate of 80,000 options to certain employees of Save On. Mr. Yariv ceased to be an officer or director of the Company effective with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 16, 2019. Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, we shall reflect Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of.

The following discussion highlights the results of our operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on the consolidated financial statements contained in this Quarterly Report, which has been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

For the three months ended March 31, 2019 compared with the three months ended March 31, 2018

The following table sets forth our revenues, expenses and net income (loss) for the three months ended March 31, 2019 and 2018. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	For the Three Months Ended March 31,
	2019	2018
Revenues	$6,934,732	$1,177,763
Cost of revenues	6,400,898	896,555
Gross profit	533,834	281,208
Operating expenses	5,644,215	288,478
Loss from operations	(5,110,381)	(7,270)
Other (expenses) income	(14,537,342)	68,195
Net (loss) income	$(19,647,723)	$60,925

Revenues

For the three months ended March 31, 2019, our revenues were $6,934,732 as compared to $1,177,763 for the three months ended March 31, 2018, an increase of $5,756,969. This increase was a result of our acquisition of Prime on June 18, 2018. Revenue of $5,396,060 was attributable to the business of Prime which focuses on deliveries for on-line retailers in New York, New Jersey and Pennsylvania. Additionally, during the three months ended March 31, 2019, revenue related to our newly formed subsidiary, Shypdirect amounted to $407,147. These increases were offset by a decrease of $46,238 in revenue from Save On. On May 1, 2019, we entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby we returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to us. Accordingly, we will not reflect any revenues from Save On in future periods.

Cost of Revenue

For the three months ended March 31, 2019, our cost of revenues were $6,400,898 compared to $896,555 for the three months ended March 31, 2018, an increase of $5,504,343. This increase was a direct result of our acquisition of Prime on June 18, 2018. Cost of revenue of $4,904,675 was attributable to the business of Prime. During the three months ended March 31, 2019, cost of revenue related to our newly formed subsidiary, Shypdirect amounted to $645,027. These increases were offset by a decrease in cost of revenue of $45,359 primarily resulting from a decrease in revenue from Save On. Cost of revenues relating to our Prime and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits. Cost of revenues for our Save On segment consists primarily of carrier fees of which $2,675 was to a related party affiliate.

Gross Profit

For the three months ended March 31, 2019, our gross profit was $533,834, or 7.7% of revenue, as compared to $281,208, or 23.9% of revenue, for the three months ended March 31, 2018, an increase of $252,626. The decrease in gross profit percentage related to the effect of the acquisition of Prime on June 18, 2018, which had a lower gross profit percentage compared to Save On. For the three months ended March 31, 2019, gross profit and gross profit percentage for Prime amounted to $491,385, or 9.1%, and gross profit and gross profit percentage for Save On amounted to $280,329, or of 24.8%. For the three months ended March 31, 2019, gross loss and gross loss percentage for Shypdirect amounted to $(237,880), or (58.3)% primarily attributable to high payroll, vehicle rental, insurance and other costs incurred in the ramping up of the Shypdirect business.

Operating Expenses

For the three months ended March 31, 2019, total operating expenses amounted to $5,644,215 as compared to $288,478 for the three months ended March 31, 2018, an increase of $5,355,737. For the three months ended March 31, 2019 and 2018, operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2019	2018
Compensation and related benefits	$4,339,210	$220,639
Legal and professional Fees	504,840	45,335
Rent	104,867	6,048
General and administrative expenses	695,298	16,456
Total Operating Expense	$5,644,215	$288,478

Compensation and related benefits

For the three months ended March 31, 2019, compensation and related benefits amounted to $4,339,210 compared to $220,639 for the three months ended March 31, 2018, an increase of $4,118,571. Compensation and related benefits for the three months ended March 31, 2019 included stock-based compensation of $2,750,808 from the granting of 2,670,688 shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered. Additionally, compensation and related benefits attributed to the business of Prime, which was acquired on June 18, 2018, were $1,072,077, compensation and related benefits attributed to the business of Shypdirect was $285,658, and compensation and related benefits attributed to the business of Save On increased by $10,027.

Legal and professional fees

For the three months ended March 31, 2019, legal and professional fees amounted to $504,840 as compared to $45,335 for the three months ended March 31, 2018, an increase of $459,505. Legal and professional fees attributed to the business of Prime, which was acquired on June 18, 2018, were $392,890. The increase was due to an overall increase in legal, accounting, audit and other professional fees associated with our rapid business expansion.

Rent expense

For the three months ended March 31, 2019, rent expense amounted to $104,867 as compared to $6,048 for the three months ended March 31, 2018, an increase of $98,819. This increase was attributable to an expansion in office, warehouse and parking spaces pursuant to short and long-term operating leases related to Prime and Shypdirect segments.

General and administrative expenses

General and administrative expenses include office expenses and supplies, travel and entertainment, depreciation and amortization, and other expenses. For the three months ended March 31, 2019, general and administrative expenses amounted to $695,298 as compared to $16,456 for the three months ended March 31, 2018, an increase of $678,842. The increase in operating expenses compared to the prior year period is due to the Company’s organic growth and growth through the acquisition of Prime. For the three months ended March 31, 2019, general and administrative expenses attributed to the business of Prime, which was acquired on June 18, 2018, and Shypdirect were $600,206 and $65,126, which includes depreciation and amortization expense of $308,816 and $0, respectively.

Loss from Operations

For the three months ended March 31, 2019, loss from operations amounted to $5,110,381 as compared to $7,270 for the three months ended March 31, 2018, an increase of $5,103,111.

Other (Expenses) Income

Total other (expenses) income include interest expense, derivative (expense) income, and a gain on debt extinguishment. For the three months ended March 31, 2019 and 2018, other expenses (income) consisted of the following:

	For the Three Months Ended March 31,
	2019	2018
Interest expense	$(707,065)	$(148,253)
Interest expense – related party	(539,888)	-
Gain on extinguishment of debt	93,871	-
Derivative (expense) income	(13,384,260)	216,448
Total Other (Expenses) Income	$(14,537,342)	$68,195

For the three months ended March 31, 2019 and 2018, aggregate interest expense was $1,246,953 and $148,253, respectively. The increase in interest expense resulted from an increase in interest-bearing loans and an increase in the amortization in debt discount.

For the three months ended March 31, 2019 and 2018, derivative (expense) income was $(13,384,260) and $216,448, respectively, a change of $13,600,708. For the three months ended March 31, 2019, we adjusted our derivative liabilities to fair value and recorded a derivative expense or income. This significant change was attributable to a higher stock price and having more financials instruments treated as derivatives, including embedded conversion options and warrants, as compared to the comparable previous period.

Net (Loss) Income

Due to factors discussed above, for the three months ended March 31, 2019 and 2018, net (loss) amounted to $(19,647,723), or $(3.76) per basic and diluted common share, and $60,925, or $0.11 per basic common share and $0.05 per diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2019 and December 31, 2018, we had a cash balance of $64,339 and $296,196, respectively. Our working capital deficit was $29,045,146 at March 31, 2019.

We reported a net decrease in cash for the three months ended March 31, 2019 of $231,857.

Recent developments

On April 9, 2019, we entered into an agreement with Bellridge Capital, L.P. (“Bellridge”) that modifies our existing obligations to Bellridge as follows:

●	the overall principal amount of that certain Convertible Promissory Note, dated June 18, 2018, issued by the Company in favor of Bellridge (the “Note”) was reduced from the original principal amount of $2,497,502 (principal amount of $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock;
●	the maturity date of the Note was extended to August 31, 2020;
●	the interest rate was reduced from 10% to 5% per annum;
●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Note;
●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company shall use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Note;
●	the convertibility of the Note will now be amended such that the Note shall only be convertible at a conversion price to be mutually agreed upon between the Company and the Holder. As of the date of this report, the Company and Holder have not mutually agreed on a conversion price, Since the conversion terms are unknown, we will account for this conversion feature when the contingency is resolved;
●	the registration rights previously granted to Bellridge have now been eliminated; and
●	those certain Warrants, dated June 18, 2018 and December 27, 2018, respectively, issued by the Company in favor of Bellridge shall be cancelled and of no further force or effect. In exchange, the Company will issue Bellridge 360,000 shares of restricted common stock.

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

On April 9, 2019, we entered into agreements with all holders of their Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2.6 million shares of restricted common stock.

On April 11, 2019, we entered into a convertible note agreement with an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $30,000 shall be due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611 are due, if the note is not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be prepaid prior to April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $11.81.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2019 amounted to $1,983,978. During the three months ended March 31, 2019, net cash used in operating activities was primarily attributable to a net loss of $19,647,723 adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $308,816, derivative expense of $13,384,260, amortization of debt discount of $1,071,272, stock-based compensation of $2,750,808, and a gain on debt extinguishment of $(93,871), and changes in operating assets and liabilities such as an increase in accounts receivable of $505,150 and an increase in prepaid expense and other current assets of $101,328, offset by an increase in accounts payable and accrued expenses of $580,621 and an increase in accrued compensation and related benefits of $238,614.

Net cash flows used in operating activities for the three months ended March 31, 2018 amounted to $13,309. During the three months ended March 31, 2018, the net cash used in operations was primarily attributable to net income of $60,925, offset by non-cash activity such as a gain on derivative liability of $216,448, amortization of debt discount of $125,753, and changes in operating assets and liabilities such as an increase in accounts receivable of $89,475, prepaid expenses of $995 and accrued compensation and related benefits of $13,050, and an increase in in accounts payable and accrued expenses of $110,781, and due from a related party of $9,200.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2019 amounted to $29,744 and consisted of cash received from the disposal of trucks and van of $81,000 offset by cash paid for the purchase of property and equipment of $51,256. We did not have cash flows from investing activities in the comparable 2018 period.

Financing activities

For the three months ended March 31, 2019 and 2018, net cash provided by financing activities totaled $1,722,377 and $0, respectively. For the three months ended March 31, 2019, we received gross proceeds from convertible notes of $500,000, proceeds from notes payable of $3,521,120, proceeds from related party notes of $200,000, and net cash proceeds from related party advances of $28,815 offset by the repayment of convertible notes of $273,585, the repayment of related party notes of $220,000, and the repayment of notes payable of $2,033,973.

Going Concern Consideration

Our accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of $19,647,723 for the three months ended March 31, 2019. The net cash used in operations was $1,983,978 for the three months ended March 31, 2019. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $34,417,573, $24,117,542 and $29,045,146, respectively, at March 31, 2019. Furthermore, as of March 31, 2019, the Company failed to make required payments of principal and interest on its convertible debt instruments and defaulted on other provisions in these Notes. On April 9, 2019, the Company entered into agreements with these lenders that modified these Notes (See Note 14 – Subsequent Events in the notes to condensed consolidated financial statements). It is management’s opinion that these factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that we will be able to continue to do so.

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

Critical Accounting Policies and Significant Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in business acquisitions.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features . These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and we elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. In accordance with the guidance presented in ASU 2017-11, the fair value of derivative liabilities associated with certain convertible notes as of December 31, 2018 of $838,471 and the offsetting effect of reclassifying such debt to stock-settled debt for which we recorded a put premium liability of $385,385 was reclassified by means of a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 in the amount of $453,086.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, we adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. We will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

Revenue recognition and cost of revenue

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer service orders, including significant judgments.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the condensed financial consolidated statements filed with this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of March 31, 2019. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties;

3)	There is a lack of segregation of duties and monitoring controls regarding accounting because there are a limited staff of accountants maintaining the books and records;

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of outside consultants to assist in financial expertise;

5)	The Company does not have adequate controls over pre-closing legal and accounting review of loan transactions;

6)	The Company did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

7)	The Company lacks supervision of outside consultants who may negotiate transactions on behalf of the Company; and

8)	The Company has not yet implemented any internal controls over financial reporting at its recently acquired subsidiary.

9)	The Company lacks control over who is granted authorization to bind the Company or its subsidiaries to legal contracts.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended March 31, 2019. Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2019, we granted an aggregate of 2,670,688 shares of its common stock to an executive officer, employees and consultants of the Company for services rendered. The shares were valued at $2,750,808, or $1.03 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based compensation of $2,750,808.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: May 17, 2019	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

