Form 10-Q
period 2019-06-30
Transportation & Logistics Systems, Inc.
filed 2019-08-19
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TLSS	OTC Markets

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 19, 2019
Common Stock, $0.001	9,630,525

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

June 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$120,269	$296,196
Accounts receivable	927,723	441,497
Prepaid expenses and other current assets	590,730	509,068
Assets of discontinued operations	-	335,894
Due from related party	81,489	-

Total Current Assets	1,720,211	1,582,655

OTHER ASSETS:
Security deposit	39,350	5,000
Property and equipment, net	728,054	936,831
Right of use asset	578,421	-
Intangible asset, net	2,420,191	4,668,334

Total Other Assets	3,766,016	5,610,165

TOTAL ASSETS	$5,486,227	$7,192,820

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts of $0 and $1,595,627, respectively	$1,800,000	$1,411,876
Convertible notes payable - related parties	2,500,000	-
Notes payable, net of debt discount	4,256,738	1,509,804
Notes payable - related party, net of debt discount	-	213,617
Accounts payable	1,594,189	655,183
Accrued expenses	815,151	566,574
Insurance payable	1,403,070	1,108,368
Lease liability	102,407	-
Liabilities of discontinued operations	-	440,745
Derivative liability	-	7,888,684
Due to related parties	271,507	275,300
Accrued compensation and related benefits	674,566	435,944

Total Current Liabilities	13,417,628	14,506,095

LONG-TERM LIABILITIES:
Lease liability	490,126	-
Notes payable - related party	510,000	-
Notes payable	317,306	424,019

Total Long-term Liabilities	1,317,432	424,019

Total Liabilities	14,735,060	14,930,114

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares: Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 0 and 4,000,000 shares at June 30, 2019 and December 31, 2018, respectively (Liquidation value $0 and $4,000,000, respectively)	-	4,000
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 9,421,525 and 4,220,837 at June 30, 2019 and December 31, 2018, respectively	9,421	4,220
Common stock issuable, par value $0.001 per share; 700,000 and 0 shares	700
Additional paid-in capital	32,120,077	7,477,422
Accumulated deficit	(41,379,031)	(15,222,936)

Total Shareholders’ Deficit	(9,248,833)	(7,737,294)

Total Liabilities and Shareholders’ Deficit	$5,486,227	$7,192,820

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$8,101,412	$626,820	$13,904,619	$626,820

COST OF REVENUES	7,522,973	535,945	13,072,675	535,945

GROSS PROFIT	578,439	90,875	831,944	90,875

OPERATING EXPENSES:
Compensation and related benefits	3,608,670	3,149,776	7,717,214	3,149,776
Legal and professional fees	566,242	1,328,658	1,071,082	1,373,993
Rent	86,406	-	185,237	-
General and administrative expenses	930,203	203,789	1,595,535	203,789
Impairment loss	1,724,591	-	1,724,591	-

Total Operating Expenses	6,916,112	4,682,223	12,293,659	4,727,558

LOSS FROM OPERATIONS	(6,337,673)	(4,591,348)	(11,461,715)	(4,636,683)

OTHER (EXPENSES) INCOME:
Interest expense	(1,377,051)	(243,302)	(2,597,443)	(391,555)
Interest expense - related parties	(121,078)	-	(147,639)	-
Loan fees	(601,121)	-	(601,121)	-
Gain on debt extinguishment, net	43,823,897	-	43,917,768	-
Derivative expense	(41,653,345)	(9,721,800)	(55,037,605)	(9,505,352)

Total Other (Expenses) Income	71,302	(9,965,102)	(14,466,040)	(9,896,907)

LOSS FROM CONTINUING OPERATIONS	(6,266,371)	(14,556,450)	(25,927,755)	(14,533,590)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(695,087)	45,536	(681,426)	83,601

NET LOSS	$(6,961,458)	$(14,510,914)	$(26,609,181)	$(14,449,989)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss from continuing operations	$(0.63)	$(13.93)	$(3.42)	$(17.97)
Net (loss) income from discontinued operations	(0.07)	0.04	(0.09)	0.10

Net loss per common share - basic and diluted	$(0.70)	$(13.89)	$(3.51)	$(17.87)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	9,891,525	1,044,831	7,573,522	808,780

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

							Additional		Total
	Preferred Stock Series A		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	4,000,000	$4,000	570,106	$570	-	$-	$(34,928)	$(744,779)	$(775,137)

Net loss	-	-	-	-	-	-	-	60,925	60,925

Balance, March 31, 2018	4,000,000	4,000	570,106	570	-	-	(34,928)	(683,854)	(714,212)

Shares issued for services	-	-	2,100,000	2,100	-	-	4,323,900	-	4,326,000

Shares issued for acquisition	-	-	1,500,000	1,500	-	-	3,088,500	-	3,090,000

Net loss	-	-	-	-	-	-	-	(14,510,914)	(14,510,914)

Balance, June 30, 2018	4,000,000	$4,000	4,170,106	$4,170	-	$-	$7,377,472	$(15,194,768)	$(7,809,126)

							Additional		Total
	Preferred Stock Series A		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	4,000,000	$4,000	4,220,837	$4,220	-	$-	$7,477,422	$(15,222,936)	$(7,737,294)

Shares issued for services	-	-	2,670,688	2,671	-	-	2,748,137	-	2,750,808

Warrants issued in connection with debt	-	-	-	-	-	-	63,581	-	63,581

Cumulative effect adjustment for change in derivative accounting	-	-	-	-	-	-	-	453,086	453,086

Net loss	-	-	-	-	-	-	-	(19,647,723)	(19,647,723)

Balance, March 31, 2019	4,000,000	4,000	6,891,525	6,891	-	-	10,289,140	(34,417,573)	(24,117,542)

Shares issued for services	-	-	230,000	230	-	-	2,465,270	-	2,465,500

Shares issued for debt and warrant modifications			700,000	700	700,000	700	17,932,600	-	17,934,000

Shares issued for conversion of preferred shares	(4,000,000)	(4,000)	2,600,000	2,600	-	-	1,400	-	-

Return and cancellation of shares for disposal of Save On	-	-	(1,000,000)	(1,000)	-	-	57,987	-	56,987

Stock options granted	-	-	-	-	-	-	700,816	-	700,816

Warrants issued in connection with debt	-	-	-	-	-	-	672,864	-	672,864

Net loss	-	-	-	-	-	-	-	(6,961,458)	(6,961,458)

Balance, June 30, 2019	-	$-	9,421,525	$9,421	700,000	$700	$32,120,077	$(41,379,031)	$(9,248,833)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,609,181)	$(14,449,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	617,632	173,629
Amortization of debt discount to interest expense	2,310,580	332,364
Amortization of debt discount to interest expense - related party	26,383	-
Stock-based compensation and consulting fees	5,216,308	4,326,000
Stock-based compensation and consulting fees - discontinued operations	700,816	-
Non-cash loan fees	601,121	-
Derivative expense (income)	55,037,605	9,505,352
Non-cash portion of gain on extinguishment of debt	(44,031,110)	-
Deferred rent	14,112	-
Loss on disposal of property and equipment	47,022	-
Impairment loss	1,724,591	-
Change in operating assets and liabilities:
Accounts receivable	(486,226)	(325,551)
Prepaid expenses and other current assets	(81,662)	-
Assets of discontinued operations	(53,193)	(93,073)
Due from related party	(81,489)	-
Security deposit	(34,350)	-
Accounts payable and accrued expenses	1,420,925	(130,902)
Insurance payable	294,702	(5,108)
Liabilities of discontinued operations	10,954	155,115
Accrued compensation and related benefits	238,622	197,097

NET CASH USED IN OPERATING ACTIVITIES	(3,115,838)	(315,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	-	38,198
Cash paid for acquisition	-	(489,174)
Decrease in cash from disposal of subsidiary	(5,625)	-
Purchase of property and equipment	(51,256)	-
Proceeds from sale of property and equipment	81,000	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,119	(450,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable - related party	2,500,000	2,497,503
Debt issue costs paid	-	(1,009,714)
Repayment of convertible notes payable	(273,579)	-
Net proceeds from notes payable	6,631,020	-
Repayment of notes payable	(5,697,856)	(611,406)
Net proceeds from notes payable - related party	255,000	-
Repayment of notes payable - related party	(495,000)	-
Net proceeds from related parties	(3,793)	467,672

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,915,792	1,344,055

NET (DECREASE) INCREASE IN CASH	(175,927)	578,013

CASH, beginning of period	296,196	106,576

CASH, end of period	$120,269	$684,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,239,463	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$1,222,986	$1,487,788
Increase in right of use asset and lease liability	$631,723	$-

Liabilities assumed in acquisition	$-	$3,503,552
Less: assets acquired in acquisition	-	1,959,655
Net liabilities assumed	-	1,543,897
Fair value of shares for acquisition	-	3,090,000
Increase in intangible assets - non-cash	$-	$4,633,897

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008.

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016. Save On is a provider of integrated transportation management solutions consisting of brokerage and logistic services such as transportation scheduling, routing and other value added services related to the transportation of automobiles and other freight. As an early stage company, TLSS’s current operations are subject to all risks inherent in the establishment of a new business enterprise

The Share Exchange was treated as a reverse merger and recapitalization of Save On for financial reporting purposes since the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger was replaced with the historical financial statements of Save On before the Merger. The balance sheets at their historical cost basis of both entities were combined at the merger date and the results of operations from the merger date forward include the historical results of Save On and results of TLSS from the merger date forward. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Mr. Yariv ceased to be an officer or director of the Company effective with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission of April 16, 2019.

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

TLSS and its wholly-owned subsidiaries, Prime and Shypdirect are hereafter referred to as the “Company”.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and a non-recurring adjustment for the impairment of intangible assets, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K, filed on April 16, 2019.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, Save On (through April 30, 2019), Prime and Shypdirect. All intercompany accounts and transactions have been eliminated in consolidation.

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, beginning in the second quarter of 2019, the period that Save On was disposed of, the Company reflects Save On as a discontinued operations and such presentation is retroactively applied to all periods presented in the accompany condensed consolidated financial statements.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2019, the Company had a net loss of $26,609,181 and net cash used in operations was $3,115,838, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $41,379,031, $9,248,833 and $11,697,417, respectively, at June 30, 2019. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and defaulted on other provisions in these Notes. On April 9, 2019, the Company entered into agreements with these lenders that modified these Notes (See Note 7). It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so.

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

Use of estimates

The preparation of the condensed consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of right of use asset and related liability, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in business acquisitions.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2019 and December 31, 2018:

	At June 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$—	—	—	$7,888,684

A roll forward of the level 3 valuation financial instruments is as follows:

For the Six Months Ended June 30, 2019
Balance at beginning of period	$7,888,684
Gain on extinguishment of debt related to repayment of debt	(246,110)
Gain on extinguishment of debt related to April 9, 2019 modifications	(61,841,708)
Cumulative effect adjustment for change in derivative accounting	(838,471)
Change in fair value included in derivative expense	55,037,605
Balance at end of period	$-

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through June 30, 2019.

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

Intangible asset

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges. At June 30, 2019 and December 31, 2018, intangible asset consists of a customer relationship acquired on June 18, 2018 which is being amortized over a period of five years.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. On May 1, 2019, the Company disposed of its Save On business segment and the results of operations of Save On are included in discontinued operations. Accordingly, during the six months ended June 30, 2019 and 2018, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey and Pennsylvania and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

For the Company’s Save On business activities, through the date of disposition on May 1, 2019, the Company recognized revenues and the related direct costs of such revenue which includes carrier fees and dispatch costs as of the date the freight is delivered by the carrier which is when the performance obligation is satisfied. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms for corporate customers are net 30 days from acceptance of delivery and individual customers generally must pay in advance. The Company does not incur incremental costs obtaining service orders from our Save On customers, however, if the Company did, because all of the Save On customer’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The Company’s adoption of this ASC, resulted in no cumulative effect at January 1, 2018 and no change prospectively to the Company’s results of operations or financial condition. The revenue that the Company recognizes arises from service orders it receives from its Save On customers. The Company’s performance obligations under these service orders correspond to each delivery of a vehicle that the Company makes for its customer under the service orders; as a result, each service order generally contains only one performance obligation based on the delivery to be completed.

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

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2019	June 30, 2018
Stock warrants	114,000	1,329,548
Stock options	80,000	-
Convertible debt	534,312	3,158,465
Series A convertible preferred stock	-	6,666,667

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

June 30, 2019

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

In August 2018, the FASB issued ASU 2018-13 to modify the disclosure requirements on fair value measurements. The amendments are effective for years beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company is in the process of assessing the impact of the standard on the Company’s fair value disclosures. However, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – DISCONTINUED OPERATIONS

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Mr. Yariv ceased to be an officer or director of the Company effective with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission of April 16, 2019.

Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, the Company shall reflect Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The business of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations.

The assets and liabilities classified as discontinued operations in the Company’s condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018 is set forth below.

	June 30, 2019	December 31, 2018
Assets:
Current assets:
Accounts receivable, net	$-	$334,275
Prepaid expenses and other	-	1,619
Total current assets	-	335,894
Total assets	$-	$335,894
Liabilities:
Current liabilities:
Accounts payable	$-	$409,053
Accounts payable – related party	-	3,700
Accrued expenses and other liabilities	-	27,992
Total current liabilities	-	440,745
Total liabilities	$-	$440,745

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

The summarized operating result of discontinued operations included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$359,728	$1,132,009	$1,491,253	$2,309,771
Cost of revenues	263,073	860,079	1,114,269	1,756,634
Gross profit	96,655	271,930	376,984	553,137
Operating expenses	791,742	226,394	1,058,410	469,536
Loss from discontinued operations	(695,087)	45,536	(681,426)	83,601
Loss on disposal of discontinued operations	-	-	-	-
Loss from discontinued operations, net of income taxes	$(695,087)	$45,536	$(681,426)	$83,601

NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2019 and December 31, 2018, accounts receivable, net consisted of the following:

	June 30, 2019	December 31, 2018
Accounts receivable	$927,723	$441,497
Allowance for doubtful accounts	-	-
Accounts receivable, net	$927,723	$441,497

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Life	June 30, 2019	December 31, 2018
Delivery trucks and vehicles	5 - 6 years	$899,139	$1,033,397
Less: accumulated depreciation		(171,085)	(96,566)
Property and equipment, net		$728,054	$936,831

For the six months ended June 30, 2019 and 2018, depreciation expense is included in general and administrative expenses and amounted to $94,080 and $5,199, respectively. During the six months ended June 30, 2019, the Company traded in or sold delivery trucks and vehicles of $185,514 with related accumulated depreciation of $19,561, and received cash of $81,000 and reduced notes payable of $37,931, resulting in a loss of $47,022 which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

NOTE 6 – INTANGIBLE ASSET

At June 30, 2019 and December 31, 2018, intangible asset consisted of the following:

	Useful life	June 30, 2019	December 31, 2018
Customer relationship	5 year	$2,420,191	$5,235,515
Less: accumulated amortization		-	(567,181)
		$2,420,191	$4,668,334

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

For the six months ended June 30, 2019 and 2018, amortization of intangible assets amounted to $523,552 and $168,430, respectively.

At June 30, 2019, the Company conducted an impairment assessment on intangible assets based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of intangible assets as of June 30, 2019. Such analysis considered future cash flows and other industry factors. Upon completion of this impairment analysis, the Company determined that the carrying value exceeded the fair market value of intangible assets. Accordingly, in connection with the impairment of such intangible assets, the Company recorded an impairment charge of $1,724,591 for the six months ended June 30, 2019, which was included in operating expenses on the accompanying condensed consolidated statements of operations.

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2020	$611,417
2021	611,417
2022	611,417
2023	585,940
$2,420,191

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE AND NOTES PAYABLE

Red Diamond Partners LLC and RDW Capital, LLC

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. Pursuant to this securities purchase agreement, on April 25, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $100,000 and the Company received $95,000 after giving effect to the original issue discount of $5,000. This note matured on April 25, 2018 and each tranche matured one year after the date of such funding. The second Tranche was received on June 2, 2017 for $85,000 and the third Tranche for $85,000 was received on August 8, 2017 upon filing of the Registration Statement. The fourth Tranche was to be for $85,000, however, as of the date of this filing, the fourth tranche has not yet been received. The Purchaser is not required to fund any Tranche subsequent to the first Tranche if there is an event of default as described in the promissory notes. Through date of default, the RedDiamond Notes bore interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion. During 2018, the Company failed to make its required maturity date payments of principal and interest on Convertible Promissory Notes of $270,000. In accordance with these notes, the Company entered into default in 2018, which increased the interest rate to 18.0% per annum. These convertible promissory notes contain cross default provisions whereby a default in any one note greater than $25,000 will cause a default in all the notes, however, this provision is only effective if there is a formal notice of default by the lender.

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

In connection with the issuance of these Convertible Promissory Notes above, the Company determined that the terms of these Convertible Promissory Notes included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

On April 9, 2019, the Company entered into agreements with RedDiamond, holding these convertible notes representing an aggregate principal amount of $510,000, and agreed with such holder to:

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

The aggregate principal amounts due as of June 30, 2019 and December 31, 2018 amounted to $510,000 and $510,000, respectively. At December 31, 2018, the principal balance of $510,000 was included in convertible notes payable, a current liability, on the accompanying consolidated balance sheet. At June 30, 2019, the principal balance of $510,000 was included in notes payable – related party, a long-term liability, on the accompanying consolidated balance sheet since on April 9, 2019, the conversion features on the notes were removed and RedDiamond became a principal shareholder of the Company when they converted their preferred shares to common stock (See Note 9). In connection with this debt modification, the Company recorded a gain on debt extinguishment of $432,589, which consists of the removal of debt put premium of $385,385 since the debt is no longer convertible, and $47,205 related to the reversal of default interest payable.

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

In connection with the Purchase Agreement, the Lender was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100. Additionally, the placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100.

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

On December 27, 2018, the lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. Pursuant to this warrant, at any time on or before the date that the Company files a registration statement on form S-l or applies for up-listing to a National Exchange, and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018 (the “Termination Date”), Bellridge could have chosen to subscribe for and purchase from the Company up to 2% in shares of common stock for an aggregate exercise price of $100. Additionally, the principal interest amount due under the Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Note due on December 18, 2019. This modification was not considered a debt extinguishment.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

On April 9, 2019, the Company entered into a new agreement with this lender that modified these Notes and cancelled these warrants (see below).

Through April 9, 2019, all principal and accrued interest under the Note was convertible into shares of the Company’s common stock, at a conversion price equal to the lower of $1.50 and 65% of the lowest traded price during the fifteen trading days immediately prior to the conversion date. The Note includes anti-dilution protection, as well as customary events of default, including, but not limited to, non-payment of the principal or accrued interest due on the Note and cross default provisions on other Company obligations or contracts. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender.

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

In connection with the Purchase agreement, the Company entered into a registration rights agreement which, among other things, required the Company to file a registration statement with the Securities and Exchange Commission no later than 120 days after June 18, 2018. The Company failed to file such registration statement. Accordingly, in addition to any other rights the Holders may have hereunder or under applicable law, on the default date and on each monthly anniversary of each such default date (if the applicable event shall not have been cured by such date) until the ninetieth day from such Event Date, the Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of one percent (1%) multiplied by the aggregate subscription amount paid by the Holder pursuant to the Purchase Agreement. Subsequent to the ninetieth day from such default date, the one percent (1%) penalty shall increase to two percent (2%), with an aggregate cap of twenty percent (20%) per annum. If the Company fails to pay any of these partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum to the Holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. On December 27, 2018, the lender waived any and all defaults.

In connection with this Purchase Agreement, the Company paid a placement agent $120,000 in cash which is included in issue costs previously discussed above and this placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100 (the “Placement Warrant”). On April 9, 2019, the Company entered into an agreement with this placement agent that cancelled these warrant.

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

June 30, 2019

Convertible debt modifications and warrant cancellations

On April 9, 2019 (the “Modification Date”), the Company entered into an agreement with Bellridge Capital, L.P. (“Bellridge”) that modifies its existing obligations to Bellridge as follows:

●	the overall principal amount of that certain Convertible Promissory Note, dated June 18, 2018, issued by the Company in favor of Bellridge (the “Note”) was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of August 19, 2019, 100,000 of these shares have been issued;

●	the maturity date of the Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company shall use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Note;

●	the convertibility of the Note will now be amended such that the Note shall only be convertible at a conversion price to be mutually agreed upon between the Company and the Holder. As of the date of this report, the Company and Holder have not mutually agreed on a conversion price, Since the conversion terms are unknown, the Company will account for this conversion feature when the contingency is resolved;

●	the registration rights previously granted to Bellridge have now been eliminated; and

●	those certain Warrants, dated June 18, 2018 and December 27, 2018, respectively, issued by the Company in favor of Bellridge shall be cancelled and of no further force or effect. In exchange, the Company will issue Bellridge 360,000 shares of restricted common stock.

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

Gain on debt extinguishment

In connections with the RedDiamond and Bellridge debt modifications and warrants cancellations discussed above, on the Modification Date, the Company recorded a gain on debt extinguishment of $43,823,897 which consists of the following.

Gain on Extinguishment on Modification Date
Gain from reversal of derivative liabilities on Modification Date	$61,841,708
Fair value of common shares issued on Modification Date	(17,934,000)
Write-off of remaining debt discount	(1,013,118)
Reversal of put premium on stock-settled debt related to cancellation of conversion terms	385,385
Reduction of principal and interest balances due	543,922
Gain of debt extinguishment	$43,823,897

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Summary of derivative liabilities

Through April 9, 2019, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded derivative expense of $55,037,605 and $9,505,352 for the six months ended June 30, 2019 and 2018, respectively

During the six months ended June 30, 2019 and 2018, the fair value of the derivative liabilities was estimated using the Black-Sholes valuation model, Binomial valuation model, and the Monte-Carlo simulation model with the following assumptions:

	2019	2018
Expected dividend rate	-	-
Expected term (in years)	0.05 to 0.75	0.01 to 2.00
Volatility	228.1%	261.2% to 307.75%
Risk-free interest rate	2.23% to 2.40%	1.32% to 2.11%

Convertible note payable – related parties

On March 13, 2019, the Company entered into a convertible note agreement with an individual, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $7,500 shall be due and payable. Commencing on October 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $31,902 shall be made, if not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be paid prior to the April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest (in whatever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $1.37. In connection with the issuance of this Note, the Company determined that this Note contains terms that are fixed monetary amounts at inception. Since the conversion price of $1.37 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded.

On April 11, 2019, the Company entered into a convertible note agreement with an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $30,000 shall be due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611 are due, if the note is not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be prepaid prior to April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $11.81. Since the conversion price of $11.81 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded.

At June 30, 2019 and December 31, 2018, convertible promissory notes (third party and related parties) are as follows:

	June 30, 2019	December 31, 2018
Principal amount	$1,800,000	$3,007,503
Principal amounts – related parties	2,500,000	-
Total principal amount	4,300,000	3,007,503
Less: unamortized debt discount	-	(1,595,627)
Convertible notes payable, net	4,300,000	1,411,876
Less: current portion of convertible notes payable	(4,300,000)	(1,411,876)
Convertible notes payable, net – long-term	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

For the six months ended June 30, 2019 and 2018, amortization of debt discounts related to these convertible notes amounted to $430,268 and $332,364, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

NOTE 8 – NOTES PAYABLE

Secured merchant loans

In connection with the acquisition of Prime in 2018, the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). Pursuant to the Assumed Secured Merchant Loans, the Company is required to repay the noteholders by making daily payments on each business day or on demand payments until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. The Assumed Secured Merchant Loans are secured by the assets of Prime, and are personally guaranteed by the former majority member of Prime.

During January 2019, the Company entered into a separate promissory note with one of these individuals and borrowed an additional $26,900 at a simple annual interest rate of 15% bringing the total promissory note balance to $77,090 for this individual. During the six months ended June 30, 2019, the Company repaid $57,355 of these notes. At June 30, 2019 and December 31, 2018, notes payable related to Assumed Secured Merchant Loans and a new promissory note amounted to $97,496 and $157,951, respectively. In connection with the January 2019 promissory note, the Company issued 1,000 warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is exercisable over a five year period.

On September 20, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $521,250 and received net proceeds of $375,000, net of original issue discount of $146,250. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,724 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loan is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. On January 14, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $764,500. The Company simultaneously repaid the September 20, 2018 loan which had a remaining principal balance of $223,329, paid an origination fee of $10,034 and received net proceeds of $316,637, net of original issue discount of $214,500. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $6,371 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. On January 24, 2019, the Company entered into another secured Merchant Loan with this lender in the amount of $417,000. The Company simultaneously paid an origination fee of $7,998 and received net proceeds of $292,002, net of original issue discount of $117,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $3,972 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. On May 8, 2019, the Company entered into another secured Merchant Loan with this merchant in the principal amount of $1,242,000. The Company simultaneously repaid prior loans of $362,961 which were entered into during January 2019, paid origination fees totaling $9,000 and paid an original issue discount of $342,000, and received net proceeds of $528,039. Pursuant to this secured Merchant Loan, the Company is required to pay the noteholder by making daily payments of $10,265 on each business day until the loan amounts are paid in full. Each payment is deducted from the Company’s bank account. These Secured Merchant Loans are secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the six months ended June 30, 2019, the Company repaid an aggregate of $1,774,274 of the loans. At June 30, 2019 and December 31, 2018, secured merchant notes payable related to these Secured Merchant Loans amounted to $655,347 and $190,125, which is net of unamortized debt discount of $258,173 and $74,169, respectively.

On October 1, 2018, the Company entered into a secured Merchant Loan in the amount of $209,850 and received net proceeds of $137,962, net of original issue discount of $59,850 and net of origination fees of $12,038. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,749 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. Additionally, on October 1, 2018, the Company entered into a second secured Merchant Loan in the amount of $139,900 and received net proceeds of $92,000, net of original issue discount of $39,900 and net of origination fees of $8,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,166 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. These Secured Merchant Loans are secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the six months ended June 30, 2019, the Company repaid all of these notes. At June 30, 2019 and December 31, 2018, notes payable related to these Secured Merchant Loans amounted to $0 and $128,726, which is net of unamortized debt discount of $0 and $51,371, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

On October 12, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $420,000. The Company simultaneously repaid a prior loan of $31,634, paid an origination fee of $10,500 and received net proceeds of $254,552, net of original issue discount of $123,314. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholder by making daily payments of $3,000 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. This Secured Merchant Loans was secured by the Company’s assets and was personally guaranteed by the former majority member of Prime. On January 28, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $759,000 and received net cash of $315,097 after paying origination fee of $25,750, an original issue discount of $209,000, and the repayment of October 12, 2018 remaining loan and interest due to this lender of $209,153. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $4,897 on each business day until the loans amounts are paid in full. Each payment is deducted directly from the Company’s bank account. This Secured Merchant Loans is secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. At June 30, 2019 and December 31, 2018, note payable related to these Secured Merchant Loans amounted to $163,435 and $171,752, which is net of unamortized debt discount of $81,403 and $86,248, respectively.

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

On April 17, 2019, the Company entered into a secured Merchant Loan in the principal amount of $650,000 and received net proceeds of $500,000, net of original issue discounts of $150,000. Pursuant to this secured Merchant Loan, the Company is required to pay the noteholders by making three monthly installments of $216,667 beginning in June 2019 to August 2019. At June 30, 2019, notes payable related to this Secured Merchant Loan amounted to $333,333, which is net of unamortized debt discount of $100,000.

From May 21, 2019 to June 30, 2019, the Company entered into three secured Merchant Loans in the aggregate amount of $1,349,400. The Company received net proceeds of $855,000, net of original issue discounts and origination fees of $494,100. Pursuant to these three secured Merchant Loans, the Company is required to pay the noteholders by making daily payments aggregating $8,000 on each business day and a weekly payment of $28,500 until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. At June 30, 2019, notes payable related to these Secured Merchant Loans amounted to $714,387, which is net of unamortized debt discount of $403,963.

Promissory notes

In connection with the acquisition of Prime, the Company assumed several notes payable liabilities due to entities or individuals amounting to $297,005 (the “Note”). These notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the six months ended June 30, 2019, the Company repaid $25,000 of these notes and $40,000 of these notes was rolled into a new note. At June 30, 2019 and December 31, 2018, notes payable to these entities or individuals amounted to $65,000 and $130,000, respectively.

From October 31, 2018 to December 31, 2018, the Company entered into Original Discount Senior Secured Demand Promissory Notes with an investor (the “Promissory Note”). Pursuant to the Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of these promissory notes. During the six months ended June 30, 2019, the Company repaid $200,000 of these promissory notes. At June 30, 2019 and December 31, 2018, notes payable to this entity amounted to $350,000 and $505,945, which is net of unamortized debt discount of $0 and $44,055, respectively. The remaining notes were payable on demand. These promissory notes are secured by the Company’s assets.

From January 2019 to June 30, 2019, the Company entered into separate promissory notes with several individuals totaling $2,352,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,048,900, net of original issue discounts of $263,250. These Notes are due between 45 and 273 days from the respective Note date. Other than the original issue discount, no additional interest is due to the holders. In connection with these promissory notes, the Company issued 58,000 warrants to purchase 58,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five year period. At June 30, 2019, notes payable to these individuals amounted to $1,638,480, which is net of unamortized debt discount of $21,365.

During March 2019, the Company entered into two separate promissory notes with an entity totaling $165,000 and received net proceeds of $150,000, net of original issue discounts of $15,000. During the six months ended June 30, 2019, the Company repaid $165,000 of these promissory notes. At June 30, 2019, notes payable to this entity amounted to $0.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Equipment and auto notes payable

In connection with the acquisition of Prime, the Company assumed several equipment notes payable liabilities due to entities amounting to $523,207 (the “Equipment Notes”). These Equipment Notes have effective interest rates ranging from 6.0% to 9.4%, and are secured by the underlying van or trucks. At June 30, 2019 and December 31, 2018, equipment notes payable to these entities amounted to $358,285 and $488,289, respectively.

During October and November 2018, the Company entered into several auto financing agreements. At June 30, 2019 and December 31, 2018, auto notes payable related to auto financing agreements amounted to $198,281 and $161,036, respectively.

At June 30, 2019 and December 31, 2018, notes payable consisted of the following:

	June 30, 2019	December 31, 2018
Principal amounts	$5,438,948	$2,189,666
Less: unamortized debt discount	(864,904)	(255,843)
Principal amounts, net	4,574,044	1,933,823
Less: current portion of notes payable	(4,256,738)	(1,509,804)
Notes payable – long-term	$317,306	$424,019

NOTE 9– STOCKHOLDERS’ DEFICIT

Preferred stock

The Company increased its authorized preferred shares to 10,000,000 shares in July 2018.

Preferred stock of 4,000,000 shares is designated Series A Convertible Preferred Stock. Each share of Series A preferred stock has a par value of $.001 and a stated value of $1.00. Dividends are payable on Series A preferred shares at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $20.83 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. As of June 30, 2019, the Company believes a triggering event has occurred. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 days’ notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months, the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon.

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

On May 1, 2019, the Company granted an aggregate of 30,000 shares of its common stock to consultants for business development and investor relations services rendered. The shares were valued at $265,500, or $8.85 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based professional fees of $265,500.

On June 14, 2019, the Company granted 200,000 shares of its common stock to an employee of the Company for services rendered. The shares were valued at $2,200,000, or $11.00 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based compensation of $2,200,000.

Cancellation of common shares

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company and the shares were cancelled. In connection with the disposal of Save On, the Company recorded an increase in equity of $56,987 related to the amount of net liabilities disposed of in a transaction with the former chief executive officer of the Company since the CEO is still a related party after this transaction as he remained a principal shareholder (see Note 3).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Shares issued in connection with debt modification

On April 9, 2019, the Company entered into an agreement with Bellridge that modifies its existing obligations to Bellridge. In connection with this modification, principal balance of the Bellridge Note was reduced to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of the date of this report, 100,000 of these shares have been issued and 700,000 shares are issuable. These 800,000 shares issued and issuable were valued at $10,248,000, or $12.81 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 (See Note 7).

Stock options

In connection the disposal of Save On, on May 1, 2019, the Company granted an aggregate of 80,000 options to certain employees of Save On. The options are exercisable at $8.85 per share for a period of five years. 25% of the options vest on January 1, 2020 and 25% shall vest annually thereafter. On May 1, 2019, the Company calculated the fair value of these options of $700,816 which was calculated using the Black-Sholes option pricing model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate of 2.31%. During the six months ended June 30, 2019, the Company recorded stock-based compensation of $700,816 related to these options which has been included in loss from discontinued operations on the accompany statement of operations.

Stock option activities for the six months ended June 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	80,000	8.84
Cancelled	-	-
Balance Outstanding June 30, 2019	80,000	$8.84	4.83	$252,000
Exercisable, June 30, 2019	0	$-	-	$-

Warrants

In connection with the Purchase Agreement in 2018 (See Note 7 under Bellridge), the Lender was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100. Additionally, the placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100. Also, on December 27, 2018, the lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. On April 9, 2019, the Company entered into an agreement with Bellridge and the Placement Agent that cancelled these warrants in exchange for an aggregate of 600,000 common shares of the Company. These shares were valued at $7,686,000, or $12.81 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $7,686,000 (See Note 7).

In connection with several promissory notes payable (see Note 8), during the six months ended June 30, 2019, the Company issued 59,000 warrants to purchase 59,000 shares of common at an exercise price of $1.00 per share. During the six months ended June 30, 2019, the Company calculated the relative fair value of these warrants of $135,324 which was amortized into interest expense over the loan terms and was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate ranging from 2.28% to 2.40%.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

In connection with previous promissory notes payable (see Note 8), on June 11, 2019, the Company issued 55,000 warrants to purchase 55,000 shares of common at an exercise price of $1.00 per share. On June 11, 2019, the Company calculated the fair value of these warrants of $601,121 which was expensed and included in loan fees on the accompanying condensed consolidated statement of operations. These fair value of these warrants was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate of 1.92%.

Warrant activities for the six months ended June 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	1,648,570	$0.00	1.47	$2,472,655
Granted	114,000	1.00
Cancellations	(1,421,059)	0.00
Change in warrants related to dilutive rights	(227,511)	0.00
Balance Outstanding June 30, 2019	114,000	$1.00	4.82	$1,254,000
Exercisable, June 30, 2019	114,000	$1.00	4.82	$1,254,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime who then advanced back the $489,174 to Prime. During the six months ended June 30, 2019, the Company repaid $50,000 of this advance. This advance is non-interest bearing and is due on demand. At June 30, 2019 and December 31, 2018, amount due to this related party amounted to $209,000 and $259,000.

During the period from acquisition date of Prime (June 18, 2018) to June 30, 2019, an employee of Prime who exerts significant influence over the business of Prime, paid costs and expenses and was reimbursed funds by the Company. These advances are non-interest bearing and are due on demand. At June 30, 2019 and December 31, 2018, amounts due from (to) this related party amounted to $81,489 and $(16,300), respectively.

Notes payable – related parties

From July 25, 2018 through December 31, 2018, the Company entered into several Promissory Notes with the Company’s former chief executive officer or the spouse of the Company’s former chief executive officer. Pursuant to these promissory notes, the Company borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid and during January 2019, the Company repaid the remaining existing promissory note totaling $220,000 with the spouse of the Company’s chief executive officer. In addition, during February 2019, the Company entered into another promissory note with the spouse of the chief executive officer totaling $220,000, net of an original issue discount of $20,000. In April 2019, the Company repaid this promissory note. During the six months ended June 30, 2019, amortization of debt discount related to these notes amounted to $26,383 and is included in interest expense – related parties on the accompanying condensed consolidated statement of operations.

On April 9, 2019, certain noteholders who were not considered related parties became related parties since they became beneficial owners of the Company’s common stock. Accordingly, notes payable amounting to $510,000 were reclassified from notes payable to note payable – related party (See Note 7).

At June 30, 2019 and December 31, 2018, notes payable – related parties amounted to $510,000 (non-current) and $213,617 (current), which is net of unamortized debt discount of $0 and $6,383, respectively.

Convertible note payable – related parties

On March 13, 2019, the Company entered into a convertible note agreement with an individual, who is affiliated to the Company’s chief executive officer, in the amount of $500,000 (See Note 7).

In April 2019, the Company entered into a convertible note agreement with a company, who is affiliated to the Company’s chief executive officer, in the amount of $2,000,000 (See Note 7).

During the six months ended June 30, 2019, interest expense related to these notes amounted to $107,506 and is included in interest expense – related parties on the accompanying condensed consolidated statement of operations.

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

During the six months ended June 30, 2019 and 2018, in connection with this operating lease, the Company recorded rent expense of $84,112 and $0, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

At June 30, 2019, right-of-use asset (“ROU”) is summarized as follows:

June 30, 2019
Office lease right of use asset	$631,723
Less: accumulated amortization into rent expense	(53,302)
Balance of ROU asset as of June 30, 2019	$578,421

At June 30, 2019, operating lease liability related to the ROU asset is summarized as follows:

June 30, 2019
Lease liability related to office lease right of use asset	$592,533
Less: current portion of lease liability	(102,407)
Lease liability – long-term	$490,126

At June 30, 2019, future minimum base lease payments due under non-cancelable operating leases is as follows:

Year ended June 30,	Amount
2020	$168,000
2021	170,520
2022	173,040
2023	173,040
2024	86,520
Total minimum non-cancelable operating lease payments	$771,120
Less: discount to fair value	(178,587)
Total lease liability at June 30, 2019	592,533

NOTE 13 – CONCENTRATIONS

For the six months ended June 30, 2019, one customer represented 99.1% of the Company’s total net revenues. This revenue is from one Prime customer. For the six months ended June 30, 2018, one customer represented 98.9% of the Company’s total net revenues. At June 30, 2019, one customer represented 96.9% of the Company’s accounts receivable balance.

During the six months ended June 30, 2019, the Company rented delivery vans from two vendors. Any shortage of supply of vans available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Secured merchant loans

From July 1, 2019 to August 19, 2019, the Company entered into several secured Merchant Loans in the aggregate amount of $1,762,225. The Company received net proceeds of $557,500, net of original issue discounts and origination fees of $702,225 and the repayment of previous secured merchant loans of $502,500. Pursuant to these secured Merchant Loans, the Company is required to pay the noteholders by making daily payments on each business day until the loan amounts are paid in full. Each payment was deducted from the Company’s bank account.

Promissory notes

In August 2019, the Company entered into a promissory note with an entity totaling $52,500 and received net proceeds $50,000, net of original issue discount of $2,500. The note was due in one week and is currently in default. The default interest is 12% per annum.

Promissory notes – related party

On July 2. 2019, the Company entered into a note agreement with an entity, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. The principal amount of this note and all accrued interest shall be due and payable on October 3, 2019 and is non-interest bearing. If the note is not paid by the due date, interest shall be 20% per annum.

Due to related party

On August 1, 2019, the Company’s chief executive officer advanced the Company $50,000 for working capital purposes, The advance is payable on demand and is non-interest bearing.

Sale of common stock

In August 2019, the Company entered into subscription agreements with investors for the sale of 209,000 units at $2.50 per unit which consists of 209,000 shares of common stock and 209,000 warrants exercisable at $2.50 per share for cash proceeds of $522,500.

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

On May 1, 2019, we entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby we returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to us. In addition, the Company will grant an aggregate of 80,000 options to certain employees of Save On. Mr. Yariv ceased to be an officer or director of the Company effective with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 16, 2019. Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, we reflect Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all other periods presented.

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

Basis of Presentation

The condensed consolidated financial statements for the six months ended June 30, 2019 and 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

Results of Operations

For the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2019 and 2018. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	For the Three Months Ended June 30,
	2019	2018
Revenues	$8,101,412	$626,820
Cost of revenues	7,522,973	535,945
Gross profit	578,439	90,875
Operating expenses	6,916,112	4,682,223
Loss from operations	(6,337,673)	(4,591,348)
Other (expenses) income	71,302	(9,965,102)
(Loss) income from discontinued operations	(695,087)	45,536
Net loss	$(6,961,458)	$(14,510,914)

	For the Six Months Ended June 30,
	2019	2018
Revenues	$13,904,619	$626,820
Cost of revenues	13,072,675	535,945
Gross profit	831,944	90,875
Operating expenses	12,293,659	4,727,558
Loss from operations	(11,461,715)	(4,636,683)
Other (expenses) income	(14,466,040)	(9,896,907)
(Loss) income from discontinued operations	(681,426)	83,601
Net loss	$(26,609,181)	$(14,449,989)

Revenues

For the three months ended June 30, 2019, our revenues from continuing operations were $8,101,412 as compared to $626,820 for the three months ended June 30, 2018, an increase of $7,474,592. This increase was a result of our acquisition of Prime on June 18, 2018. Revenue of $7,513,804 was attributable to the business of Prime which focuses on deliveries for on-line retailers in New York, New Jersey and Pennsylvania. Additionally, during the three months ended June 30, 2019, revenue related to our newly formed subsidiary, Shypdirect amounted to $587,608.

For the six months ended June 30, 2019, our revenues from continuing operations were $13,904,619 as compared to $626,820 for the six months ended June 30, 2018, an increase of $13,277,799. This increase was a result of our acquisition of Prime on June 18, 2018. Revenue of $12,909,864 was attributable to the business of Prime which focuses on deliveries for on-line retailers in New York, New Jersey and Pennsylvania. Additionally, during the six months ended June 30, 2019, revenue related to our newly formed subsidiary, Shypdirect amounted to $994,755.

On May 1, 2019, we entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby we returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to us. Accordingly, for all periods presented, all revenues from Save On have been reflected as part of discontinued operations and we will not reflect any revenues from Save On in future periods.

Cost of Revenue

For the three months ended June 30, 2019, our cost of revenues from continuing operations were $7,522,973 compared to $535,945 for the three months ended June 30, 2018, an increase of $6,987,028. This increase was a direct result of our acquisition of Prime on June 18, 2018. Cost of revenue of $6,894,068 was attributable to the business of Prime. During the three months ended June 30, 2019, cost of revenue related to our newly formed subsidiary, Shypdirect amounted to $628,904. Cost of revenues relating to our Prime and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits.

For the six months ended June 30, 2019, our cost of revenues from continuing operations were $13,072,675 compared to $535,945 for the six months ended June 30, 2018, an increase of $12,536,730. This increase was a direct result of our acquisition of Prime on June 18, 2018. Cost of revenue of $11,798,743 was attributable to the business of Prime. During the six months ended June 30, 2019, cost of revenue related to our newly formed subsidiary, Shypdirect amounted to $1,273,932. Cost of revenues relating to our Prime and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits.

Gross Profit

For the three months ended June 30, 2019, our gross profit was $578,439, or 7.1% of revenue, as compared to $90,875, or 14.5% of revenue, for the three months ended June 30, 2018, an increase of $487,564. The increase in gross profit primarily resulted from the acquisition of Prime on June 18, 2018. The gross profit for the three months ended June 30, 2019 represents a full quarter of operating activity for Prime whereas the three months ended June 30, 2018 only represents twelve days of operating activity. For the three months ended June 30, 2019, gross profit and gross profit percentage for Prime amounted to $619,736, or 8.2%. For the three months ended June 30, 2019, gross loss and gross loss percentage for Shypdirect amounted to $(41,296), or (7.0)% primarily attributable to high payroll, vehicle rental, insurance and other costs incurred in the ramping up of the Shypdirect business.

For the six months ended June 30, 2019, our gross profit was $831,944, or 6.0% of revenue, as compared to $90,875, or 14.5% of revenue, for the six months ended June 30, 2018, an increase of $741,069. The increase in gross profit primarily resulted from the acquisition of Prime on June 18, 2018. The gross profit for the six months ended June 30, 2019 represents six months of operating activity for Prime whereas the six months ended June 30, 2018 only represents twelve days of operating activity. For the six months ended June 30, 2019, gross profit and gross profit percentage for Prime amounted to $1,111,121, or 8.6%. For the six months ended June 30, 2019, gross loss and gross loss percentage for Shypdirect amounted to $(279,177), or (28.1)% primarily attributable to high payroll, vehicle rental, insurance and other costs incurred in the ramping up of the Shypdirect business.

Operating Expenses

For the three months ended June 30, 2019, total operating expenses amounted to $6,916,112 as compared to $4,682,223 for the three months ended June 30, 2018, an increase of $2,233,889. For the six months ended June 30, 2019, total operating expenses amounted to $12,293,659 as compared to $4,727,558 for the six months ended June 30, 2018, an increase of $7,566,101. For the three and six months ended June 30, 2019 and 2018, operating expenses consisted of the following:

	For the Three Months Ended June 30,
	2019	2018
Compensation and related benefits	$3,608,670	$3,149,776
Legal and professional Fees	566,242	1,328,658
Rent	86,406	-0-
General and administrative expenses	930,203	203,789
Impairment loss	1,724,591	-0-
Total Operating Expense	$6,916,112	$4,682,223

	For the Six Months Ended June 30,
	2019	2018
Compensation and related benefits	$7,717,214	$3,149,776
Legal and professional Fees	1,071,082	1,373,993
Rent	185,237	-0-
General and administrative expenses	1,595,535	203,789
Impairment loss	1,724,591	-0-
Total Operating Expense	$12,293,659	$4,727,558

Compensation and related benefits

For the three months ended June 30, 2019, compensation and related benefits amounted to $3,608,670 compared to $3,149,776 for the three months ended June 30, 2018, an increase of $458,894. Compensation and related benefits for the three months ended June 30, 2019 and 2018 included stock-based compensation of $2,200,000 and $3,090,000 from the granting of shares of our common stock to an employee and former chief executive officer of the Company for services rendered, respectively. Additionally, during the three months ended June 30, 2019, general and administrative compensation and related benefits attributed to the business of Prime, which was acquired on June 18, 2018, were $954,641 and compensation and related benefits attributed to the business of Shypdirect was $395,869.

For the six months ended June 30, 2019, compensation and related benefits amounted to $7,717,214 compared to $3,149,776 for the six months ended June 30, 2018, an increase of $4,567,438. Compensation and related benefits for the six months ended June 30, 2019 and 2018 included stock-based compensation of $4,950,808 and $3,090,000 from the granting of shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered, respectively. Additionally, during the six months ended June 30, 2019, compensation and related benefits attributed to the business of Prime, which was acquired on June 18, 2018, were $2,026,718 and compensation and related benefits attributed to the business of Shypdirect was $681,527.

Legal and professional fees

For the three months ended June 30, 2019, legal and professional fees were $566,242 as compared to $1,328,658 for the three months ended June 30, 2018, a decrease of $762,416. For the six months ended June 30, 2019, legal and professional fees were $1,071,082 as compared to $1,373,993 for the six months ended June 30, 2018, a decrease of $302,911. During the three and six months ended June 30, 2019, we incurred stock-based consulting fees of $265,500 from the issuance of our common shares to consultants for business development services rendered. During the three and six months ended June 30, 2018, we incurred stock-based consulting fees of $1,236,000 from the issuance of our common shares to consultants for business development services rendered.

Rent expense

For the three and six months ended June 30, 2019, rent expense was $86,406 and $185,237, respectively compared to $-0- and $-0- for the three and six months ended June 30, 2018, respectively. This increase was attributable to an expansion in office, warehouse and parking spaces pursuant to short and long-term operating leases related to Prime and Shypdirect segments.

General and administrative expenses

General and administrative expenses include office expenses and supplies, travel and entertainment, depreciation and amortization, and other expenses.

For the three months ended June 30, 2019, general and administrative expenses were $930,203 as compared to $203,789 for the three months ended June 30, 2018, an increase of $726,414. The increase in operating expenses compared to the prior year period is due to the acquisition of Prime, which was acquired on June 18, 2018. For the three months ended June 30, 2019, general and administrative expenses included a full quarter of operating activities. For the three months ended June 30, 2018, general and administrative expenses included only 12 days of operating activity. General and administrative expenses attributed to the business of Prime and Shypdirect were $874,136 and $46,854, respectively, which includes depreciation and amortization expense of $308,816 and $0, respectively.

For the six months ended June 30, 2019, general and administrative expenses were $1,595,535 as compared to $203,789 for the six months ended June 30, 2018, an increase of $1,391,746. The increase in operating expenses compared to the prior year period is due to the acquisition of Prime, which was acquired on June 18, 2018. For the six months ended June 30, 2019, general and administrative expenses included a full six months of operating activities. For the six months ended June 30, 2018, general and administrative expenses included only 12 days of operating activity. General and administrative expenses attributed to the business of Prime and Shypdirect were $1,474,342 and $111,980, respectively, which includes depreciation and amortization expense of $617,632 and $0, respectively.

Impairment expense

During the three and six months ended June 30, 2019, management tested the intangible asset for impairment. Based on our analysis, we recorded intangible asset impairment expense of $1,724,591 in the unaudited consolidated statement of operations for the three and six months ended June 30, 2019. No impairment expense was recorded during the three and six months ended June 30, 2018.

Loss from Operations

For the three and six months ended June 30, 2019, loss from operations amounted to $6,337,673 and $11,461,715, respectively, as compared to $4,591,348 and $4,636,683 for the three and six months ended June 30, 2018. This represents an increase in loss from operations of $1,746,325 for the three months ended June 30, 2019 compared to 2018 and an increase in loss from operations of $6,825,032 for the six months ended June 30, 2019 compared to 2018.

Other (Expenses) Income

Total other (expenses) income include interest expense, derivative (expense) income, loan fees, and a gain on debt extinguishment. For the three and six months ended June 30, 2019 and 2018, other expenses (income) consisted of the following:

	For the Three Months Ended June 30,
	2019	2018
Interest expense	$(1,377,051)	$(243,302)
Interest expense – related party	(121,078)	-
Loan fees	(601,121)	-
Gain on debt extinguishment	43,823,897	-
Derivative expense	(41,653,345)	(9,721,800)
Total Other (Expenses) Income	$71,302	$(9,965,102)

	For the Six Months Ended June 30,
	2019	2018
Interest expense	$(2,597,443)	$(391,555)
Interest expense – related party	(147,639)	-
Loan fees	(601,121)	-
Gain on extinguishment of debt	43,917,768	-
Derivative (expense) income	(55,037,605)	(9,505,352)
Total Other (Expenses) Income	$(14,466,040)	$(9,896,907)

For the three months ended June 30, 2019 and 2018, aggregate interest expense was $1,498,129 and $243,302, respectively. For the six months ended June 30, 2019 and 2018, aggregate interest expense was $2,745,082 and $243,302, respectively. The increase in interest expense for both periods resulted from an increase in interest-bearing loans and an increase in the amortization in debt discount.

For the three months ended June 30, 2019 and 2018, derivative expense was $41,653,345 and $9,721,800, respectively, an increase of $31,931,545. For the six months ended June 30, 2019 and 2018, derivative expense was $55,037,605 and $9,505,352, respectively, an increase of $45,532,253. For the three and six months ended June 30, 2019, we adjusted our derivative liabilities to fair value and recorded derivative expense. This significant change was attributable to a higher stock price and having more financials instruments treated as derivatives, including embedded conversion options and warrants, as compared to the comparable previous period.

For the three and six months ended June 30, 2019 and 2018, loan fees were $601,121 and $-0-, respectively. In connection with previous promissory notes payable, on June 11, 2019, we issued 55,000 warrants to purchase 55,000 shares of common at an exercise price of $1.00 per share. On June 11, 2019, the Company calculated the fair value of these warrants of $601,121 which was expensed and included in loan fees on the accompanying condensed consolidated statement of operations.

For the three and six months ended June 30, 2019, gain on extinguishment of debt was $43,823,897 and $43,917,768, respectively. On April 9, 2019, in connections with certain debt modifications, debt repayments, share issuances and warrants cancellations, the Company recorded a gain on debt extinguishment, During the three and six months ended June 30,2018, we did not record any gain on debt extinguishment.

Discontinued Operations

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Accordingly, we reflected Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The business of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. For the three months ended June 30, 2019 and 2018, (loss) income from discontinued operations amounted to $(695,087) and $45,536, respectively. For the six months ended June 30, 2019 and 2018, (loss) income from discontinued operations amounted to $(681,426) and $83,601, respectively. During the three and six months ended June 30, 2019, we recorded stock-based option expense related to the 80,000 options granted to Save On employees of $700,816.

Net Loss

Due to factors discussed above, for the three months ended June 30, 2019 and 2018, net loss amounted to $6,961,458, or $(0.70) per basic and diluted common share, and $14,510,914, or $(13.89) per basic and diluted common share, respectively. For the six months ended June 30, 2019 and 2018, net loss amounted to $26,609,181, or $(3.51) per basic and diluted common share, and $14,449,989, or $(17.87) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2019 and December 31, 2018, we had a cash balance of $120,269 and $296,196, respectively and our working capital deficit was $11,697,417 and $12,923,440, respectively. We reported a net decrease in cash for the six months ended June 30, 2019 of $175,927.

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

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2019 amounted to $3,115,838. During the six months ended June 30, 2019, net cash used in operating activities was primarily attributable to a net loss of $26,609,181 adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $617,632, derivative expense of $55,037,605, amortization of debt discount of $2,336,963, stock-based compensation of $5,917,124, a gain on debt extinguishment of $(44,031,110), impairment expense of $1,724,591, non-cash loan fees of $601,121 and changes in operating assets and liabilities such as an increase in accounts receivable of $486,226, offset by an increase in accounts payable and accrued expenses of $1,420,925.

Net cash flows used in operating activities for the six months ended June 30, 2018 amounted to $315,066. During the six months ended June 30, 2018, the net cash used in operations was primarily attributable to net loss of $14,449,989 adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $173,629, derivative expense of $9,505,352, amortization of debt discount of $332,364, stock-based compensation of $4,326,000 and changes in operating assets and liabilities such as an increase in accounts receivable of $325,551 and a decrease in in accounts payable and accrued expenses of $130,902.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2019 amounted to $24,119 and consisted of cash received from the disposal of trucks and van of $81,000 offset by cash paid for the purchase of property and equipment of $51,256 and a reduction of cash related to the disposal of Save On of $5,625. Net cash used in investing activities for the six months ended June 30, 2018 amounted to $450,976 and consisted of cash received in acquisition of $38,198 offset by cash paid for the acquisition of Prime of $489,174.

Financing activities

For the six months ended June 30, 2019, net cash provided by financing activities totaled $2,915,792. For the six months ended June 30, 2019, we received proceeds from related party convertible notes of $2,500,000, proceeds from notes payable of $6,631,020 and proceeds from related party notes of $255,000 offset by the repayment of convertible notes of $273,579, the repayment of related party notes of $495,000, and the repayment of notes payable of $5,697,856.

For the six months ended June 30, 2018, net cash provided by financing activities totaled $1,344,055. For the six months ended June 30, 2018, we received proceeds from related party convertible notes of $2,497,503 and proceeds from related party notes of $467,672 offset by the repayment of notes payable of $611,406 and debt issue costs of $1,009,714.

Going Concern Consideration

Our accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of $26,609,181 for the six months ended June 30, 2019. The net cash used in operations was $3,115,838 for the six months ended June 30, 2019. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $41,379,031, $9,248,833 and $11,697,417, respectively, at June 30, 2019. Furthermore, as of June 30, 2019, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and defaulted on other provisions in these Notes. On April 9, 2019, the Company entered into agreements with these lenders that modified these Notes. It is management’s opinion that these factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that we will be able to continue to do so.

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

For the Company’s Save On business activities, through April 30, 2019, we recognized revenues and the related direct costs of such revenue which includes carrier fees and dispatch costs as of the date the freight is delivered by the carrier which is when the performance obligation is satisfied. Customer payments received prior to delivery are recorded as a deferred revenue liability and related carrier fees if paid prior to delivery are recorded as a deferred expense asset. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms for corporate customers are net 30 days from acceptance of delivery and individual customers generally must pay in advance. We do not incur incremental costs obtaining service orders from our Save On customers, however, if we did, because all of Save On customer’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASC, resulted in no cumulative effect at January 1, 2018 and no change prospectively to our results of operations or financial condition. The revenue that we recognize arises from service orders we receive from our Save On customers. Our performance obligations under these service orders correspond to each delivery of a vehicle that we make for our customer under the service orders; as a result, each service order generally contains only one performance obligation based on the delivery to be completed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of June 30, 2019. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended June 30, 2019. Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2019, the Company granted an aggregate of 30,000 shares of its common stock to consultants for business development and investor relations services rendered. The shares were valued at $265,500, or $8.85 per share, based on the quoted trading price on the date of grant.

On June 14, 2019, the Company granted 200,000 shares of its common stock to an employee of the Company for services rendered. The shares were valued at $2,200,000, or $11.00 per share, based on the quoted trading price on the date of grant.

On April 9, 2019, the Company entered into an agreement with Bellridge that modifies its existing obligations to Bellridge. In connection with this modification, principal balance of the Bellridge Note was reduced to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of the date of this report, 100,000 of these shares have been issued and 700,000 shares are issuable. These 800,000 shares issued and issuable were valued at $10,248,000, or $12.81 per share, based on the quoted trading price on the date of grant.

On April 9, 2019, the Company entered into an agreement with Bellridge and the Placement Agent that cancelled warrants in exchange for an aggregate of 600,000 common shares of the Company. These shares were valued at $7,686,000, or $12.81 per share, based on the quoted trading price on the date of grant.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: August 19, 2019	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

