Form 10-Q
period 2019-09-30
Transportation & Logistics Systems, Inc.
filed 2019-11-19
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TLSS	OTC Markets

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2019
Common Stock, $0.001	11,739,236

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

September 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,742	$296,196
Accounts receivable	589,193	441,497
Prepaid expenses and other current assets	683,721	509,068
Assets of discontinued operations	-	335,894
Due from related party	89,873	-

Total Current Assets	1,369,529	1,582,655

OTHER ASSETS:
Security deposit	103,100	5,000
Property and equipment, net	258,719	936,831
Right of use assets, net	1,887,119	-
Intangible asset, net	2,200,758	4,668,334

Total Other Assets	4,449,696	5,610,165

TOTAL ASSETS	$5,819,225	$7,192,820

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts of $2,305,184 and $1,595,627, respectively	$1,321,213	$1,411,876
Notes payable, net of debt discount of $4,485 and $255,843, respectively	1,812,296	1,509,804
Notes payable - related party, net of debt discount of $0 and $6,383, respectively	500,000	213,617
Accounts payable	1,425,198	655,183
Accrued expenses	1,076,496	566,574
Insurance payable	1,340,622	1,108,368
Lease liabilities	337,487	-
Liabilities of discontinued operations	-	440,745
Derivative liability	1,917,888	7,888,684
Due to related parties	269,760	275,300
Accrued compensation and related benefits	287,421	435,944

Total Current Liabilities	10,288,381	14,506,095

LONG-TERM LIABILITIES:
Lease liability	1,570,276	-
Convertible notes payable	443,443	-
Notes payable - related party	510,000	-
Notes payable	89,088	424,019

Total Long-term Liabilities	2,612,807	424,019

Total Liabilities	12,901,188	14,930,114

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 0 and 4,000,000 shares at September 30, 2019 and December 31, 2018, respectively (Liquidation value $0 and $4,000,000, respectively)	-	4,000
Series B Convertible Preferred stock, par value $0.001 per share; authorized 1,700,000 shares; issued and outstanding 1,700,000 and 0 shares at September 30, 2019 and December 31, 2018, respectively (Liquidation value $1,700 and $0, respectively)	1,700	-
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 11,445,236 and 4,220,837 at September 30, 2019 and December 31, 2018, respectively	11,445	4,220
Common stock issuable, par value $0.001 per share; 50,000 and 0 shares	50
Additional paid-in capital	46,626,335	7,477,422
Accumulated deficit	(53,721,493)	(15,222,936)

Total Shareholders’ Deficit	(7,081,963)	(7,737,294)

Total Liabilities and Shareholders’ Deficit	$5,812,225	$7,192,820

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES	$7,759,451	$4,831,952	$21,664,070	$5,458,772

COST OF REVENUES	6,293,699	4,806,605	19,366,374	5,342,550

GROSS PROFIT	1,465,752	25,347	2,297,696	116,222

OPERATING EXPENSES:
Compensation and related benefits	3,433,741	459,186	11,150,955	3,608,962
Legal and professional fees	517,277	306,613	1,588,359	1,680,606
Rent	83,911	-	269,148	-
General and administrative expenses	720,481	1,663,865	2,316,016	1,867,654
Impairment loss	-	-	1,724,591	-

Total Operating Expenses	4,755,410	2,429,664	17,049,069	7,157,222

LOSS FROM OPERATIONS	(3,289,658)	(2,404,317)	(14,751,373)	(7,041,000)

OTHER (EXPENSES) INCOME:
Interest expense	(2,339,508)	(914,093)	(4,936,951)	(1,305,648)
Interest expense - related parties	(35,753)	(40,000)	(183,392)	(40,000)
Loan fees	-	-	(601,121)	-
(Loss) gain on debt extinguishment, net	(4,714,751)	-	39,203,017	-
Derivative expense	(981,244)	(5,123,985)	(56,018,849)	(14,629,337)

Total Other (Expenses) Income	(8,071,256)	(6,078,078)	(22,537,296)	(15,974,985)

LOSS FROM CONTINUING OPERATIONS	(11,360,914)	(8,482,395)	(37,288,669)	(23,015,985)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	-	13,250	(681,426)	96,851

NET LOSS	$(11,360,914)	$(8,469,145)	$(37,970,095)	$(22,919,134)
Deemed dividend	(981,548)	-	(981,548)	-
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS'	$(12,342,462)	$(8,469,145)	$(38,951,643)	$(22,919,134)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss from continuing operations	$(1.10)	$(2.03)	$(4.34)	$(7.86)
Net (loss) income from discontinued operations	-	0.00	(0.08)	0.03

Net loss per common share - basic and diluted	$(1.10)	$(2.03)	$(4.42)	$(7.83)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	11,247,054	4,170,106	8,811,489	2,928,392

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	4,000,000	$4,000	-	$-	4,220,837	$4,220	-	$-	$7,477,422	$(15,222,936)	$(7,737,294)

Shares issued for services	-	-	-	-	2,670,688	2,671	-	-	2,748,137	-	2,750,808

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	63,581	-	63,581

Cumulative effect adjustment for change in derivative accounting	-	-	-	-	-	-	-	-	-	453,086	453,086

Net loss	-	-	-	-	-	-	-	-	-	(19,647,723)	(19,647,723)

Balance, March 31, 2019	4,000,000	4,000	-	-	6,891,525	6,891	-	-	10,289,140	(34,417,573)	(24,117,542)

Shares issued for services	-	-	-	-	230,000	230	-	-	2,465,270	-	2,465,500

Shares issued for debt and warrant modifications			-	-	700,000	700	700,000	700	17,932,600	-	17,934,000

Shares issued for conversion of preferred shares	(4,000,000)	(4,000)	-	-	2,600,000	2,600	-	-	1,400	-	-

Return and cancellation of shares for disposal of Save On	-	-	-	-	(1,000,000)	(1,000)	-	-	57,987	-	56,987

Stock options granted to employees of discontinued operations	-	-	-	-	-	-	-	-	700,816	-	700,816

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	672,864	-	672,864

Net loss	-	-	-	-	-	-	-	-	-	(6,961,458)	(6,961,458)

Balance, June 30, 2019	-	-	-	-	9,421,525	9,421	700,000	700	32,120,077	(41,379,031)	(9,248,833)

Shares issued for services	-	-	1,000,000	1,000	-	-	50,000	50	2,527,596	-	2,528,646

Common stock issued for cash and warrants	-	-	-	-	585,000	585	-	-	1,461,915	-	1,462,500

Common stock issued for debt conversion	-	-	-	-	1,438,711	1,439	-	-	3,595,339	-	3,596,778

Issuance of Series B preferred stock to settle common shares issuable	-	-	700,000	700	-	-	(700,000)	(700)	-	-	-

Warrants issued in connection with debt conversion	-	-	-	-	-	-	-	-	3,550,531	-	3,550,531

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	1,225,109	-	1,225,109

Adjustment of conversion for debt extinguishment	-	-	-	-	-	-	-	-	1,164,220	-	1,164,220

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	981,548	(981,548)	-

Net loss	-	-	-	-	-	-	-	-	-	(11,360,914)	(11,360,914)

Balance, September 30, 2019	-	$-	1,700,000	$1,700	11,445,236	$11,445	50,000	$50	$46,626,335	$(53,721,493)	$(7,081,963)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	4,000,000	$4,000	-	$-	570,106	$570	-	$-	$(34,928)	$(744,779)	$(775,137)

Net loss	-	-	-	-	-	-	-	-	-	60,925	60,925

Balance, March 31, 2018	4,000,000	4,000	-	-	570,106	570	-	-	(34,928)	(683,854)	(714,212)

Shares issued for services	-	-	-	-	2,100,000	2,100	-	-	4,323,900	-	4,326,000

Shares issued for acquisition	-	-	-	-	1,500,000	1,500	-	-	3,088,500	-	3,090,000

Net loss	-	-	-	-	-	-	-	-	-	(14,510,914)	(14,510,914)

Balance, June 30, 2018	4,000,000	4,000	-	-	4,170,106	4,170	-	-	7,377,472	(15,194,768)	(7,809,126)

Net loss	-	-	-	-	-	-	-	-	-	(8,469,145)	(8,469,145)

Balance, September 30, 2018	4,000,000	$4,000	-	$-	4,170,106	$4,170	-	$-	$7,377,472	$(23,663,913)	$(16,278,271)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,970,095)	$(22,919,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	873,020	1,498,285
Amortization of debt discount to interest expense	3,991,061	1,045,000
Amortization of debt discount to interest expense - related party	26,383	-
Stock-based compensation and consulting fees	7,744,954	4,326,000
Stock-based compensation - discontinued operations	700,816	-
Non-cash loan fees	601,121	-
Derivative expense (income)	56,018,849	14,629,337
Non-cash components of gain on extinguishment of debt, net	(39,316,359)	-
Deferred rent	20,644	-
Loss on disposal of property and equipment	195,624	14,816
Impairment loss	1,724,591	-
Change in operating assets and liabilities:
Accounts receivable	(147,696)	426,801
Prepaid expenses and other current assets	(174,653)	(91,611)
Assets of discontinued operations	(53,193)	(104,999)
Due from related party	(89,873)	-
Security deposit	(98,100)	-
Accounts payable and accrued expenses	1,626,306	97,864
Insurance payable	232,254	309,363
Liabilities of discontinued operations	10,954	256,904
Accrued compensation and related benefits	(148,523)	275,531

NET CASH USED IN OPERATING ACTIVITIES	(4,231,915)	(235,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	-	38,198
Cash paid for acquisition	-	(489,174)
Decrease in cash from disposal of subsidiary	(5,625)	-
Purchase of property and equipment	(59,256)	(303,958)
Proceeds from sale of property and equipment	81,000	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,119	(754,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	1,462,500	-
Proceeds from convertible notes payable - related party	2,500,000	2,497,503
Debt issue costs paid	-	(1,009,714)
Proceeds from convertible notes payable	1,938,900
Repayment of convertible notes payable	(473,579)	-
Net proceeds from notes payable	7,791,020	710,845
Repayment of notes payable	(9,584,459)	(1,568,708)
Net proceeds from notes payable - related party	755,000	650,000
Repayment of notes payable - related party	(495,000)	(490,000)
Net proceeds from related parties	31,960	258,493

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,926,342	1,048,419

NET (DECREASE) INCREASE IN CASH	(289,454)	57,642

CASH, beginning of period	296,196	106,576

CASH, end of period	$6,742	$164,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,147,828	$100,895
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$1,288,690	$1,487,788
Increase in derivative liability and equity	$936,645	$-
Increase in right of use asset and lease liability	$1,984,320	$-
Conversion of debt and accrued interest for common stock	$3,596,777	$-

Liabilities assumed in acquisition	$-	$3,503,552
Less: assets acquired in acquisition	-	1,959,655
Net liabilities assumed	-	1,543,897
Fair value of shares for acquisition	-	3,090,000
Increase in intangible assets - non-cash	$-	$4,633,897

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008.

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016. Save On is a provider of integrated transportation management solutions consisting of brokerage and logistic services such as transportation scheduling, routing and other value-added services related to the transportation of automobiles and other freight.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, Save On (through April 30, 2019), Prime and Shypdirect. All intercompany accounts and transactions have been eliminated in consolidation.

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, beginning in the second quarter of 2019, the period that Save On was disposed of, the Company reflects Save On as a discontinued operation and such presentation is retroactively applied to all periods presented in the accompany condensed consolidated financial statements.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2019, the Company had a net loss of $37,970,095 and net cash used in operations was $4,231,915, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $53,721,493, $7,081,963 and $8,918,852, respectively, at September 30, 2019. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and defaulted on other provisions in these Notes. On April 9, 2019, the Company entered into agreements with these lenders that modified these Notes (See Note 7). It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that it will be able to continue to do so.

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

Use of estimates

The preparation of the condensed consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, the value of claims against the Company, and the fair value of assets acquired and liabilities assumed in business acquisitions.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2019 and December 31, 2018:

	At September 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$1,917,888	—	—	$7,888,684

A roll forward of the level 3 valuation financial instruments is as follows:

For the Nine Months Ended September 30, 2019
Balance at beginning of period	$7,888,684
Initial valuation of derivative liabilities included in debt discount	936,644
Initial valuation of derivative liabilities included in derivative expense	1,017,323
Gain on extinguishment of debt related to repayment of debt	(246,110)
Gain on extinguishment of debt related to April 9, 2019 modifications	(61,841,708)
Cumulative effect adjustment for change in derivative accounting	(838,471)
Change in fair value included in derivative expense	55,001,526
Balance at end of period	$1,917,888

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through September 30, 2019.

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

Intangible asset

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges. At September 30, 2019 and December 31, 2018, intangible asset consists of a customer relationship acquired on June 18, 2018 which is being amortized over a period of five years.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. On May 1, 2019, the Company disposed of its Save On business segment and the results of operations of Save On are included in discontinued operations. Accordingly, during the nine months ended September 30, 2019 and 2018, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey and Pennsylvania and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

Derivative financial instruments

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. In accordance with the guidance presented in the ASU 2017-11, the fair value of derivative liabilities associated with certain convertible notes as of December 31, 2018 of $838,471 and the offsetting effect of reclassifying such debt to stock-settled debt for which the Company recorded a put premium liability of $385,385 was reclassified by means of a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 in the amount of $453,086.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Management has reviewed the revenue disaggregation disclosure requirements pursuant to ASC 606 and determined that no further disaggregation disclosure is required to be presented.

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method) and shares issuable for convertible debt (using the as-if converted method). These common stock equivalents may be dilutive in the future.

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2019	September 30, 2018
Stock warrants	3,520,827	1,442,434
Stock options	80,000	-
Convertible debt	987,936	7,912,857
Series A convertible preferred stock	-	7,912,857
Series B convertible preferred stock	1,700,000	-

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

Recent Accounting Pronouncements

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. In accordance with the guidance presented in the ASU 2017-11, the fair value of derivative liabilities associated with certain convertible notes as of December 31, 2018 of $838,471 and the offsetting effect of reclassifying such debt to stock-settled debt for which the Company recorded a put premium liability of $385,385 was reclassified by means of a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 in the amount of $453,086.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The assets and liabilities classified as discontinued operations in the Company’s condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018 is set forth below.

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Accounts receivable, net	$-	$334,275
Prepaid expenses and other	-	1,619
Total current assets	-	335,894
Total assets	$-	$335,894
Liabilities:
Current liabilities:
Accounts payable	$-	$409,053
Accounts payable – related party	-	3,700
Accrued expenses and other liabilities	-	27,992
Total current liabilities	-	440,745
Total liabilities	$-	$440,745

The summarized operating result of discontinued operations included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$-	$1,063,208	$1,491,253	$3,372,979
Cost of revenues	-	836,990	1,114,269	2,593,624
Gross profit	-	226,218	376,984	779,355
Operating expenses	-	212,968	1,058,410	682,504
Loss from discontinued operations	-	13,250	(681,426)	96,851
Loss on disposal of discontinued operations	-	-	-	-
Loss from discontinued operations, net of income taxes	$-	$13,250	$(681,426)	$96,851

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2019 and December 31, 2018, accounts receivable, net consisted of the following:

	September 30, 2019	December 31, 2018
Accounts receivable	$589,193	$441,497
Allowance for doubtful accounts	-	-
Accounts receivable, net	$589,193	$441,497

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Life	September 30, 2019	December 31, 2018
Delivery trucks and vehicles	5 - 6 years	$301,142	$1,033,397
Equipment		8,000	-
Subtotal		309,142	1,033,397
Less: accumulated depreciation		(50,423)	(96,566)
Property and equipment, net		$258,719	$936,831

For the nine months ended September 30, 2019 and 2018, depreciation expense is included in general and administrative expenses and amounted to $130,035 and $48,485, respectively. During the nine months ended September 30, 2019, the Company traded in, sold or disposed of delivery trucks and vehicles of $783,511 with related accumulated depreciation of $176,178, and received cash of $81,000 and reduced notes payable of $330,709, resulting in a loss of $195,624 which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

NOTE 6 – INTANGIBLE ASSET

At September 30, 2019 and December 31, 2018, intangible asset consisted of the following:

	Useful life	September 30, 2019	December 31, 2018
Customer relationship	5 year	$2,420,191	$5,235,515
Less: accumulated amortization		(219,433)	(567,181)
		$2,200,758	$4,668,334

For the nine months ended September 30, 2019 and 2018, amortization of intangible assets amounted to $742,985 and $1,449,197, respectively.

At June 30, 2019, the Company conducted an impairment assessment on intangible assets based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of intangible assets as of June 30, 2019. Such analysis considered future cash flows and other industry factors. Upon completion of this impairment analysis, the Company determined that the carrying value exceeded the fair market value of intangible assets. Accordingly, in connection with the impairment of such intangible assets, the Company recorded an impairment charge of $1,724,591 for the six months ended September 30, 2019, which was included in operating expenses on the accompanying condensed consolidated statements of operations. The analysis was updated as of September 30, 2019 and no additional impairment was recognized.

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2020	$611,417
2021	611,417
2022	611,417
2023	366,507
$2,200,758

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The Company evaluated these convertible promissory note transactions in accordance with ASC Topic 815, Derivatives and Hedging. Through December 31, 2018, the Company determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provision. Accordingly, through December 31, 2018, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. On January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective (See Note 2 - Derivative liabilities).

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

The aggregate principal amounts due as of September 30, 2019 and December 31, 2018 amounted to $510,000 and $510,000, respectively. At December 31, 2018, the principal balance of $510,000 was included in convertible notes payable, a current liability, on the accompanying consolidated balance sheet. At September 30, 2019, the principal balance of $510,000 was included in notes payable – related party, a long-term liability, on the accompanying consolidated balance sheet since on April 9, 2019, the conversion features on the notes were removed and RedDiamond became a principal shareholder of the Company when they converted their preferred shares to common stock (See Note 9). In connection with this debt modification, the Company recorded a gain on debt extinguishment of $432,589, which consists of the removal of debt put premium of $385,385 since the debt is no longer convertible, and $47,205 related to the reversal of default interest payable.

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

During the term of this Note, in the event that the Company consummates any public or private offering or other financing or capital raising transaction of any kind (each a “Subsequent Offering”), in which the Company receives, in one or more contemporaneous transactions, gross proceeds of at least $5,000,000, at any time upon ten (10) days written notice to the Holder, but subject to the Holder’s conversion rights set forth in the Purchase Agreement, then the Company shall use 20% of the gross proceeds of the Subsequent Offering and shall make payment to the Holder of an amount in cash equal to the product of (i) the sum of (x) the then outstanding principal amount of this Note and (y) all accrued but unpaid interest, multiplied by (ii) (x) 110%, if the Prepayment Date is within 90 days of the date hereof the Closing Date (as defined in the Purchase Agreement), or (y) 125%, if the Prepayment Date is after the 90th day following the Closing Date, to which calculated amount the Company shall add all other amounts owed pursuant to this Note, including, but not limited to, all Late Fees and liquidated damages.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In connection with this Purchase Agreement, the Company paid a placement agent $120,000 in cash which is included in issue costs previously discussed above and this placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100 (the “Placement Warrant”). On April 9, 2019, the Company entered into an agreement with this placement agent that cancelled the Placement Warrant.

In connection with the issuance of this Note, Warrants, and Placement Warrant, the Company determined that this Note and the Warrants contains terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instrument and the Warrant and Placement Warrant were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of this embedded conversion option derivative, and the Warrant and Placement Warrant were determined using the Binomial valuation model and Monte-Carlo simulation model, respectively.

Convertible debt modifications and warrant cancellations

On April 9, 2019 (the “Modification Date”), the Company entered into an agreement with Bellridge Capital, L.P. (“Bellridge”) that modifies its existing obligations to Bellridge as follows:

●	the overall principal amount of that certain Convertible Promissory Note, dated June 18, 2018, issued by the Company in favor of Bellridge (the “Note”) was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common shares as discussed in Note 9.

●	the maturity date of the Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company shall use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Note;

●	the convertibility of the Note will now be amended such that the Note shall only be convertible at a conversion price to be mutually agreed upon between the Company and the Holder. As of the date of this report, the Company and Holder have not mutually agreed on a conversion price, Since the conversion terms are unknown, the Company will account for this conversion feature when the contingency is resolved;

●	the registration rights previously granted to Bellridge have now been eliminated; and

●	those certain Warrants, dated June 18, 2018 and December 27, 2018, respectively, issued by the Company in favor of Bellridge shall be cancelled and of no further force or effect. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

August 30, 2019 convertible debt and related warrants

On August 30, 2019, the Company closed Securities Purchase Agreements (the “Purchase Agreement”) with accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “Notes”), and warrants to purchase up to 987,940 shares of the Company’s common stock (the “Warrant”). The Company received net proceeds of $295,534, which is net of a 10% original issue discounts of $246,984 and origination fees of $61,101, and is net of $1,643,367 for the repayment of notes payable (See Note 8), and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into these August 30, 2019 convertible notes (see Note 8). The Notes bears interest at 10% per annum and becomes due and payable on November 30, 2020. During the existence of an Event of Default, interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of these Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “Amortization Payment”), shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The Amortization Payments shall be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (“Stock Payment”). If the investor requests a Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable Amortization Payment divided by 80% of the lowest VWAP during the five Trading Day period prior to the due date of the Amortization Payment.

The Notes may be prepaid, provided that equity conditions, as defined in the Notes, have been met (or any such failure to meet the Equity Conditions have been waived): (i) from Original Issuance Date until and through the day that falls on the third month anniversary of the Original Issue Date (the “3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the Note and accrued and unpaid interest, and (ii) after the 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the Note and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), the Holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering Proceeds at the prices set forth above, or (y) exchange its Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the Note. Except for a Public Offering and Amortization Payments, in order to prepay the Note, the Company shall provide at least 20 days’ prior written notice to the Holder, during which time the Holder may convert the Note in whole or in part at the Conversion Price. For avoidance of doubt, the Amortization Payments shall be prepayments and are subject to prepayment penalties equal to 115% of the Amortization payment. In the event the Company consummates a Public Offering while the Notes are outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the Notes.

In connection with the Debt Offering, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement on Form S-1 to register the resale of the shares issuable to the Debt Investors in the Debt Offering.

After the original issue date until the Notes are no longer outstanding, the Notes shall be convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date or other date of determination, the lower of: (i) $2.50 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, these Notes shall be convertible at the lower of: (i) $2.50 and (ii) 70% of the second lowest closing price of the Common Stock as reported on the Trading Market during the 20 consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion (the “Default Conversion Price”). All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

The Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the investors are entitled to exercise the Warrants to purchase up to 987,840 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the respective Warrant.

These Notes and related Warrants include a down-round provision under which the Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the warrant down-round provisions were triggered. As a result, the number of warrants was increased to 1,383,116 warrants and the exercise price was lowered to $2.50. As a result, the Company recorded a deemed dividend of $981,548 which represents the fair value transferred to the Warrant holders from the Down Round feature being triggered. The Company calculated the difference between the warrants fair value on the date the down round feature was triggered using the original exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as a reduction of accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

Gain on debt extinguishment

In connections with the RedDiamond and Bellridge debt modifications and warrants cancellations discussed above and other debt modifications as discussed below, on the Modification Dates or repayment dates, for the nine months ended September 30, 2019, the Company recorded an aggregate gain on debt extinguishment of $39,203,017 which consists of the following.

	Gain on Extinguishment on Modification Date	Other	Total gain (loss) on debt extinguishment
Gain from reversal of derivative liabilities on Modification Date or repayment date	$61,841,708	$246,111	$61,841,708
Fair value of common shares issued on Modification Date	(17,934,000)	-	(17,934,000)
Fair value of warrants issued on modification dates	-	(3,550,531)	(3,550,531)
Conversion inducement expense	-	(1,164,220)	(1,164,220)
Write-off of remaining debt discount	(1,013,118)	(152,240)	(1,165,359)
Reversal of put premium on stock-settled debt related to cancellation of conversion terms	385,385	-	385,385
Reduction of principal and interest balances due	543,922	-
Gain (loss) of debt extinguishment	$43,823,897	$(4,620,880)	$39,203,017

Summary of derivative liabilities

Through April 9, 2019, the Company revalued the embedded conversion option and warrant derivative liabilities related to the RedDiamond and Bellridge debt. In connection with these revaluations, the Company recorded derivative expense of $55,037,605 and $9,505,352 for the nine months ended September 30, 2019 and 2018, respectively.

In connection with the issuance of the August 30, 2019 Notes, the Company determined that various terms of the Note, including the Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instrument were accounted for as derivative liability at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the issuance of this Note, during the nine months ended September 30, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative of $1,953,968 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Notes of $936,645, with the remainder of $1,017,323 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued this embedded conversion option derivative liability and recorded a derivative gain of $36,079. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $981,244 during the three and nine months ended September 30, 2019.

In connection with the warrants issued in connection with the August 30, 2019 Notes, the Company determined that the terms of the warrants contain terms that are fixed monetary amounts at inception and, accordingly, the warrants were not considered derivatives. The fair value of the warrants was determined using the Binomial valuation model. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $1,225,109 was recorded as a debt discount and an increase in paid-in capital.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

During the nine months ended September 30, 2019 and 2018, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Black-Sholes valuation model, Binomial valuation model, and the Monte-Carlo simulation model with the following assumptions:

	2019	2018
Expected dividend rate	-	-
Expected term (in years)	0.05 to 5.00	0.01 to 2.00
Volatility	217.6% to 228.7%	261.2% to 307.75%
Risk-free interest rate	1.39% to 2.40%	1.32% to 2.11%

Convertible note payable – related parties

On March 13, 2019, the Company entered into a convertible note agreement with an individual, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $7,500 shall be due and payable. Commencing on October 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $31,902 shall be made, if not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be paid prior to the April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest (in whatever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $1.37. In connection with the issuance of this Note, the Company determined that this Note contains terms that are fixed monetary amounts at inception. Since the conversion price of $1.37 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, the Company entered into a Note Conversion Agreement with this individual. In connection with this Note Conversion Agreement, the Company issued 203,000 shares of its common stock at $2.50 per share for the conversion of convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years.

On April 11, 2019, the Company entered into a convertible note agreement with an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $30,000 shall be due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611 are due, if the note is not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be prepaid prior to April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note may be converted by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $11.81. Since the conversion price of $11.81 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, the Company entered into a Note Conversion Agreement with this entity. In connection with this Note Conversion Agreement, the Company issued 812,000 shares of its common stock at $2.50 per share for the conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

In connection with the modification of the related convertible notes, the Company changed the conversion price of the notes to $2.50 per share and issued an aggregate of 1,015,000 warrants as discussed above. The Company accounted for the full conversion of these related party convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized a loss on debt extinguishment upon conversion in the amount of $3,669,367 of which $1,164,220 is associated with the change between the debt’s original terms and the induced conversion terms and is equal to the fair value of the additional shares of common stock transferred in the transaction, and $2,505,147 association with the valuation of the 1,015,000 warrants. The fair value of the warrants was determined using the Binomial valuation model using assumptions discussed above.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

At September 30, 2019 and December 31, 2018, convertible promissory notes are as follows:

	September 30, 2019	December 31, 2018
Principal amount	$4,069,840	$3,007,503
Less: unamortized debt discount	(2,305,184)	(1,595,627)
Convertible notes payable, net	1,764,656	1,411,876
Less: current portion of convertible notes payable	(1,321,213)	(1,411,876)
Convertible notes payable, net – long-term	$443,443	$-

NOTE 8 – NOTES PAYABLE

Secured merchant loans

In connection with the acquisition of Prime in 2018, the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). Pursuant to the Assumed Secured Merchant Loans, the Company is required to repay the noteholders by making daily payments on each business day or on demand payments until the loan amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. The Assumed Secured Merchant Loans are secured by the assets of Prime, and are personally guaranteed by the former majority member of Prime.

During January 2019, the Company entered into a separate promissory note with one of these individuals and borrowed an additional $26,900 at a simple annual interest rate of 15% bringing the total promissory note balance to $77,090 for this individual. During the nine months ended September 30, 2019, the Company repaid $59,359 of these notes. At September 30, 2019 and December 31, 2018, notes payable related to Assumed Secured Merchant Loans and a new promissory note amounted to $98,592 and $157,951, respectively. In connection with the January 2019 promissory note, the Company issued 1,000 warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is exercisable over a five-year period.

On September 20, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $521,250 and received net proceeds of $375,000, net of original issue discount of $146,250. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $3,724 on each business day which was deducted directly from the Company’s bank accounts. On January 14, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $764,500. The Company simultaneously repaid the September 20, 2018 loan which had a remaining principal balance of $223,329, paid an origination fee of $10,034 and received net proceeds of $316,637, net of original issue discount of $214,500. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $6,371 on each business day which was deducted directly from the Company’s bank account. On January 24, 2019, the Company entered into another secured Merchant Loan with this lender in the amount of $417,000. The Company simultaneously paid an origination fee of $7,998 and received net proceeds of $292,002, net of original issue discount of $117,000. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $3,972 on each business day which was deducted directly from the Company’s bank account. On May 8, 2019, the Company entered into another secured Merchant Loan with this merchant in the principal amount of $1,242,000. The Company simultaneously repaid prior loans of $362,961 which were entered into during January 2019, paid origination fees totaling $9,000 and paid an original issue discount of $342,000, and received net proceeds of $528,039. Pursuant to this secured Merchant Loan, the Company repaid the noteholder by making daily payments of $10,265 on each business day which deducted from the Company’s bank account. During the nine months ended September 30, 2019, the Company repaid an aggregate of $2,503,044 of the loans and on August 28, 2019, the remaining note balance of $184,750 was converted into a new Note. Pursuant to the new Note, the Company shall pay the lender in twelve monthly installments of $17,705 beginning on November 25, 2019 to the maturity date of November 25, 2020. The new Note shall bear interest at 15% per annum. These Secured Merchant Loans are secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. At September 30, 2019 and December 31, 2018, secured merchant notes payable related to these Secured Merchant Loans amounted to $184,750 and $190,125, which is net of unamortized debt discount of $0 and $74,169, respectively.

On October 1, 2018, the Company entered into a secured Merchant Loan in the amount of $209,850 and received net proceeds of $137,962, net of original issue discount of $59,850 and net of origination fees of $12,038. Pursuant to this Secured Merchant Loan, the Company was required to repay the noteholders by making daily payments of $1,749 on each business day which was deducted directly from the Company’s bank accounts. Additionally, on October 1, 2018, the Company entered into a second secured Merchant Loan in the amount of $139,900 and received net proceeds of $92,000, net of original issue discount of $39,900 and net of origination fees of $8,000. Pursuant to this Secured Merchant Loan, the Company was required to repay the noteholders by making daily payments of $1,166 on each business day which was deducted directly from the Company’s bank accounts. These Secured Merchant Loans were secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the nine months ended September 30, 2019, the Company repaid all of these notes. At September 30, 2019 and December 31, 2018, notes payable related to these Secured Merchant Loans amounted to $0 and $128,726, which is net of unamortized debt discount of $0 and $51,371, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

On October 12, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $420,000. The Company simultaneously repaid a prior loan of $31,634, paid an origination fee of $10,500 and received net proceeds of $254,552, net of original issue discount of $123,314. Pursuant to this Secured Merchant Loan, the Company repaid the noteholder by making daily payments of $3,000 on each business which was deducted directly from the Company’s bank accounts. On January 28, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $759,000 and received net cash of $315,097 after paying origination fee of $25,750, an original issue discount of $209,000, and the repayment of October 12, 2018 remaining loan and interest due to this lender of $209,153. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $4,897 on each business day which was deducted directly from the Company’s bank account. On September 2, 2019, the Company repaid the remaining note payable. These Secured Merchant Loans were secured by the Company’s assets and were personally guaranteed by the former majority member of Prime. At September 30, 2019 and December 31, 2018, note payable related to these Secured Merchant Loans amounted to $0 and $171,752, which is net of unamortized debt discount of $0 and $86,248, respectively.

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

On April 17, 2019, the Company entered into a secured Merchant Loan in the principal amount of $650,000 and received net proceeds of $500,000, net of original issue discounts of $150,000. Pursuant to this secured Merchant Loan, the Company is required to pay the noteholders by making three monthly installments of $216,667 beginning in June 2019 to August 2019. During the three months ended September 30, 2019, the Company repaid this Secured Merchant Loan. At September 30, 2019, notes payable related to this Secured Merchant Loan amounted to $0.

From May 21, 2019 to July 16, 2019, the Company entered into several secured Merchant Loans in the aggregate amount of $2,099,500. The Company received net proceeds of $1,239,500, net of original issue discounts and origination fees of $860,000. Pursuant to these several secured Merchant Loans, the Company was required to pay the noteholders by making daily payments aggregating $27,498 on each business day until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the nine months ended September 30, 2019, the Company repaid an aggregate of $1,837,870 of the loans and on August 28, 2019, the remaining note balances of $261,630 were converted into new notes payable. At September 30, 2019, notes payable related to these Secured Merchant Loans amounted to $261,630, which is net of unamortized debt discount of $0.

From June 19, 2019 to July 30, 2019, the Company entered into three secured Merchant Loans in the aggregate amount of $1,011,825. The Company received net proceeds of $630,000, net of original issue discounts and origination fees of $381,825. Pursuant to these two secured Merchant Loans, the Company was required to pay the noteholders by making daily payments aggregating $8,000 on each business day and a weekly payment of $28,500 until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the nine months ended September 30, 2019, the Company repaid an aggregate of $788,971 of the loans and on August 28, 2019, the remaining note balances of $222,854 were converted into new convertible notes payable (See Note 7).

Promissory notes

In connection with the acquisition of Prime, the Company assumed several notes payable liabilities due to entities or individuals amounting to $297,005 (the “Note”). These notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the nine months ended September 30, 2019, the Company repaid $25,000 of these notes and $40,000 of these notes was rolled into a new note. In August 2019, the Company issued 12,455 shares of its common stock and 12,455 five year warrants exercisable at $2.50 per share for the conversion of notes payable of $25,000 and accrued interest of $6,137. At September 30, 2019 and December 31, 2018, notes payable to these entities or individuals amounted to $40,000 and $130,000, respectively.

From October 31, 2018 to December 31, 2018, the Company entered into Original Discount Senior Secured Demand Promissory Notes with an investor (the “Promissory Note”). Pursuant to the Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of these promissory notes. During the nine months ended September 30, 2019, the Company repaid $200,000 of these promissory notes. At September 30, 2019 and December 31, 2018, notes payable to this entity amounted to $350,000 and $505,945, which is net of unamortized debt discount of $0 and $44,055, respectively. The remaining notes were payable on demand. These promissory notes are secured by the Company’s assets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

From January 2019 to September 30, 2019, the Company entered into separate promissory notes with several individuals totaling $2,352,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,048,900, net of original issue discounts of $263,250. These Notes are due between 45 and 273 days from the respective Note date. Other than the original issue discount, no additional interest is due to the holders. In connection with these promissory notes, the Company issued 58,000 warrants to purchase 58,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five-year period. During the three months ended September 30, 2019, the Company issued 411,256 shares of its common stock and 411,256 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $921,250 and accrued interest of $106,890 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. At September 30, 2019, notes payable to these individuals amounted to $687,500, which is net of debt discount of $1,758.

During March 2019 and August 2019, the Company entered into three separate promissory notes with an entity totaling $220,000 and received net proceeds of $200,000, net of original issue discounts of $20,000. During the nine months ended September 30, 2019, the Company repaid $190,000 of these promissory notes. At September 30, 2019, notes payable to this entity amounted to $27,273, which is net of debt discount of $2,727.

Equipment and auto notes payable

In connection with the acquisition of Prime, the Company assumed several equipment notes payable liabilities due to entities amounting to $523,207 (the “Equipment Notes”). These Equipment Notes have effective interest rates ranging from 6.0% to 9.4%, and are secured by the underlying van or trucks. During the three months ended September 30, 2019, the Company returned or abandoned trucks and reduced equipment notes payable by $292,778. At September 30, 2019 and December 31, 2018, equipment notes payable to these entities amounted to $60,286 and $488,289, respectively.

During October and November 2018, the Company entered into several auto financing agreements. At September 30, 2019 and December 31, 2018, auto notes payable related to auto financing agreements amounted to $193,111 and $161,036, respectively.

At September 30, 2019 and December 31, 2018, notes payable consisted of the following:

	September 30, 2019	December 31, 2018
Principal amounts	$1,905,869	$2,189,666
Less: unamortized debt discount	(4,485)	(255,843)
Principal amounts, net	1,901,384	1,933,823
Less: current portion of notes payable	(1,812,296)	(1,509,804)
Notes payable – long-term	$89,088	$424,019

NOTE 9– STOCKHOLDERS’ DEFICIT

Preferred stock

Series A preferred stock

The Company increased its authorized preferred shares to 10,000,000 shares in July 2018.

Preferred stock of 4,000,000 shares is designated Series A Convertible Preferred Stock. Each share of Series A preferred stock has a par value of $0.001 and a stated value of $1.00. Dividends are payable on Series A preferred shares at the rate per share of 7% per annum cumulative based on the stated value. The Series A preferred shares have no voting rights, except as required by law. Each share of preferred stock is convertible based on the stated value at a conversion price of $20.83 at the option of the holder; provided, however, if a triggering event occurs, as defined in the document, the conversion price shall thereafter be reduced, and only reduced, to equal forty percent of the lowest VWAP during the thirty consecutive trading day period prior to the conversion date. As of September 30, 2019, the Company believes a triggering event has occurred. The beneficial ownership limitation attached to conversion is 4.99%, which can be decreased or increased, upon not less than 61 days’ notice to the Company, but in no event exceeding 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion of the preferred stock. After 36 months, the Company has the right to redeem all, but not less than all, of the outstanding preferred shares in cash at a price equal to 130% of the stated value plus any accrued but unpaid dividends thereon.

On April 9, 2019, the Company entered into agreements with all holders of its Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2,600,000 shares of restricted common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Series B preferred shares

In August 2019, the Company designated Series B Preferred Shares consisting of 1,700,000 shares with a par value of $0.001 and a stated value of $0.001. The Series B preferred shares have no voting rights and are not redeemable. Each share of Series B Preferred stock is convertible into one share of common stock at the option of the holder subject to beneficial ownership limitation.

On August 16, 2019, the Company issued 1,000,000 Series B preferred shares for services rendered to the former member of Prime EFS who is considered a related party. The shares were valued at $2.50 per shares on an as if converted basis to common shares based on recent sales of the Company’s common stock of $2.50 per share. In connection with the issuance of these Series B Preferred shares, the Company recorded stock-based compensation of $2,500,000.

On August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common shares as discussed below in “Shares issued in connection with debt modification”.

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

On July 8, 2019, pursuant to a one-year consulting agreement, the Company agreed to issue 50,000 shares of its common stock to a consultant for investor relations services to be rendered. These shares were valued at $125,000, or $2.50 per common share, based on contemporaneous common share sales. 25,000 of these shares will vest on January 8, 2020 and 25,000 shares will vest on July 8, 2020. In connection with these shares, the Company shall record stock-based consulting fees over the vest period of one year. During the nine months ended September 30, 2019, aggregate accretion of stock-based professional fees on granted non-vested shares amounted to $28,646 respectively. Total unrecognized professional fees related to these unvested common shares at September 30, 2019 amounted to $96,354 which will be amortized over the remaining vesting period. The 50,000 shares are reflected as common stock issuable on the accompanying condensed consolidated balance sheet.

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

Shares issued in connection with debt modification

On April 9, 2019, the Company entered into an agreement with Bellridge that modifies its existing obligations to Bellridge. In connection with this modification, principal balance of the Bellridge Note was reduced to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of June 30, 2019, 100,000 of these shares were issued and 700,000 shares were issuable. These 800,000 shares issued and issuable were valued at $10,248,000, or $12.81 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 (See Note 7). On August 16, 2019, the 700,000 shares issuable were converted into 700,000 shares of Series B preferred shares.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Sale of common shares

During the three months ended September 30, 2019, the Company issued 585,000 shares of its common stock and 585,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $1,462,500 or $2.50 per share, pursuant to unit subscription agreements.

Shares issued in connection with conversion of debt

During the three months ended September 30, 2019, the Company issued 423,711 shares of its common stock and 423,711 warrants at an exercise price of $2.50 per share in connection with the conversion of notes payable of $946,250 and accrued interest of $113,027 (see Note 8). These shares were valued at $1,059,277, or $2.50 per common share, based on contemporaneous common share sales. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded.

In connection with a Note Conversion Agreement dated July 12, 2019, (see Note 7), the Company issued 203,000 shares of its common stock at $2.50 per share for the conversion of a related party convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible note, the Company issued the entity warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years.

In connection with a Note Conversion Agreement dated July 12, 2019 (see Note 7), the Company issued 812,000 shares of its common stock at $2.50 per share for the conversion of related party convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

In connection with the modification of the related convertible notes, the Company changed the conversion price of the notes to $2.50 per share and issued an aggregate if 1,015,000 warrants as discussed above. The Company accounted for the full conversion of these related party convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized a aggregate loss on debt extinguishment upon conversion in the amount of $3,669,367 of which $1,164,220 is associated with the change between the debt’s original conversion terms and the induced conversion terms and is equal to the fair value of the additional shares of common stock transferred in the transaction, and $2,505,147 association with the valuation of the 1,015,000 warrants.

Stock options

In connection the disposal of Save On, on May 1, 2019, the Company granted an aggregate of 80,000 options to certain employees of Save On. The options are exercisable at $8.85 per share for a period of five years. 25% of the options vest on January 1, 2020 and 25% shall vest annually thereafter. On May 1, 2019, the Company calculated the fair value of these options of $700,816 which was calculated using the Black-Sholes option pricing model with the following assumptions: expected dividend rate, 0%; expected term of 5 years; volatility of 228.1% and risk-free interest rate of 2.31%. During the nine months ended September 30, 2019, the Company recorded stock-based compensation of $700,816 related to these options which has been included in loss from discontinued operations on the accompany statement of operations.

Stock option activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	80,000	8.84
Cancelled	-	-
Balance Outstanding September 30, 2019	80,000	$8.84	4.58	$0
Exercisable, September 30, 2019	-	$-	-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In connection with several promissory notes payable (see Note 8), during the nine months ended September 30, 2019, the Company issued 59,000 warrants to purchase 59,000 shares of common at an exercise price of $1.00 per share. During the nine months ended September 30, 2019, the Company calculated the relative fair value of these warrants of $135,324 which was amortized into interest expense over the loan terms and was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate ranging from 2.28% to 2.40%.

In connection with previous promissory notes payable (see Note 8), on June 11, 2019, the Company issued 55,000 warrants to purchase 55,000 shares of common at an exercise price of $1.00 per share. On June 11, 2019, the Company calculated the fair value of these warrants of $601,121 which was expensed and included in loan fees on the accompanying condensed consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate of 1.92%.

On August 30, 2019, the Company closed Securities Purchase Agreements with accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued warrants to purchase up to 987,940 shares of the Company’s common stock (See Note 7). The Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the investors are entitled to exercise the Warrants to purchase up to 987,940 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the respective Warrant. These Warrants include a down-round provision under which the warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. The Company calculated the relative fair value of these warrants in the amount of $1,225,109 which was added to debt discount and will be amortized over the term of the notes (see Note 7). The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 7. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the warrant down-round provisions were triggered. As a result, the number of warrants was increased by 395,176 to 1,383,116 warrants and the exercise price was lowered to $2.50. As a result, the Company recorded a deemed dividend of $981,548 which represents the fair value transferred to the Warrant holders from the Down Round feature being triggered. The Company calculated the difference between the warrants fair value on the date the down round feature was triggered using the original exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as a reduction of accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

During the three months ended September 30, 2019, in connection with the sale of 585,000 shares of its common stock, the Company issued 585,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors.

During the three months ended September 30, 2019, in connection with the conversion of notes payable and accrued interest (see Note 8), the Company issued 423,711 five-year warrants to purchase 423,711 shares of common stock at an exercise price of $2.50 per share. The Company calculated the fair value of these warrants of $1,045,384 which was expensed and included in gain (loss) on debt extinguishment on the accompanying condensed consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 7.

During the three months ended September 30, 2019, in connection with the conversion of related party convertible notes payable (see Note 7), the Company issued 1,015,000 five-year warrants to purchase 1,015,000 shares of common stock at an exercise price of $2.50 per share. The Company calculated the fair value of these warrants of $2,505,147 which was expensed and included in gain (loss) on debt extinguishment on the accompanying condensed consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 7.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Warrant activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	1,648,570	$0.00	1.47	$2,472,655
Granted	3,125,651	2.41
Cancellations	(1,421,059)	0.00
Increase in warrants related to price protection	395,176	2.50
Change in warrants related to dilutive rights	(227,511)	0.00
Balance Outstanding September 30, 2019	3,520,827	$2.41	4.91	$311,070
Exercisable, September 30, 2019	3,520,827	$2.41	4.91	$311,070

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

Placement agent agreement

In August 2019, the Company engaged a placement agent, on a non-exclusive basis, to advise and assist the Company with respect to the introductions new investors and the restructuring of existing debt, The Company shall pay the placement agent a fee (the “Advisor’s Fee”) comprised of a cash fee and warrant fee. Any Advisor’s Fee payable is contingent upon the closing on future capital raises.

Other

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business. As of September 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

Due from/to related parties

In connection with the acquisition of Prime, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime who then advanced back the $489,174 to Prime. During the nine months ended September 30, 2019, the Company repaid $50,000 of this advance. This advance is non-interest bearing and is due on demand. At September 30, 2019 and December 31, 2018, amount due to this related party amounted to $209,000 and $259,000.

During the period from acquisition date of Prime (June 18, 2018) to June 30, 2019, an employee of Prime who exerts significant influence over the business of Prime, paid costs and expenses and was reimbursed funds by the Company. These advances are non-interest bearing and are due on demand. At September 30, 2019 and December 31, 2018, amounts due from (to) this related party amounted to $89,873 and $(16,300), respectively.

At September 30, 2019, accrued interest payable due to related parties amounted to $60,760 and is included in due to related parties on the accompanying condensed consolidated balance sheet.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Notes payable – related parties

From July 25, 2018 through December 31, 2018, the Company entered into several Promissory Notes with the Company’s former chief executive officer or the spouse of the Company’s former chief executive officer. Pursuant to these promissory notes, the Company borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid and during January 2019, the Company repaid the remaining existing promissory note totaling $220,000 with the spouse of the Company’s chief executive officer. In addition, during February 2019, the Company entered into another promissory note with the spouse of the chief executive officer totaling $220,000, net of an original issue discount of $20,000. In April 2019, the Company repaid this promissory note. During the nine months ended September 30, 2019, amortization of debt discount related to these notes amounted to $26,383 and is included in interest expense – related parties on the accompanying condensed consolidated statement of operations.

On April 9, 2019, certain noteholders who were not considered related parties became related parties since they became beneficial owners of the Company’s common stock. Accordingly, notes payable amounting to $510,000 were reclassified from notes payable to note payable – related party (See Note 7).

On July 3. 2019, the Company entered into a note agreement with an entity, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on September 3, 2019, and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this Note shall be due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest shall made. The principal amount of this Note and all accrued, but unpaid interest hereunder shall be due and payable on the earlier to occur of (i) January 3, 2021 (the “Maturity Date”), or (ii) an Event of Default. The payment of all or any portion of the principal and accrued interest may be paid prior to the Maturity Date. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law.

In August 2019, the Company’s chief executive officer advanced to the Company and was repaid $50,000, The advance was non-interest bearing and payable on demand.

At September 30, 2019, notes payable – related parties amounted to $500,000 (current) and $510,000 (non-current). At December 31, 2018, notes payable – related parties amounted to $213,617 (current), which is net of unamortized debt discount of $6,383.

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

During the nine months ended September 30, 2019, interest expense related to these notes amounted to $143,260 and is included in interest expense – related parties on the accompanying condensed consolidated statement of operations.

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In December 2018, the Company entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through January 2024. From the lease commencement date until the last day of the second lease year, monthly rent shall be $14,000. At the beginning of the 25th month following the commencement date and through the end of the term, minimum rent shall be $14,420 per month. The Company shall have one option to renew the term of this lease for an additional five years. In January 2019, the Company paid a security deposit of $28,000.

In July 2019, the Company entered into a 4.5-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through February 2024. From the lease commencement date until the last day of the second lease year, monthly rent shall be $10,000. At the beginning of the 25th month following the commencement date and through the end of the term, minimum rent shall be $10,500 per month. The Company shall have one option to renew the term of this lease for an additional five years. In July 2019, the Company paid a security deposit of $20,000.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

In July 2019, the Company entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through August 2024. During the first year on the lease term, the base monthly rent shall be $18,000 and shall increase by 3% each lease year. Additionally, the Company shall pay its portion of operating expenses. The Company shall have one option to renew the term of this lease for an additional five years. As of September 30, 2019, the Company paid a security deposit of $18,000.

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

During the nine months ended September 30, 2019 and 2018, in connection with these operating leases, the Company recorded rent expense of $123,589 and $0, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

At September 30, 2019, right-of-use asset (“ROU”) is summarized as follows:

September 30, 2019
Office leases right of use assets	$1,984,320
Less: accumulated amortization into rent expense	(97,201)
Balance of ROU assets as of September 30, 2019	$1,887,119

At September 30, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

September 30, 2019
Lease liabilities related to office leases right of use assets	$1,907,763
Less: current portion of lease liabilities	(337,487)
Lease liabilities – long-term	$1,570,276

At September 30, 2019, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended September 30,	Amount
2020	$522,540
2021	515,316
2022	528,767
2023	535,659
2024	318,611
Total minimum non-cancelable operating lease payments	2,420,893
Less: discount to fair value	(513,130)
Total lease liability at September 30, 2019	$1,907,763

NOTE 13 – CONCENTRATIONS

For the nine months ended September 30, 2019, one customer represented 99.1% of the Company’s total net revenues. This revenue is from one Prime customer. For the nine months ended September 30, 2018, one customer represented 98.8% of the Company’s total net revenues. At September 30, 2019, one customer represented 80.0% of the Company’s accounts receivable balance.

During the nine months ended September 30, 2019, the Company rented delivery vans from three vendors. As of September 30, 2019, the Company only leases vans from two vendors. Any shortage of supply of vans available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Sale of common stock

During October and November 2019, the Company issued 294,000 shares of its common stock and 294,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $735,000 or $2.50 per share, pursuant to unit subscription agreements.

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

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSI (the “Reverse Merger”). Save On was incorporated in the State of Florida and started business on July 12, 2016 (“Inception Date”). Save On is a provider of integrated transportation management solutions consisting of brokerage and logistics services such as transportation scheduling, routing and other value-added services related to the transportation of automobiles and other freight. As an early stage company, TLSI’s current operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The following discussion highlights the results of our operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the consolidated financial statements contained in this Quarterly Report, which has been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The condensed consolidated financial statements for the nine months ended September 30, 2019 and 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

For the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2019 and 2018. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Revenues	$7,759,451	$4,831,952	$21,664,070	$5,458,772
Cost of revenues	6,293,699	4,806,605	19,366,374	5,342,550
Gross profit	1,465,752	25,347	2,297,696	116,222
Operating expenses	4,755,410	2,429,664	17,049,069	7,157,222
Loss from operations	(3,289,658)	(2,404,317)	(14,751,373)	(7,041,000)
Other expenses, net	(8,071,256)	(6,078,078)	(22,537,296)	(15,974,985)
(Loss) income from discontinued operations	-	13,250	(681,426)	96,851
Net loss	$(11,360,914)	$(8,469,145)	$(37,970,095)	$(22,919,134)

Revenues

For the three months ended September 30, 2019, our revenues from continuing operations were $7,759,451 as compared to $4,831,952 for the three months ended September 30, 2018, an increase of $2,927,499, or 60.6%. For the three months ended September 30, 2019 and 2018, revenues attributable to the business of Prime, which focuses on deliveries for on-line retailers in New York, New Jersey and Pennsylvania, amounted to $7,179,491 and $4,813,036, respectively, an increase of $2,366,455. The increase is attributable to an increase in last mile deliveries performed and the inclusion of revenues in the 2019 period from box truck delivery services where we transport product from a distribution center to the post office. We did not perform box truck delivery services during the 2018 period. Additionally, during the three months ended September 30, 2019 and 2018, revenue related to our subsidiary, Shypdirect amounted to $579,960 and $18,916, respectively. We began generating revenues from our Shypdirect business in September 2018.

For the nine months ended September 30, 2019, our revenues from continuing operations were $21,664,070 as compared to $5,458,772 for the nine months ended September 30, 2018, an increase of $16,205,298, 296.9%. This increase was a result of our acquisition of Prime on June 18, 2018. Additionally, the increase is attributable to an increase in last mile deliveries performed and the inclusion of revenues in the 2019 period from box truck delivery services where we transport product from a distribution center to the post office. We did not perform box truck delivery services during the 2018 period. For the nine months ended September 30, 2019 and 2018, revenue attributable to the business of Prime, which focuses on deliveries for on-line retailers in New York, New Jersey and Pennsylvania, amounted to $20,089,355 and $5,439,856, respectively. Additionally, during the nine months ended September 30, 2019 and 2018, revenue related to our subsidiary, Shypdirect amounted to $1,574,715 and $18,916, respectively. We began generating revenues from our Shypdirect business in September 2018.

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

Cost of Revenue

For the three months ended September 30, 2019, our cost of revenues from continuing operations were $6,293,699 compared to $4,806,605 for the three months ended September 30, 2018, an increase of $1,487,094, or 30.9%. For the three months ended September 30, 2019 and 2018, cost of revenues attributable to the business of Prime amounted to $5,875,037 and $4,795,642. During the three months ended September 30, 2019 and 2018, cost of revenue related to our subsidiary, Shypdirect, amounted to $418,662 and $10,963, respectively. Cost of revenues relating to our Prime and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits. The increase was a direct result of an increase in routes serviced.

For the nine months ended September 30, 2019, our cost of revenues from continuing operations were $19,366,374 compared to $5,342,550 for the nine months ended September 30, 2018, an increase of $14,023,824, or 262.5%. For the nine months ended September 30, 2019 and 2018, cost of revenue attributable to the business of Prime amounted to $17,673,780 and $5,331,587, respectively. For the nine months ended September 30, 2019 and 2018, cost of revenue related to our subsidiary, Shypdirect amounted to $1,692,594 and $10,963, respectively. Cost of revenues relating to our Prime and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, and compensation and related benefits. The increase was a direct result of our acquisition of Prime on June 18, 2018 and an increase in routes serviced.

Gross Profit

For the three months ended September 30, 2019, our gross profit was $1,465,752, or 18.9% of revenue, as compared to $25,347, or 0.5% of revenue, for the three months ended September 30, 2018, an increase of $1,440,405. For the three months ended September 30, 2019 and 2018, gross profit and gross profit percentage for Prime amounted to $1,304,454, or 18.2%, and $17,394, or 0.36%. For the three months ended September 30, 2019, gross loss and gross loss percentage for Shypdirect amounted to $161,298, or 27.8% primarily attributable to high payroll, vehicle rental, insurance and other costs incurred in the ramping up of the Shypdirect business.

For the nine months ended September 30, 2019, our gross profit was $2,297,696, or 10.6% of revenue, as compared to $116,222, or 2.1% of revenue, for the nine months ended September 30, 2018, an increase of $2,181,474. The increase in gross profit primarily resulted from the acquisition of Prime on June 18, 2018. For the nine months ended September 30, 2019 and 2018, gross profit represents nine months of operating activity for Prime whereas the nine months ended September 30, 2018 only represents operating activity of Prime since acquisition on June 18, 2018. For the nine months ended September 30, 2019 and 2018, gross profit and gross profit percentage for Prime amounted to $2,415,575, or 12.0%, and $108,269, or 2.0%, respectively. For the nine months ended September 30, 2019 and 2018, gross profit (loss) and gross profit (loss) percentage for Shypdirect amounted to $(117,879), or (7.5)%, and $7,953, or 2.1%, respectively.

Operating Expenses

For the three months ended September 30, 2019, total operating expenses amounted to $4,755,410 as compared to $2,429,664 for the three months ended September 30, 2018, an increase of $2,325,746, or 95.7%. For the nine months ended September 30, 2019, total operating expenses amounted to $17,049,069 as compared to $7,157,222 for the nine months ended September 30, 2018, an increase of $9,891,847, or 138.2%. For the three and nine months ended September 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Compensation and related benefits	$3,433,741	$459,186	$11,150,955	$3,608,962
Legal and professional Fees	517,277	306,613	1,588,359	1,680,606
Rent	83,911	-	269,148	-
General and administrative expenses	720,481	1,663,865	2,316,016	1,867,654
Impairment loss	-	-	1,724,591	-
Total Operating Expenses	$4,755,410	$2,429,664	$17,049,069	$7,157,222

Compensation and related benefits

For the three months ended September 30, 2019, compensation and related benefits amounted to $3,433,741 compared to $459,186 for the three months ended September 30, 2018, an increase of $2,974,555. Compensation and related benefits for the three months ended September 30, 2019 and 2018 included stock-based compensation of $2,500,000 and $0 from the granting of shares of our Series B shares to an employee for services rendered, respectively. Additional, compensation and related benefits increased due to the hiring of additional administrative staff.

For the nine months ended September 30, 2019, compensation and related benefits amounted to $11,150,955 compared to $3,608,962 for the nine months ended September 30, 2018, an increase of $7,541,993. Compensation and related benefits for the nine months ended September 30, 2019 and 2018 included stock-based compensation of $7,450,809 and $3,090,000 from the granting of shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered, respectively, an increase of $4,360,809. During the nine months ended September 30, 2019, compensation and related benefits attributed to the business of Prime, which was acquired on June 18, 2018, were $2,576,568 and compensation and related benefits attributed to the business of Shypdirect was $1,065,418. The increase in compensation and related benefits was attributable an increase in compensation paid to significant employees and the hiring additional staff.

Legal and professional fees

For the three months ended September 30, 2019, legal and professional fees were $517,277 as compared to $306,613 for the three months ended September 30, 2018, an increase of $210,664. For the nine months ended September 30, 2019, legal and professional fees were $1,588,359 as compared to $1,680,606 for the nine months ended September 30, 2018, a decrease of $92,247. During the three and nine months ended September 30, 2019, we incurred stock-based consulting fees of $28,645 and $294,145 from the issuance of our common shares to consultants for business development services rendered. During the three and nine months ended September 30, 2018, we incurred stock-based consulting fees of $0 and $1,236,000 from the issuance of our common shares to consultants for business development services rendered, respectively.

Rent expense

For the three and nine months ended September 30, 2019, rent expense was $83,911 and $269,148, respectively compared to $-0- and $-0- for the three and nine months ended September 30, 2018, respectively. This increase was attributable to an expansion in office, warehouse and parking spaces pursuant to short and long-term operating leases related to Prime and Shypdirect segments. We did not incur rent in the 2018 periods.

General and administrative expenses

General and administrative expenses include office expenses and supplies, travel and entertainment, depreciation and amortization, and other expenses.

For the three months ended September 30, 2019, general and administrative expenses were $720,481 as compared to $1,663,865 for the three months ended September 30, 2018, a decrease of $943,384, primarily due to a decrease in amortization expense related to our intangible assets of $1,061,335 offset by an increase in general administrative expenses of $117,951 related to increased operations. The decrease in amortization expense was related to a decrease in amortizable intangible assets due to the impairment of such asset in June 2019, as discussed below.

For the nine months ended September 30, 2019, general and administrative expenses were $2,316,016 as compared to $1,867,654 for the nine months ended September 30, 2018, an increase of $448,362. This increase attributable to an increase in general administrative expenses of $1,073,627 offset by a decrease in depreciation and amortization of $625,265. The decrease in amortization expense was related to a decrease in amortizable intangible assets due to the impairment of such asset in June 2019, as discussed below. For the nine months ended September 30, 2019, general and administrative expenses included a full nine months of operating activities. For the nine months ended September 30, 2018, general and administrative expenses included only general and administrative expenses since the acquisition of Prime on June 18, 2018 to September 30, 2018.

Impairment expense

During the three months ended June 30, 2019, management tested the intangible asset for impairment. Based on our analysis, we recorded intangible asset impairment expense of $1,724,591 in the unaudited consolidated statement of operations for the three months ended June 30, 2019. No impairment expense was recorded during the three months ended September 30, 2019 and no impairment expense was recorded during the three and nine months ended September 30, 2018.

Loss from Operations

For the three and nine months ended September 30, 2019, loss from operations amounted to $3,289,658 and $14,751,373, respectively, as compared to $2,404,317 and $7,041,000 for the three and nine months ended September 30, 2018. This represents an increase in loss from operations of $885,341 for the three months ended September 30, 2019 compared to the comparable 2018 period, and an increase in loss from operations of $7,710,373 for the nine months ended September 30, 2019 compared to the comparable 2018 period.

Other Expenses (Income)

Total other expenses (income) include interest expense, derivative expense, loan fees, and a gain on debt extinguishment. For the three and nine months ended September 30, 2019 and 2018, other expenses (income) consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Interest expense	$2,339,508	$914,093	$4,936,951	$1,305,648
Interest expense – related party	35,753	40,000	183,392	40,000
Loan fees	-	-	601,121	-
Loss (gain) on debt extinguishment	4,714,751	-	(39,203,017)	-
Derivative expense	981,244	5,123,985	56,018,849	14,629,337
Total Other Expenses (Income)	$8,071,256	$6,078,078	$22,537,296	$15,974,985

For the three months ended September 30, 2019 and 2018, aggregate interest expense was $2,375,261 and $954,093, respectively, an increase of $1,421,168. For the nine months ended September 30, 2019 and 2018, aggregate interest expense was $5,120,343 and $1,345,648, respectively, an increase of $3,774,695. The increase in interest expense for both periods resulted from an increase in interest-bearing loans with high original issue discounts and high interest rates and an increase in the amortization in debt discount.

For the three and nine months ended September 30, 2019, loan fees were $-0- and $601,121, respectively. In connection with previous promissory notes payable, on June 11, 2019, we issued 55,000 warrants to purchase 55,000 shares of common at an exercise price of $1.00 per share. On June 11, 2019, the Company calculated the fair value of these warrants of $601,121 which was expensed and included in loan fees on the accompanying condensed consolidated statement of operations. We did not have such expense in the 2018 periods.

For the three months ended September 30, 2019 and 2018, derivative expense was $981,244 and $5,123,985, respectively, a decrease of $4,142,741. For the nine months ended September 30, 2019 and 2018, derivative expense was $56,018,849 and $14,629,337, respectively, an increase of $41,389,512. For the three and nine months ended September 30, 2019, we adjusted our derivative liabilities to fair value and recorded derivative expense. This significant change was attributable to a high quoted stock price and having more financials instruments treated as derivatives, including embedded conversion options and warrants, as compared to the comparable previous periods.

For the three and nine months ended September 30, 2019, (loss) gain on extinguishment of debt was $(4,714,751) and $39,203,017, respectively. On April 9, 2019, in connections with certain debt modifications, debt repayments, share issuances and warrants cancellations, the Company recorded a gain on debt extinguishment of $43,917,768, Additionally, we recorded a loss on extinguishment of debt of $4,714,751 related the issuance of warrants and changes in conversion prices related to the conversion of debt, During the three and nine months ended September 30, 2018, we did not record any loss or gain on debt extinguishment.

Discontinued Operations

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Accordingly, we reflected Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The business of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. For the three months ended September 30, 2019 and 2018, income from discontinued operations amounted to $0 and $13,250, respectively. For the nine months ended September 30, 2019 and 2018, (loss) income from discontinued operations amounted to $(681,426) and $96,851, respectively. During the three and nine months ended September 30, 2019, we recorded stock-based option expense related to the 80,000 options granted to Save On employees of $0 and $700,816, respectively.

Net Loss

Due to factors discussed above, for the three months ended September 30, 2019 and 2018, net loss amounted to $11,360,914, or $(1.10) per basic and diluted common share, and $8,469,145, or $(2.03) per basic and diluted common share, respectively. For the nine months ended September 30, 2019 and 2018, net loss amounted to $37,970,095, or $(4.42) per basic and diluted common share, and $22,919,134, or $(7.83) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2019 and December 31, 2018, we had a cash balance of $6,742 and $296,196, respectively and our working capital deficit was $8,918,852 and $12,923,440, respectively. We reported a net decrease in cash for the nine months ended September 30, 2019 of $289,454.

Recent developments

On March 13, 2019, we entered into a convertible note agreement with an individual, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $7,500 was due and payable. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. This Note was convertible by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $1.37. On July 12, 2019, we entered into a Note Conversion Agreement with this individual. In connection with this Note Conversion Agreement, we issued 203,000 shares of our common stock at $2.50 per share for the conversion of convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible notes, we issued the entity warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years.

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

On April 11, 2019, we entered into a convertible note agreement with an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $30,000 was due and payable. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. This Note was convertible by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $11.81. On July 12, 2019, we entered into a Note Conversion Agreement with this entity. In connection with this Note Conversion Agreement, we issued 812,000 shares of our common stock at $2.50 per share for the conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, we issued the entity warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

On August 30, 2019, we closed Securities Purchase Agreements (the “Purchase Agreement”) with accredited investors. Pursuant to the terms of the Purchase Agreements, we issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “Notes”), and warrants to purchase up to 987,940 shares of our common stock (the “Warrant”). We received net proceeds of $295,534, which is net of a 10% original issue discounts of $246,984 and origination fees of $61,101, and is net of $1,643,367 for the repayment of notes payable, and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into these August 30, 2019 convertible notes. The Notes bears interest at 10% per annum and becomes due and payable on November 30, 2020. During the existence of an Event of Default, interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of these Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “Amortization Payment”), shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The Amortization Payments shall be made in cash unless the investor requests it to be issued in our common stock in lieu of a cash payment (“Stock Payment”). If the investor requests a Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable Amortization Payment divided by 80% of the lowest VWAP during the five Trading Day period prior to the due date of the Amortization Payment.

The Notes may be prepaid, provided that equity conditions, as defined in the Notes, have been met (or any such failure to meet the Equity Conditions have been waived): (i) from Original Issuance Date until and through the day that falls on the third month anniversary of the Original Issue Date (the “3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the Note and accrued and unpaid interest, and (ii) after the 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the Note and accrued and unpaid interest. In the event that we close a registered public offering of securities for our own account (a “Public Offering”), the Holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering Proceeds at the prices set forth above, or (y) exchange its Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the Note. Except for a Public Offering and Amortization Payments, in order to prepay the Note, we shall provide at least 20 days’ prior written notice to the Holder, during which time the Holder may convert the Note in whole or in part at the Conversion Price. For avoidance of doubt, the Amortization Payments shall be prepayments and are subject to prepayment penalties equal to 115% of the Amortization payment. In the event we consummate a Public Offering while the Notes are outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the Notes.

In connection with the Debt Offering, we entered into a Registration Rights Agreement, pursuant to which we agreed to file a registration statement on Form S-1 to register the resale of the shares issuable to the Debt Investors in the Debt Offering.

After the original issue date until the Notes are no longer outstanding, the Notes shall be convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date or other date of determination, the lower of: (i) $2.50 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, these Notes shall be convertible at the lower of: (i) $2.50 and (ii) 70% of the second lowest closing price of the Common Stock as reported on the Trading Market during the 20 consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion (the “Default Conversion Price”). All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock.

These Notes and related Warrants include a down-round provision under which the Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. On September 6, 2019, we sold our common shares at $2.50 per share and accordingly, the warrant down-round provisions were triggered. As a result, the number of warrants was increased to 1,383,116 warrants and the exercise price was lowered to $2.50. As a result, we recorded a deemed dividend of $981,548 which represents the fair value transferred to the Warrant holders from the Down Round feature being triggered.

During the three months ended September 30, 2019, we issued 585,000 shares of its common stock and 585,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $1,462,500 or $2.50 per share, pursuant to unit subscription agreements.

During the three months ended September 30, 2019, we issued 423,711 shares of its common stock and 423,711 warrants at an exercise price of $2.50 per share in connection with the conversion of notes payable of $946,250 and accrued interest of $113,027.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2019 amounted to $4,231,915. During the nine months ended September 30, 2019, net cash used in operating activities was primarily attributable to a net loss of $37,970,095, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $873,020, derivative expense of $56,018,848, amortization of debt discount of $4,017,444, stock-based compensation of $8,445,770, a gain on debt extinguishment of $(39,316,358), impairment expense of $1,724,591, non-cash loan fees of $601,121 and changes in operating assets and liabilities such as an increase in accounts receivable of $147,696, an increase in prepaid expenses and other current assets of $174,653, and a decrease in accrued compensation and related benefits of $148,523 offset by an increase in accounts payable and accrued expenses of $1,626,306.

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

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2019 amounted to $16,119 and consisted of cash received from the disposal of trucks and van of $81,000 offset by cash paid for the purchase of property and equipment of $59,256 and a reduction of cash related to the disposal of Save On of $5,625. Net cash used in investing activities for the nine months ended September 30, 2018 amounted to $754,934 and consisted of cash received in acquisition of $38,198 offset by cash paid for the acquisition of Prime of $489,174 and cash paid for the purchase of property and equipment of $303,958.

Financing activities

For the nine months ended September 30, 2019, net cash provided by financing activities totaled $3,926,342. For the nine months ended September 30, 2019, we received proceeds from the sale of common stock and warrants of $1,462,500, proceeds from related party convertible notes of $2,500,000, proceeds from convertible debt of $1,938,900, proceeds from notes payable of $7,791,020 and proceeds from related party notes of $755,000 offset by the repayment of convertible notes of $473,579, the repayment of related party notes of $495,000, and the repayment of notes payable of $9,584,459.

For the nine months ended September 30, 2018, net cash provided by financing activities totaled $1,048,419. For the nine months ended September 30, 2018, we received gross proceeds from convertible notes of $2,497,503, proceeds from notes payable of $710,845 and net cash proceeds from related party advances of $908,493 offset by the repayment of related party advances of $490,000, the payment of debt issue costs of $1,009,714 and the repayment of notes payable of $1,568,708.

Going Concern Consideration

Our accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2019, we had a net loss of $37,970,095 and net cash used in operations was $4,231,915, respectively. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $53,721,493, $7,081,963 and $8,918,852, respectively, at September 30, 2019. Furthermore, we failed to make required payments of principal and interest on certain of its convertible debt instruments and defaulted on other provisions in these Notes. On April 9, 2019, we entered into agreements with these lenders that modified these Notes (See Note 7). It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that it will be able to continue to do so.

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

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and we elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. In accordance with the guidance presented in ASU 2017-11, the fair value of derivative liabilities associated with certain convertible notes as of December 31, 2018 of $838,471 and the offsetting effect of reclassifying such debt to stock-settled debt for which we recorded a put premium liability of $385,385 was reclassified by means of a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 in the amount of $453,086.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our sole officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2019. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties;

3)	There is a lack of segregation of duties and monitoring controls regarding accounting because there are a limited staff of accountants maintaining the books and records;

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of outside consultants to assist in financial and public company expertise;

5)	The Company does not have adequate controls over pre-closing legal and accounting review of loan transactions;

6)	The Company did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

7)	The Company lacks supervision of outside consultants who may negotiate transactions on behalf of the Company; and

8)	The Company has not yet implemented any internal controls over financial reporting at its recently acquired subsidiary.

9)	The Company lacks control over who is granted authorization to bind the Company or its subsidiaries to legal contracts.

10)	The Company has a lack of controls on the use of cash.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended September 30, 2019. Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2019, pursuant to a one-year consulting agreement, we agreed to issue 50,000 shares of its common stock to a consultant for investor relations services to be rendered. These shares were valued at $125,000, or $2.50 per common share, based on contemporaneous common share sales. 25,000 of these shares will vest on January 8, 2020 and 25,000 shares will vest on July 8, 2020. In connection with these shares, we recorded stock-based consulting fees over the vest period of one year. The 50,000 shares are reflected as common stock issuable on the accompanying condensed consolidated balance sheet.

On August 16, 2019, we issued 1,000,000 Series B preferred shares for services rendered. The shares were valued at $2.50 per shares on an as if converted basis to common shares based on recent sales of our common stock of $2.50 per share. In connection with the issuance of these Series B Preferred shares, we recorded stock-based compensation of $2,500,000.

On August 16, 2019, we issued 700,000 shares of Series B Preferred shares upon conversion of 700,000 shares of issuable common shares. Each share of Series B Preferred stock is convertible into one share of common stock at the option of the holder subject to beneficial ownership limitation.

During the three months ended September 30, 2019, we issued 585,000 shares of our common stock and 585,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $1,462,500 or $2.50 per share, pursuant to unit subscription agreements.

During the three months ended September 30, 2019, we issued 423,711 shares of our common stock in connection with the conversion of notes payable of $946,250 and accrued interest of $113,027. These shares were valued at $1,059,277, or $2.50 per common share, based on contemporaneous common share sales. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded.

On July 12, 2019, we entered into a Note Conversion Agreement with a related party individual. In connection with this note conversion Agreement, we issued 203,000 shares of our common stock at $2.50 per share for the conversion of convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible notes, we issued the entity warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years.

On July 12, 2019, we entered into a Note Conversion Agreement with a related party entity. In connection with this note conversion Agreement, we issued 812,000 shares of our common stock at $2.50 per share for the conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, we issued the entity warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act. *

101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: November 19, 2019	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

