Form 10-K
period 2019-12-31
Transportation & Logistics Systems, Inc.
filed 2020-05-29
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34970

Transportation and Logistics Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3106763
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

5500 Military Trail, Suite 22-357
Jupiter, FL	33458
(Address of principal executive offices)	(zip code)

(833) 764-1443

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $ 0.001 Par Value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [  ] No: [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $12.00 per share of common stock as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was $46,248,300.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 22, 2020, registrant had outstanding 306,416,819 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-K

December 31, 2019

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, “the Company”, “we,” “us,”, “TLSS” and “our,” refer to Transportation and Logistics Systems, Inc., a Nevada corporation and its wholly owned subsidiaries, Prime EFS, LLC, and Shypdirect LLC.

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K (the “Annual Report”) that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to known and unknown risks, uncertainties and other factors outside of our control that could cause our actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report, these risks and uncertainties include: our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; customers’ cancellation on short notice of master service agreements from which we derive a significant portion of our revenue or our failure to renew such master service agreements on favorable terms or at all; our ability to attract and retain key personnel and skilled labor to meet the requirements of our labor-intensive business or labor difficulties which could have an effect on our ability to bid for and successfully complete contracts; the ultimate geographic spread, duration and severity of the coronavirus outbreak and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or ameliorate its effects; our failure to compete effectively in our highly competitive industry could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance; our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; our history of losses, deficiency in working capital and a stockholders’ deficit and our ability to achieve sustained profitability; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this letter. Given these uncertainties, you should not place undue reliance on these forward-looking statements and should consider various factors, including the risks described herein, and, among other places, in our Quarterly Reports on Form 10-Q, as well as any amendments hereto or thereto, filed with the Securities and Exchange Commission.

ii

PART I

Item 1. Description of Business.

Overview

We are a provider of a wide range of transportation and logistics services involving the movement of goods and e-commerce fulfillment. Fast, dependable order fulfillment and shipping is critical to the success of an online business. We focus primarily on the transportation of packages that are ultimately to be delivered to the business or retail consumer. Our transportation services typically involve the transport of goods from the manufacturer or fulfillment center to the delivery station, from the fulfillment center to the post office or from the delivery station to the end user or retail customer (known as “last mile” deliveries). We also offer an increasing number of logistics services, including the management and transportation of retail returns, the removal, transportation and disposition of shipping pallets and storage solutions for manufacturers with limited storage facilities, to help our business customers manage their goods efficiently through their supply chains.

We currently operate through our two subsidiaries, Prime EFS, LLC, a New Jersey-based transportation company with a focus on deliveries to the retail consumer for online retailers in New York, New Jersey and Pennsylvania (“Prime EFS”), and Shypdirect LLC, a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office (“Shypdirect”), which are known as line-haul and “mid-mile” deliveries. Revenues for PrimeEFS were 93.4% and 98.5% of total revenues in 2019 and 2018 respectively. Revenues for Shypdirect were 6.6% and 1.5% of total revenues in 2019 and 2018 respectively.

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns or leases its own transportation equipment and employs its own drivers. At December 31 2019, we owned or leased an aggregate of approximately 256 trucks or delivery vehicles and employed 588 drivers who worked in shifts that allowed us to utilize most of our transportation equipment on a 24/7 basis. We also utilize the services of independent contractors to provide our delivery services. At December 31, 2019, 47 independent contractors provided services to us on a full-time basis. The independent contractors are responsible for paying for their own vehicles, equipment, fuel and operating expenses. Point-to-point delivery refers to a transportation system in which passengers or goods travel directly to a destination, rather than going through a central hub. This differs from the spoke-hub distribution paradigm in which the passengers or goods go to a central location in order to reach their ultimate destination. Our business is referred to as “point-to-point” delivery because our drivers and independent contractors are dispatched directly to the warehouse or retailer, as the case may be, and they then travel directly to the delivery point, rather than returning to a central corporate office.

Corporate History

We were incorporated under the name “PetroTerra Corp.” in the State of Nevada on July 25, 2008. Prior to March 2017, we were an independent oil or gas exploration and development company focused on the acquisition or lease of properties that potentially contained extractable oil or gas. However, at that time, we had not generated any revenues and, due to a decline of the oil and gas markets, elected to seek other business opportunities.

On March 30, 2017, we entered into a Share Exchange Agreement, dated as of the same date, with Save on Transport Inc., a Florida-based non-asset provider of integrated transportation management solutions, including brokerage and logistics services related to the transportation of automobiles and other freight (“Save on Transport”), pursuant to which we acquired Save on Transport as a wholly-owned subsidiary.

Our acquisition of Save on Transport was treated as a reverse merger and recapitalization of Save on Transport for financial reporting purposes because the Save on Transport shareholders retained an approximate 80% controlling interest in our consolidated company. Save on Transport was considered the acquirer for accounting purposes, and our historical financial statements before the acquisition transaction were replaced with the historical financial statements of Save on Transport before such acquisition. The balance sheets at their historical cost basis of both entities were combined at the acquisition date and the results of operations from the acquisition date forward included the historical results of Save on Transport and our combined results of operations from the acquisition date forward.

On June 18, 2018, we completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS from its members, and on July 24, 2018, we formed Shypdirect. Prime EFS was organized in, and has been engaged in its current line of business since, July 2016.

On July 24, 2018, we formed Shypdirect LLC, a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

TLSS and its wholly-owned subsidiaries, Prime EFS and Shypdirect are hereafter referred to as the “Company”. Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458, and our telephone number is (833) 764-1443.

Company Overview

We generate our revenues through two subsidiaries, Prime EFS and Shypdirect.

For the period from January 1, 2018 to June 18, 2018, we operated in one reportable business segment consisting of brokerage and logistic services such as transportation scheduling, routing and other value-added services related to the transportation of automobiles and other freight. From June 18, 2018 to May 1, 2019, we operated in two reportable business segments - (1) the transportation of automobiles and other freight (the “Save On” segment), (2) a segment which concentrates on deliveries for online retailers in New York, New Jersey and Pennsylvania and also concentrates on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

On May 1, 2019, we entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, beginning in the second quarter of 2019, the period that Save On was disposed of, we reflect Save On as a discontinued operation and such presentation is retroactively applied to all periods presented in the accompanying consolidated financial statements.

Prime EFS and Shypdirect provide multiple services involving movement of goods through e-commerce. We focus primarily on the transportation of packages that are ultimately to be delivered to the business or retail consumer, with our transportation services going from the manufacturer or fulfillment center to the delivery station and from the delivery station to the end user (known as “last mile” deliveries).

E-Commerce Fulfillment Solutions

The rapid growth of e-commerce and the online retailing segment of e-commerce is well documented. Online retail companies have logistics needs that differ from those of traditional businesses. Unlike traditional inventory management, e-commerce companies need to ship items directly to customers, who expect their orders to arrive on time and as described. We have built our delivery services to perform effectively in the “on demand” shipping environment that is part of the e-commerce fulfillment solutions system.

Our e-commerce fulfillment solutions are primarily the transportation of goods between destination points along the way from the manufacturer to the customer. We provide delivery services to the end user (“last mile” delivery), principally retail consumers, including deliveries which require two persons to complete the delivery of heavy or bulky items, as well as “mid-mile” delivery services between distribution centers and fulfillment centers and line-haul delivery services from the manufacturer to the distribution center. Our revenues are generated from the fixed price charged for each specific route between a delivery station to a fulfillment center or from the fulfillment center to the final destination with a fixed price per route.

In most instances we are paid a fixed fee for transporting products from one designated site to a specified delivery point without regard to the number of packages being transported. With the ongoing growth of e-commerce, the specific routes between designated sites is regularly changing (primarily increasing) as the volume of the online retailing segment of e-commerce activity expands. An integral part of our strategy is to regularly be in contact with our customers so that we are better able to anticipate and plan for the expansion of current routes and the addition of new routes to our service base.

Our scheduled route system allows us to adjust to the regular changes that occur in the manner in which packages are received, sorted, stored, picked, packed, shipped and housed in fulfillment centers and distribution centers. We believe that we are structured to meet the demands of “last-mile” deliveries and home grocery shopping deliveries. In addition to delivering goods in full truckloads from distribution centers to fulfillment centers, based on customer requests, we perform unscheduled pickups and deliveries of bulk products. When delivering packages to a home, we adhere to certain time slots and sometimes make “live deliveries” to ensure the customer is aware that their package has been delivered. This entails a constantly refreshed and technologically modern transportation management system (TMS).

We have built a network operations center (“NOC”) in Carlstadt, New Jersey that allows us to track the location of each of our vehicles and address any on-road disruptions. Our NOC is designed to grow with our business as we add more vehicles for additional routes and expand geographically. Presently, we utilize our NOC solely for our own business. We anticipate that as our revenues grow and the reach and scope of our transportation activities expand (both geographically and within the tristate area in which we currently operate) that we will also generate revenues from services provided via our NOC to other logistics providers.

We believe our infrastructure is built to support the e-commerce unique fulfillment requirements of distributing products to millions of homes instead of hundreds of stores, managing millions of stock keeping units (SKUs) instead of thousands, shipping to homes in parcels instead of truckloads to stores and transporting between fulfillment centers in addition to distribution centers. Our infrastructure is aligned with the requirements of the online retailer: Online retailers differ from traditional brick and mortar where customers visit the premises and the retailer maintains goods on the premises. Online retailers have goods located in multiple locations (e.g., 3rd party warehouse) and ship items directly to the customer; customers expect their order to arrive on time and be the correct quantity and product ordered.

With our focus on timely performance, customer satisfaction and challenging growth management opportunities for our employees, we believe we are one of the fastest growing e-commerce fulfillment services providers in the country. As an early-stage company, we have experienced and anticipate that we will continue to experience the challenges that come from rapid growth in revenues such as identifying and hiring employees that are aligned with our expectations, securing assets and expanding our administrative support services for our rapidly growing operations. We believe that our ability to manage our company through this high growth is a key part of our success, as evidenced by the high-performance ratings we have regularly achieved in our customers’ scoring systems. We expect to expand our revenue base as the traditional brick and mortar retailers develop omni-channel strategies of generating revenues through a combination of physical and online sales.

Our Strategy and Competitive Strengths

Our strategy is to be a leader in the transportation industry in providing on-time, high-quality pick-up, transportation and delivery services. We attribute our growth and success to date to the following competitive strengths.

Market Knowledge and Understanding. While we have been operating our current business for only a few years, our senior management collectively have over 40 years of experience in the transportation industry and has broad knowledge in providing transportation services over the “last mile” as part of the e-commerce fulfillment solutions. These solutions are in high demand and are expected to continue to grow at a rapid pace. Many of our management-level employees have e-commerce experience with online retailers and understand the dynamics of e-commerce growth, demands and logistics since all or the vast majority of their career has been in e-commerce businesses. We believe we understand the various segments of the end-to-end solutions required to rapidly and accurately deliver goods between the various pick-up and delivery points in the e-commerce delivery chain.

Unwavering Focus on Relationships and Superior Service. We aim to be the premier platform and partner of choice for our customers. We believe we offer superior services and solutions due to our company-wide commitment to customer service. On behalf of our customers, we deliver goods from the manufacturer or fulfillment center to the delivery station, and from the delivery station to the U.S. post office or retail customer (known as “last mile” deliveries) in a precise, safe and timely manner with complementary support from our dedicated sales and service teams. Our focus on customer relationships has allowed us to increase our sales to our largest customer, Amazon.com, Inc. (“Amazon”) which, on an unaudited pro forma basis, assuming our acquisition of Prime EFS had occurred on January 1, 2018, increased from approximately $17.7 million in 2018 to approximately $30.9 million in 2019.

Experienced and Proven Management Team. We believe our management team is among the most experienced in the industry. Our senior management team brings experience in transportation and logistics, mergers and acquisitions, information technology, e-commerce retailing and fulfillment, and has an understanding of the cultural nuances of the e-commerce sectors we serve.

We intend to leverage our competitive strengths to increase shareholder value through the following core strategies.

Build Upon Strong Customer Relationships to Expand Organically. We have built a strong relationship with Amazon that has allowed us to expand the size of our service area and add higher margin services to our service offerings. During 2019, due to a decrease in “last mile” routes serviced related to our exit from certain areas in New York and Pennsylvania, we decreased the number of “last mile” local routes we serve for Amazon from approximately 200 routes at December 31, 2018 to approximately 150 routes at December 31, 2019. However, we have been able to expand the type of transportation services we render to Amazon to include “mid-mile” and line-haul transportation services in which we deliver packages from one distribution center to another or from the distribution center to the U.S. post office. We intend to continue to build on our relationship with Amazon and we are working to build similar relationships with other e-commerce retailers to increase the type and scope of the transportation and logistics services we offer.

Expand Our Operations to Other Regions of the U.S. Our e-commerce “last mile” delivery services to retail consumers are currently provided primarily in New York, New Jersey and Pennsylvania and our e-commerce “mid-mile” delivery services between customer distribution centers or between such distribution centers and the U.S. post office are currently provided primarily in the northeastern region of the U.S. As we continue to expand our marketing and customer relationships, we anticipate expanding our geographic footprint to provide such services, and to capture market share, in other regions of the U.S. by opening our own operations centers and warehouses, acquiring existing regional transportation and logistics companies in operating in other areas and partnering with local operators in other regions. We believe the expansion of our business in other regions of the U.S. will also allow us to expand our relationships with existing customers who operate in those regions.

Pursue Value-Enhancing Strategic Acquisitions. We intend to pursue strategic acquisitions as a means of adding new markets in the United States, expanding our transportation and logistics service offerings, adding talented management and operational employees, expanding and upgrading our technology platform and developing operational best practices. We are currently at various stages of reviewing several potential acquisition targets and believe we have significant opportunities to grow our business through our knowledge of our industry and possible acquisition targets.

Enhance Our Operating Margins. We expect to enhance our operating margins as our business expands through a combination of increased operational efficiencies, leveraging our existing assets and distribution facilities and increase usage of technology to help us better plan, execute and monitor the performance of our services and transportation assets. Many of our transportation assets were initially utilized for a single route per day. As we expand, we have been able to increase utilization through use of assets on multiple routes or the addition of a second shift per day. In addition, we expect that our operating margins will increase as we expand our Shypdirect line-haul and “mid mile” business-to-business transportation and logistics operations, which generally have higher margins than our direct to consumer delivery business.

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

Customers and Markets

A vast majority of our Prime EFS and Shypdirect revenue comes from Amazon. As Amazon accounted for 98.7% and 99.0% of our revenues in 2019 and 2018, we have a concentration risk that we plan to address by expanding our organic growth through the addition of new customers and through the acquisition of businesses that provide transportation services for new customer bases. Our automobile transportation services are provided to businesses and individuals.

Prior to the fourth quarter of 2019, our package delivery services were provided primarily in New York, New Jersey and Pennsylvania; however, during the fourth quarter of 2019, we expanded operations in four (4) new markets in Georgia, Florida, Ohio and Tennessee.

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

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our calendar year fourth quarter, which ends December 31st. Our gross revenue was 25% higher during the fourth quarter of 2019 compared to the third quarter of 2019. Our gross revenue was 69% higher during the fourth quarter of 2018 compared to the third quarter of 2018.

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

Although the CSA scores are not currently publicly available, we believe such scores will be made public in the future. Our fleet could be ranked worse or better than our competitors, and the safety ratings of our motor carrier operations could be impacted. Our network of third-party transportation providers may experience a similar result. A reduction in safety and fitness ratings may result in difficulty attracting and retaining qualified independent contractors and could cause our customers to direct their business away from the Company and to carriers with more favorable CSA scores, which would adversely affect our results of operations.

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

Environmental Regulations. Our facilities and operations and our independent contractors are subject to various environmental laws and regulations dealing with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. Similar laws and regulations may apply in many of the foreign jurisdictions in which we operate. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws and regulations. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our operations or business. In the past, we have been responsible for the costs of cleanup of diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and a small percentage of our total shipments contain hazardous materials. We believe that our operations are in substantial compliance with current laws and regulations and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results. Future changes in environmental regulations or liabilities from newly discovered environmental conditions or violations (and any associated fines and penalties) could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows. U.S. federal and state governments, as well as governments in certain foreign jurisdictions where we operate, have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could result in higher costs for new tractors and trailers, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.

Employees

As of the date of this filing, TLSS has one full time employee, our chief executive officer, and one part-time employee. Prime EFS currently has 503 employees, most of which are full-time and Shypdirect has 26 employees, most of which are full time.

Information Systems

Prime EFS and Shypdirect use a suite of non-proprietary software programs and other technologies to manage dispatching of vehicles, employees, DOT compliance, vehicle maintenance, and scheduling.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov. You may also obtain our recent filings with the Securities and Exchange Commission from the “Investors—Regulatory Filings” section of our website www.tlss-inc.com.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should not invest in our stock unless you are able to bear the complete loss of your investment. You should carefully consider the risks described below, as well as other information provided to you in this annual report on Form 10-K, including information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results” before making an investment decision. The risks and uncertainties described below are not the only ones facing TLSS. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We lack an established operating history on which to evaluate our business and determine if we will be able to execute our business plan, and can give no assurance that operations will result in profits.

We have been engaged in our current continuing and proposed business operations since June 2018. As a result, we have a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our Company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

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

We have depended primarily on short term borrowings and cash from operations to expand the size of our operations and upgrade and expand the size of our delivery fleet. In the future, we may be unable to generate sufficient cash from operations to support or grow our operations or to obtain sufficient financing on favorable terms for such purposes. If any of these events occur, then we may face liquidity constraints or be forced to enter into less than favorable financing arrangements. Additionally, such events could adversely impact our ability to provide services to our customers.

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

For the year ended December 31, 2019 and 2018, one customer, Amazon, represented 98.7% and 99.0%, respectively, of our total net revenues from continuing operations. Until such time, if ever, that we are able to diversify our customer base and add additional significant customers, the loss of Amazon as a customer would materially impair our overall consolidated financial condition and our consolidated results of operations. Our contractual relationships with customers, including Amazon, generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

We depend on third-parties in the operation of our business.

We do not own or control all of the transportation assets that deliver our customers’ freight. Accordingly, we are dependent on third-parties to provide truck and other transportation services and to report certain events to us, including delivery information and claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with our vendors could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely effected and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

● equipment shortages in the transportation industry, particularly among contracted truckload carriers and truck leasing companies;

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

In our Prime EFS and Shypdirect businesses, we primarily rent, lease, and lease-to-own delivery vans and trucks on a daily, weekly or monthly basis from approximately five vendors, as needed. Any shortage of supply of vehicles available to the Company could have a material adverse effect on our business, financial condition and results of operations.

Increases in independent contractor driver compensation or other difficulties attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to maintain or grow our independent contractor driver fleet.

Our businesses operate with a combination of employed drivers and through fleets of vehicles that are owned and operated by independent contractors. In the case of independent contractors, they are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses and other operating costs. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as the FMCSA Compliance Safety Accountability program may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation fleet.

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

The COVID-19 pandemic may negatively affect our financial condition and results of operations.

Our financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by COVID-19.

The full extent to which COVID-19 will impact our financial condition and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge concerning COVID-19 and the actions by governmental entities or others to address it, contain it or treat its impact.

COVID-19 poses the risk that we or our employees, suppliers, professional advisors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. Even after governmental entities have lifted current restrictions, there is a risk that such orders will be reinstated in jurisdictions in the short and long term, making it difficult to predict the longer-term financial impact of this virus on the Company.

We have modified our business practices for the continued health and safety of our employees - including, among other things, implementing a work-from-home policy to the fullest extent possible, a limited travel policy and a social distancing policy - and we may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers, professional advisors and customers have also implemented such measures, which has resulted in, and we expect will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material adverse impact on our business, financial condition, or results of operations.

Further, the impacts of COVID-19 have caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes further constrained, or if costs of capital increase significantly due to the impact of COVID-19 as a result of volatility in the capital markets or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across the Company. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

GENERAL OPERATING RISK

We will incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will devote a substantial amount of time and financial resources to these compliance initiatives.

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

Until we can generate a sufficient amount of revenue, if ever, we expect to finance our anticipated future growth and possibly future strategic acquisitions through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, our plans to grow our revenues or to consummate one or more strategic acquisitions or otherwise to scale back our business plans. In addition, we could be forced to reduce or forego attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements may be substantial and will depend on many factors including:

●	marketing and developing expenses;

●	revenue received from sales and operations, if any, in the future;

●	the expenses needed to attract and retain skilled personnel; and

●	the costs associated with being a public company.

Raising capital in the future could cause dilution to our existing shareholders, and may restrict our operations or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or strategic alliance arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates on terms that are not favorable to us.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand for the products we deliver;

●	our ability to effectively manage our working capital;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and delivery equipment;

●	our inability to adjust certain fixed costs and expenses for changes in demand;

●	shifts in geographic concentration of customers, supplies and labor pools; and

●	seasonal fluctuations in demand and our revenue.

If we are unable to attract and retain qualified executive officers and managers, we will be unable to operate efficiently, which could adversely affect our business, financial condition, results of operations and prospects.

We depend on the continued efforts and abilities of our executive officers, particularly John Mercadante, our Chief Executive Officer, and Doug Cerny, our Chief Development Officer, as well as the senior management of our subsidiaries to establish and maintain our customer relationships and identify strategic opportunities. The loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and prospects. Competition for managerial talent with significant industry experience is high and we may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by our competitors. Although we have entered into an employment agreement with a key employee, we cannot guarantee that any of our officers or other key management personnel will remain employed by us for any length of time. Our inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely impact our results of operations and prospects.

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future, raising substantial doubts about our ability to continue as a going concern.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from continuing operations of $44.2 million and $14.6 million for the years ended December 31, 2019 and 2018, respectively. We incurred a net loss of $44.9 million and $14.5 million for the years ended December 31, 2019 and 2018, respectively. We may continue to incur losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the e-commerce and the transportation and logistics industries and other factors described elsewhere in this “Risk Factors” section. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent registered public accountants included an explanatory paragraph regarding this uncertainty in their reports on our consolidated financial statements for the years ended December 31, 2019 and 2018. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses.

We may never achieve profitability, and if we do, we may not be able to sustain such profitability. Further, we may incur significant losses in the future due to the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. If we cannot continue as a going concern, our stockholders may lose their entire investment.

We have identified material weaknesses in our internal control over financial reporting, and we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2019 and 2018, our management team identified material weaknesses relating to, among other matters:

●	Our lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	Our overall lack of segregation of duties among our management team and our lack of segregation of duties and monitoring controls regarding our accounting staff because we have a limited staff of accountants maintaining our books and records;

●	Our Chief Executive Officer does not have significant financial experience resulting in our use of outside consultants to assist in financial matters;

●	We do not have adequate controls over pre-closing legal and accounting review of loan transactions;

●	We did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

●	We lacked supervision of outside consultants who may negotiate transactions on behalf of our company;

●	We have not yet implemented any internal controls over financial reporting at our recently-acquired Prime EFS subsidiary; and

●	We lacked control over who was granted authorization to bind our company or its subsidiaries to legal contracts.

We have taken steps, including implementing a plan to improve the segregation of the duties of our accounting staff, and plan to continue to take additional steps, to seek to remediate these material weaknesses and to improve our financial reporting systems and implement new policies, procedures and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2019, we had total indebtedness of approximately $11.0 million, consisting of $5.5 million of convertible notes payable, $3.7 million of notes payable, and $1.8 million of lease liabilities relating to our office leases. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

●	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business;

●	place us at a competitive disadvantage compared to our competitors that have less debt;

●	limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments; and

●	make us more vulnerable to a general economic downturn than a company that is less leveraged.

In January 2020, we defaulted on our August 30, 2019 convertible debt due to non-payment of the required amortization payments due. Accordingly, the outstanding principal balance on date of default increased by 30% amounting to approximately $693,000, default interest shall accrue at 18%, and the default conversion terms shall apply. Additionally, in February 2020, we defaulted on our October 3, 2019 convertible debt due to non-payment of the required amortization payments due. Accordingly, the outstanding principal balance on date of default increased by 30% amounting to approximately $50,000, default interest shall accrue at 18%, and the default conversion terms shall apply. Our ability to meet our debt obligations and to reduce our level of indebtedness will depend on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

Our loan agreements impose restrictions on us that may prevent us from engaging in beneficial transactions.

We have a term loan pursuant to an Original Issue Discount Senior Secured Convertible Promissory Note dated June 18, 2018 and amended on April 9, 2019 (the “Bellridge Note”) from our company to Bellridge Capital, L.P. The Bellridge Note matures on August 31, 2020. At December 31, 2019, $1.81 million was outstanding under the Bellridge Note.

In addition, on August 30, 2019, we issued $2,469,840 aggregate principal amount of the Notes, which mature on November 30, 2020, and we have entered into other convertible notes and promissory notes during 2019 and 2020.

The terms of each of the Bellridge Note, the August 30, 2019 Notes, and other convertible and promissory notes contain covenants that restrict our ability to, among other things:

●	make certain payments, including the payment of dividends;

●	redeem or repurchase our capital stock;

●	incur additional indebtedness and issue preferred stock;

●	make investments or create liens;

●	merge or consolidate with another entity;

●	sell certain assets; and

●	enter into transactions with affiliates.

We have in the past breached certain covenants under the Bellridge Note that have resulted in various events of default under such note, which events of default have either been cured or waived by the lender thereunder. As of the date of this Annual Report, we were in default of some of the covenants. In January 2020, February 2020, and May 2020, we defaulted on the August 30, 2019 Notes and another convertible note due to non-payments of required amortization payments due. Any additional breach of any of note covenants could result in new defaults or events of default under the Bellridge Note, the August 30, 2019 Notes and other Notes, in which case, depending on the actions taken by the lender thereunder or its successor or assignee, such lender could elect to declare all amounts borrowed, together with accrued interest, to be due and payable. An event of default under any Note could also create an event of default under other Notes. If following an event of default we are unable to repay the borrowings or interest then due under our outstanding promissory notes, the lenders could proceed against their collateral. Further, if the indebtedness under any or all of our promissory notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Actual results could differ from the estimates and assumptions that we use to prepare our consolidated financial statements.

To prepare consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	the valuation of accounts receivable;

●	the useful life of property and equipment; the valuation of intangible assets;

●	the valuation of right of use asset and related liability;

●	assumptions used in assessing impairment of long-lived assets;

●	estimates of current and deferred income taxes and deferred tax valuation allowances;

●	the fair value of non-cash equity transactions;

●	the valuation of derivative liabilities; and

●	the fair value of assets acquired and liabilities assumed in business acquisitions.

At the time the estimates and assumptions are made, we believe they are accurate based on the information available. However, our actual results could differ from, and could require adjustments to, those estimates.

Risks Related To Our Industry

The transportation industry in which we compete is affected by general economic and business risks that are largely beyond our control.

The point-to-point transportation industry is highly cyclical, and our business is dependent on a number of factors, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, such as:

●	downturns in customers’ business cycles;

●	recessionary economic cycles;

●	changes in customers’ inventory levels and in the availability of funding for their working capital;

●	commercial driver shortages and increases in driver compensation;

●	industry compliance with a constantly changing regulatory environment;

●	excess delivery vehicle capacity in comparison with shipping demand; and

●	changes in government policies, tariffs and taxes.

The risks associated with these factors are heightened when the United States and/or global economy is weakened. Some of the principal risks during such times are as follows:

●	we may experience low overall freight levels, which may impair our asset utilization, because our customers’ demand for our services generally correlate with the strength of the United States and, to a lesser extent, global economy;

●	certain of our customers may face credit issues and cash flow problems, particularly if they encounter increased financing costs or decreased access to the capital markets, and such issues and problems may affect their ability to pay for our services;

●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ demands; and

●	customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight.

We also are subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, owner-operator contracted rates, interest rates, taxes, tolls, license and registration fees, insurance, trucks and other transportation equipment and healthcare for our employees.

Our suppliers’ business levels also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

In addition, events outside our control, such as strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, heightened security requirements, outbreaks of contagious disease including COVID-19 or other adverse public health developments could lead to reduced economic demand, reduced availability of credit or temporary closing of the shipping locations or United States borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

Our industry is highly competitive and fragmented, and our business and results of operations may suffer if we are unable to adequately address downward pricing and other competitive pressures.

We compete with many carriers of varying sizes, including some that may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness or other competitive advantages and including smaller, regional service providers that cover specific shipping lanes with specific customers or that offer niche services. We also compete, to a lesser extent, with some less-than-truckload carriers, railroads, and third-party logistics, brokerage, freight forwarding and other transportation companies. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

●	many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth or a downturn in the economy, which may limit our ability to maintain or increase freight rates, may require us to reduce our freight rates or may limit our ability to maintain or expand our business;

●	some shippers have reduced or may reduce the number of carriers they use by selecting core carriers as approved service providers and in some instances, we may not be selected;

●	many customers periodically solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to competitors;

●	the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, and we may have difficulty competing with them;

●	advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

●	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation;

●	competition from freight logistics and brokerage companies may negatively impact our customer relationships and freight rates;

●	we may have higher exposure to litigation risks as compared to other carriers; and

●	smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers’ abilities to compete with us.

Driver shortages and increases in driver compensation or owner-operator contracted rates could adversely affect our profitability and ability to maintain or grow our business.

Driver shortages in our industry have required, and could continue to require, us to spend more money to locate and retain company and owner-operator drivers. Our challenge with attracting and retaining qualified drivers primarily stems from intense market competition, which may subject us to increased payments for driver compensation and owner-operator contracted rates. Also, because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of company and owner-operator drivers. Compliance and enforcement with initiatives included in the CSA program implemented by the FMCSA and regulations adopted by the DOT relating to driver time and safety and fitness could also reduce the availability of qualified drivers. In addition, like most in our industry, we suffer from a high turnover rate of drivers, especially, with respect to company drivers, in the first 180 days of employment. The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing delivery vehicles. Further, with respect to owner-operator drivers, shortages can result from contractual terms or company policies that make contracting with us less desirable to certain owner-operator drivers. Due to the absence of long-term personal services contracts, owner-operators can quickly terminate their business relationships with us. If we are unable to continue to attract and retain a sufficient number of company and owner-operator drivers, we could be required to operate with fewer trucks and face difficulty meeting shipper demands or be forced to forego business that would otherwise be available to us, which developments could adversely affect our profitability and ability to maintain or grow our business.

Seasonality and the impact of weather and other catastrophic events adversely affect our operations and profitability.

Our operations are affected by the winter season because inclement weather impedes operations and some shippers reduce their shipments during winter. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and harsh weather that creates higher accident frequency, increased claims and higher equipment repair expenditures. We also may suffer from weather-related or other events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets or the assets of our customers or otherwise adversely affect the business or financial condition of our customers, any of which developments could adversely affect our results or make our results more volatile.

We may be adversely affected by fluctuations in the price or availability of diesel fuel.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances or imposition of tariffs, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our results of operations and financial condition. We have not used derivatives as a hedge against higher fuel costs in the past but continue to evaluate this possibility.

Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. We incur certain fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with empty miles or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture in any particular period the increased costs we pay for fuel, especially when prices are rising. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. There can be no assurance that our fuel surcharge program will be maintained indefinitely or will be sufficiently effective.

Increased prices for, or decreases in the availability of, new trucks and delivery vehicles and decreases in the value of used trucks and delivery vehicles could adversely affect our results of operations and cash flows.

Investment in new equipment is a significant part of our annual capital expenditures, and we require an available supply of trucks and other delivery vehicles from equipment manufacturers to operate and grow our business. In recent years, manufacturers have raised the prices of new trucks and other vehicles and equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emission system design requirements mandated by the EPA and various state agencies, which are intended to reduce emissions. For example, more restrictive EPA engine and emissions system design requirements became effective for engines built on or after January 1, 2010. In 2011, the EPA and the NHTSA established Phase 1 of a national program to reduce greenhouse gas emissions and establish new fuel efficiency standards for medium- and heavy-duty vehicles beginning for model year 2014 and extending through model year 2018. In October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending to model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. Greenhouse gas emissions regulations are likely to affect equipment design and cost. More recently, in November 2018, the EPA announced the Cleaner Trucks Initiative (CTI), pursuant to which it plans to propose and finalize a rulemaking updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. The EPA is expected to issue a proposed rulemaking to implement the CTI program in 2020. Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations and cash flows could be adversely affected.

We may face difficulty in purchasing or leasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (OEM) of tractors, trailers and other delivery vehicles may reduce their manufacturing output due to lower demand for their products in economic downturns or a shortage of component parts. Uncertainty as to future federal emission standards or possible future inconsistencies between federal and state emission standards may also serve to decrease such manufacturing output. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, we may face reduced supply levels and/or increased acquisition or lease costs. An inability to continue to obtain an adequate supply of new tractors or trailers for our operations could have a material adverse effect on our business, results of operations and financial condition.

During prolonged periods of decreased tonnage levels, we and other trucking companies may make strategic fleet reductions, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used trucks or other delivery vehicles, the general market value of such used equipment decreases. Used equipment prices are also subject to substantial fluctuations based on availability of financing and commodity prices for scrap metal. A depressed market for used equipment could require us to trade our truck or other delivery vehicles at depressed values or to record losses on disposal or an impairment of the carrying values of our equipment that is not protected by residual value arrangements. Trades at depressed values and decreases in proceeds under equipment disposals and impairment of the carrying values of our equipment could adversely affect our results of operations and financial condition.

We operate in a highly-regulated industry, and changes in existing laws or regulations, or liability under existing or future laws or regulations, could have a material adverse effect on our results of operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT. We, as well as our Company and owner-operator drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations and ergonomics. We may become subject to new, or amendment of existing, laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that may impose more restrictive regulations relating to such matters that may require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Possible changes to laws and regulations include:

●	increasingly stringent environmental laws and regulations, including changes intended to address NOx emissions as well as fuel efficiency and greenhouse gas emissions that are attributed to climate change;

●	restrictions, taxes or other controls on emissions;

●	regulation specific to the energy market and logistics providers to the industry;

●	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

●	driver and vehicle ELD requirements;

●	requirements leading to accelerated purchases of new trailers;

●	mandatory limits on vehicle weight and size;

●	driver hiring or retention restrictions;

●	increased bonding or insurance requirements; and

●	security requirements imposed by the DHS.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels and emissions, which may increase our or our independent affiliates’ operating costs, require capital expenditures or adversely impact the recruitment of drivers.

Restrictions on greenhouse gas emissions or climate change laws or regulations could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry, which, in turn, could adversely impact the demand for our services as well as our operations. Additionally, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector, which also could adversely impact the demand for our services and our operations. We also could lose revenue if our customers divert business from us because we have not complied with customer sustainability requirements. See “Item 1. Business - Regulation” for information regarding several governmental regulations that could significantly impact our business and operations.

Safety-related evaluations and rankings under the CSA program could adversely impact our relationships with our customers and our ability to maintain or grow our fleet, each of which could have a material adverse effect on our results of operations and profitability.

The CSA includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. Certain measurements and scores collected by the CSA from transportation companies are available to the general public on the FMCSA’s website.

Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in the CSA program or the underlying methodology used by the FMCSA to determine a carrier’s safety rating could change and, as a result, our ability to maintain an acceptable score could be adversely impacted. For example, pursuant to a 2015 federal statutory mandate, the FMCSA commissioned the National Academy of Sciences (NAS) to conduct a study and report upon the CSA program and its underlying Safety Measurement System (SMS), which is the FMCSA’s process for identifying patterns of non-compliance and issuing safety-fitness determinations for motor carriers. In June 2017, the NAS published a report on the subject providing specific recommendations and concluding, among other things, that the FMCSA should explore a more formal statistical model to replace the current SMS process. In June 2018, the FMCSA posted its response to the NAS study in a report to Congress, concluding, among other things, that it would develop and test a new model, the Item Response Theory (IRT), which would replace the SMS process currently used. The FMCSA was expected to commence small scale testing of the IRT model as early as September 2018, with full-scale testing expected to occur in April 2019 and possible program roll-out expected to occur in late 2019 but the testing schedule has been delayed. The FMCSA’s June 2018 response is under audit by the DOT Inspector General to assess consistency with the NAS recommendations, and the audit findings will guide the agency’s actions and timing with respect to testing of the IRT model as a potential replacement for the SMS. In the event and to the extent that the FMCSA adopts the IRT model in replacement of the SMS or otherwise pursues rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that we and other motor carriers could be adversely affected, as compared to consideration of the current standards. If we receive an unacceptable CSA score, whether under the current SMS process, the IRT model, should it be finalized and adopted, or as a result of some other safety-fitness determination, our relationships with customers could be damaged, which could result in a loss of business.

Additionally, the requirements of CSA could shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations and profitability.

We are subject to environmental and worker health and safety laws and regulations that may expose us to significant costs and liabilities and have a material adverse effect on our results of operations, competitive position and financial condition.

We are subject to stringent and comprehensive federal, state and local environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from our vehicles (including engine idling) and facilities, the health and safety of our workers in conducting operations, and adverse impacts to the environment. Under certain environmental laws, we could be subject to strict joint and several liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities we own or operate or previously owned or operated and at third-party sites where we disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving our vehicles. We often operate in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which we have incurred and may, in the future, incur remedial or other environmental liabilities. We also maintain above-ground and underground bulk fuel storage tanks and fueling islands at some of our facilities and vehicle maintenance operations at certain of our facilities. Our operations involve the risks of fuel spillage or seepage into the environment, environmental damage and unauthorized hazardous material spills, releases or disposal actions, among others.

Increasing efforts to control air emissions, including greenhouse gases, may have an adverse effect on us. Federal and state lawmakers have implemented, and are considering, a variety of new climate-change initiatives and greenhouse gas regulations that could increase the cost of new tractors, impair productivity and increase our operating expenses. For example, in 2011, the NHTSA and the EPA adopted final Phase 1 rules that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, including certain combination tractors’ model years 2014 to 2018 and, in October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. More recently, in November 2018, the EPA announced the CTI, pursuant to which it plans to propose and finalize a rulemaking updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. The EPA is expected to issue a proposed rulemaking to implement the CTI program in 2020.

Compliance with environmental laws and regulations may also increase the price of our delivery equipment and otherwise affect the economics of our industry by requiring changes in operating practices or by influencing the demand for, or the costs of providing, transportation services. For example, regulations issued by the EPA and various state agencies that require progressive reductions in exhaust emissions from diesel engines have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs. Also, in order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle and/or face a decrease in productivity. We are also subject to potentially stringent rulemaking related to sustainability practices, including conservation of resources by decreasing fuel consumption. This increased focus on sustainability practices may result in new regulations and/or customer requirements that could adversely impact our business.

If we have operational spills or accidents or if we are found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, we could incur significant costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations in a particular area. The occurrence of any one or more of these developments could have a material adverse effect on our results of operations, competitive position and financial condition. Environmental and worker health and safety laws are becoming increasingly more stringent and there can be no assurances that compliance with, or liabilities under, existing or future environmental and worker health or safety laws or regulations will not have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. See “Item 1. Business - Regulation” for information regarding several governmental regulations that could significantly affect our business and operations.

Our contractual agreements with our owner-operators expose us to risks that we do not face with our company drivers.

From time to time we have relied upon independent contractor owner-operators to perform the services for which we contract with customers. While our use of independent contractors has to date been limited, we may increase our usage of independent contractor owner-operators if we are unable to meet demand for our transportation services with our own delivery vehicles and drivers. Our reliance on independent contractor owner-operators creates numerous risks for our business. For example, if our independent contractor owner-operators fail to meet our contractual obligations or otherwise fail to perform in a manner consistent with our requirements, we may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that we provide to customers. If we fail to deliver on time, if our contractual obligations are not otherwise met, or if the costs of our services increase, then our profitability and customer relationships could be harmed.

The financial condition and operating costs of our independent contractor owner-operators are affected by conditions and events that are beyond our control and may also be beyond their control. Adverse changes in the financial condition of our independent contractor owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues or to cease their business relationships with our company. The prices we charge our customers could be impacted by such issues, which may in turn limit pricing flexibility with customers, resulting in fewer customer contracts and decreasing our revenues.

Independent contractor owner-operators may use tractors, trailers and other equipment bearing our trade names and trademarks. If one of our independent contractor owner-operators is subject to negative publicity, it could reflect on us and have a material adverse effect on our business, brand and financial performance. Under certain laws, we could also be subject to allegations of liability for the activities of our independent contractor owner-operators.

Owner-operators are third-party service providers, as compared to company drivers who are employed by us. As independent business owners, our owner-operators may make business or personal decisions that conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, an owner-operator may deny loads of freight from time to time. In these circumstances, we must be able to timely deliver the freight in order to maintain relationships with customers.

If our owner-operators are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our owner-operators are determined to be its employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We depend on third parties in our brokerage business, and service instability from these providers could increase our operating costs or reduce our ability to offer brokerage services, which could adversely affect our revenue, results of operations and customer relationships.

Our brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers. These third-party providers may seek other freight opportunities and may require increased compensation during times of improved freight demand or tight trucking capacity. Our inability to maintain positive relationships with, and secure the services of, these third parties, or increases in the prices we must pay to secure such services, could have an adverse effect on our revenue, results of operations and customer relationships. Our ability to secure the services of these third-party providers on competitive terms is subject to a number of risks, including the following, many of which are beyond our control:

●	equipment shortages in the transportation industry, particularly among contracted truckload carriers and railroads;

●	interruptions in service or stoppages in transportation as a result of labor disputes, seaport strikes, network congestion, weather-related issues, acts of God or acts of terrorism;

●	changes in regulations impacting transportation;

●	increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers; and

●	changes in transportation rates.

We are dependent on computer and communications systems, and a systems failure or data breach could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure, including operating and financial reporting systems. Our computer and communications system is critical in meeting customer expectations, effectively tracking, maintaining and operating our trucks and other delivery vehicles, directing and compensating our employees, and interfacing with our financial reporting system. Our financial reporting system receives, processes, controls and reports information for operating our business and for tabulation into our financial statements. We currently maintain our computer systems at multiple locations, including several of our offices and terminals and third-party data centers, along with computer equipment at each of our terminals. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond our control. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and investigate and remediate any information security vulnerabilities. A significant natural disaster or cyber-attack incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents or third-party capacity providers, expose us to a risk of loss or litigation, or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

Our business may be harmed by terrorist attacks, future wars or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such existing measures and future measures may have significant costs associated with them which a motor carrier is forced to bear. Moreover, large trucks carrying large freight are potential terrorist targets, and we may be obligated to take measures, including possible capital expenditures, intended to protect our trucks. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could continue to increase dramatically or such coverage could be unavailable in the future.

If our employees were to unionize, our operating costs could increase and our ability to compete could be impaired.

None of our employees are currently represented under a collective bargaining agreement; however, we always face the risk that our employees will try to unionize, and if our owner-operators were ever re-classified as employees, the magnitude of this risk would increase. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board (the “NLRB”) could render decisions or implement rule changes that could significantly affect our business and our relationship with employees, including actions that could substantially liberalize the procedures for union organization. For example, in December 2014, the NLRB implemented a final rule amending the agency’s representation-case proceedings that govern the procedures for union representation. Pursuant to this amendment, union elections can now be held within 10 to 21 days after the union requests a vote, which makes it easier for unions to successfully organize all employers, in all industries. In addition, we can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions.

Any attempt to organize by our employees could result in increased legal and other associated costs and divert management attention, and if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency and ability to generate acceptable returns on the affected operations. In particular, the unionization of our employees could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects because:

●	restrictive work rules could hamper our efforts to improve and sustain operating efficiency and could impair our service reputation and limit our ability to provide same-day or next-day services;

●	a strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships, and some shippers may limit their use of unionized trucking companies because of the threat of strikes and other work stoppages; and

●	an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Conversion and/or exercise of our convertible notes and/or warrants, has, and is likely to continue to dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes or exercised their warrants, has and may continue to depress the price of our common stock, and may impede our ability to raise funds in the future.

In conjunction with capital raising efforts in the summer and fall of 2019 and during the first quarter of 2020, the Company has made commitments to shareholders, convertible note holders and warrant holders to issue, or keep available for issuance, additional shares of common stock of the Company. However, the Company’s trading price quoted on OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.01 on April 21, 2020. This drop, together with anti-dilution protection features contained in our August 30, 2019 convertible note agreements and warrants that were triggered upon the issuance of convertible debt beginning in January 2020, the conversion prices of the notes fell to a fraction of a penny, the number of warrants outstanding increased to approximately 532,000,000, and the warrants became exercisable at less than a penny. Beginning in February 2020, note holders started converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock. The conversions and exercises have already caused considerable dilution of existing stockholders and holders who earlier converted their notes. The total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 306,416,819 on May 22, 2020.

These anti-dilution protection features only provide for one-way adjustment, therefore, even if the Company cures any events of default, and the trading price increases, the conversion and exercise prices of the notes and warrants will remain a fraction of a penny. As a result, the existing stockholders, including holders who earlier converted their notes or exercised their warrants, will continue to be subject to substantial dilution. Further, given the spike in the number of shares that the Company is now obligated to issue or keep available for issuance, the Company does not currently have sufficient authorized common stock to satisfy all of such commitments. The Company intends to seek shareholder approval to amend its Articles of Incorporation to increase the number of shares of common stock available for issuance and/or effect a reverse stock split to enable it to meet its obligations. The Company intends to file a preliminary proxy with the Securities and Exchange Commission in June 2020.

The past and potential future dilution, and the lack of sufficient authorized shares, also could make it more difficult for us to raise funds through future offerings of common stock, warrants or convertible securities, and could adversely impact the terms under which we could obtain additional capital. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion our convertible notes could be used to satisfy short positions.

Our shares of common stock are quoted on the OTC Pink Open Market and there is no active trading market for our common stock.

Our shares of common stock are traded on the OTC Pink Open Market. There is currently no active trading market for our common stock and our common stock has traded in recent years only on a limited basis. There can be no assurance that an active trading market for our common stock will develop or if one develops, it will be sustained.

If a public market for our common stock develops, it may be volatile. This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

The market price for shares of our common stock may be significantly affected by factors such as variations in quarterly and yearly operating results, general trends in the transportation and logistics industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock, if a market for it develops.

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

If we do not meet the listing standards of a national securities exchange, our investors’ ability to make transactions in our securities will be limited and we will be subject to additional trading restrictions.

Our common stock currently is traded over-the-counter on the OTC Pink market and is not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay cash dividends in the foreseeable future.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into our company to further its business strategy. Because we do not anticipate paying dividends in the future, the only opportunity for our stockholders to realize value in our common stock will likely be through a sale of those shares.

Future sales of our securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, or at prices per share below the current market price of our common stock, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our shares and our ability to raise capital. We may issue additional shares of common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. Moreover, sales of substantial amounts of shares in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock and make it more difficult for us to raise additional capital. See “Description of Securities – Warrants.”

Item 1b. Unresolved Staff Comments.

As of the filing of this Annual Report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 2. Properties.

Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458.

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

In December 2018, we entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through December 2023. From the lease commencement date until the last day of the 29th month, monthly rent is $14,000. At the beginning of the 30th month following the commencement date and through the end of the term, minimum rent will be $14,420 per month. We have one option to renew the term of this lease for an additional five years.

In July 2019, we entered into a 4.5-year lease agreement for the lease of office and warehouse space and parking spaces in New Jersey under a non-cancelable operating lease through February 2024. From the lease commencement date until the last day of the second lease year, monthly rent is $10,000. At the beginning of the 25th month following the commencement date and through the end of the term, minimum rent will be $10,500 per month. We have one option to renew the term of this lease for an additional five years. In July 2019, we paid a security deposit of $20,000.

In July 2019, we entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through August 2024. During the first year on the lease term, the base monthly rent is $18,000 and shall increase by 3% each lease year. Additionally, we pay the leased premises’ portion of operating expenses. We have one option to renew the term of this lease for an additional five years. As of December 31, 2019, we paid a security deposit of $18,000.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding that we believe would have a material adverse effect on our business, financial condition, or operating results.

Elrac LLC v. Prime EFS

On or about January 10, 2020, the Company’s subsidiary, Prime EFS, was named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from Elrac to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that Elrac believes were collected by the Company and not reimbursed to Elrac. Elrac subsequently moved for a default judgment against Prime EFS. By letter to the court dated March 9, 2020, Prime EFS opposed entry of a default judgment and contended that all claims in the Elrac Action were subject to mandatory arbitration clauses found in the individual lease agreements. On March 19, 2020, Elrac filed a stipulation dismissing the Elrac Action without prejudice and advised Prime EFS that it intends to file an arbitration at the American Arbitration Association alleging essentially identical claims. Elrac now claims it is owed not $382,000 but $240,000. To date, Elrac has not filed an arbitration against Prime EFS. In the event the arbitration is filed, Prime EFS will contest the case vigorously and assert counterclaims. Although the parties are currently exchanging information, the matter is in a preliminary stage and it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. Accordingly, as of December 31, 2019, the Company has reflected a liability of $440,000, the amount due under the default judgment, which has been included in contingency liability on the accompanying consolidated balance sheet.

BMF Capital v. Prime EFS LLC et al.

We entered into a settlement agreement on March 6, 2020, under which Prime EFS and certain related entities agreed to pay BMF Capital $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS Common Stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs) whereby BMF purchased specified percentages of Prime EFS’s total future accounts receivable up to certain agreed upon amounts in exchange for an upfront purchase price. Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. Under the March 6, 2020 settlement agreement, BMF could make claim for additional amounts and/or for recognition of the common stock warrants but to date it has not done so. In the event BMF pursues such a claim against Prime EFS, Prime EFS will contest the case vigorously. Since no such claim has in fact been filed in court, but merely threatened, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, it appears that the value of any such claim is under $10,000.

Bellridge Capital, L.P. and SCS, LLC v. TLSS

Currently, the Company is in an ongoing dispute between the Company and two investors in the Company, namely Bellridge and SCS, LLC (“SCS”). Among other things, Bellridge claims that the Company is in breach of its obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, an April 2019 promissory note. In an April 28, 2020 letter, Bellridge contends that TLSS owed Bellridge $1,978,557.76 as of that date. In a purported standstill agreement subsequently proposed by Bellridge, Bellridge claims TLSS owes it $2,271,099.83, a figure which allegedly includes default rate interest. Bellridge also claims that a subordination agreement it signed with the Company on August 30, 2019, was void ab initio. Bellridge has also demanded the conversion of approximately $20,000 in indebtedness into the common stock of the Company, a conversion which the Company has not effectuated because the parties did not come to agreement on a conversion price. Such agreement is required for Bellridge to exercise its conversion rights under an agreement dated April 9, 2019 between Bellridge and the Company. SCS alleges it was induced by fraud to exchange two million shares of Company preferred stock for Company common stock and was damaged thereby. The Company is currently in discussions with Bellridge, SCS and the Company’s senior secured lenders to see whether this dispute can be amicably resolved. In the event Bellridge and/or SCS pursues the above claims against the Company, the Company will contest the case vigorously. Since no such claims have in fact been filed in court, but merely threatened, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock has been quoted on OTC Pink market under the symbol “PTRA” through August 13, 2018 and “TLSS” beginning on August 14, 2018. Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market. The following table reflects the high and low bid price for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
Fiscal year ended December 31, 2019	First	$4.00	$1.00
	Second	$16.25	$4.25
	Third	$13.00	$8.58
	Fourth	$8.58	$3.55

	Quarter	High	Low
Fiscal year ended December 31, 2018	First	$9.97	$1.80
	Second	$6.25	$1.50
	Third	$10.00	$0.60
	Fourth	$2.75	$1.50

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

Holders

As of May 22, 2020, there were 72 record holders of our common stock, and there were 306,416,819 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

In October 2019, we issued 34,000 shares of our common stock and 34,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $85,000, or $2.50 per share, pursuant to unit subscription agreements.

On October 1, 2019, we issued 28,367 shares of its common stock and 28,367 warrants at an exercise price of $2.50 per share in connection with the conversion of notes payable of $57,500 and accrued interest of $13,417.

On October 2, 2019, we granted 300,000 shares of our common stock to a former employee for accounting services rendered. The shares were valued at $750,000, or $2.50 per share, based on contemporaneous common share sales. In connection with these shares, we recorded stock-based compensation of $750,000.

On October 3, 2019, we issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”), and warrants to purchase up to 66,401 shares of our common stock (the “October 3 Warrant”) pursuant to a Securities Purchase Agreement (the “October 3, 2019 Purchase Agreement”) with an accredited investor. Pursuant to the terms of the October 3, 2019 Purchase Agreement, we received net proceeds of $150,000, which is net of a 10% original issue discounts of $16,667. The October 3 Note bears interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default (as defined in the October 3 Note), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of these Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “October 3 Note Amortization Payment”), shall be due and payable, until the Maturity Date (as defined in the October 3 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The October 3 Note Amortization Payments shall be made in cash unless the holder requests it to be issued in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the holder requests an October 3 Note Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

The October 3 Note may be prepaid, provided that equity conditions, as defined therein, have been met (or any such failure to meet the equity conditions have been waived): (i) from original issuance date until and through the day that falls on the third month anniversary of the original issue date (the “October 3 Note 3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest, and (ii) after the 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), the holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering proceeds at the prices set forth above, or (y) exchange its October 3 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the October 3 Note. Except for a Public Offering and October 3 Note Amortization Payments, in order to prepay the October Note, the Company must provide at least 20 days’ prior written notice to the holder, during which time the holder may convert the October 3 note in whole or in part at the applicable conversion price. The October 3 Amortization Payments are considered prepayments and are subject to prepayment penalties equal to 115% of the October 3 Amortization Payment. In the event the Company consummates a Public Offering while the October 3 Note is outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the October 3 Note.

After the original issue date until the October 3 Note is no longer outstanding, the October 3 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the October 3 Note) means, as of any Conversion Date (as defined in the October 3 Note) or other date of determination, the lower of: (i) $2.51 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the October 3 Note) has occurred, regardless of whether such Event of Default (as defined in the October 3 Note) has been cured or remains ongoing, the October 3 Note shall be convertible at the lower of: (i) $2.51 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the October 3 Note) during the 20 consecutive Trading Day (as defined in the October 3 Note) period ending and including the Trading Day (as defined in the October 3 Note) immediately preceding the delivery or deemed delivery of the applicable notice of conversion (the “October 3 Default Conversion Price”). All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. This October 3 Note and the related October 3 Warrant include down-round provisions under which the October 3 Note Conversion Price and October 3 Warrant exercise price were reduced on a full-ratchet basis, to a fraction of a penny due to the adjusted conversion price of certain other convertible notes issued by the Company. See Note 8 to the consolidated financial statements for additional details.

The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date October 3 Warrant became exercisable. Under the terms of the October 3 Warrant, the holder is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant.

In February 2020, due to the default of the February 2020 Amortization Payment, the October 3, 2019 convertible note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $50,000, default interest shall accrue at 18%, and the default conversion terms shall apply.

On October 14, 2019 and November 7, 2019, we entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, we issued and sold to an investor convertible promissory notes in the aggregate principal amount of $500,000 (the “Fall 2019 Notes”) and we received cash proceeds of $500,000. The Fall 2019 Notes bear interest at 10% per annum. The October 14, 2019 note of $300,000 becomes due and payable on October 14, 2020 and the November 7, 2019 becomes due and payable on November 7, 2020. Commencing on the seven-month anniversary and continuing each month thereafter through the maturity date, payments of principal and interest shall made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable.

The Company has the right to prepay in cash all or a portion of the outstanding principal due under the Fall 2019 Notes. The Company must provide the holder with written notice at least twenty business days prior to the date on which the Company will deliver payment of accrued interest and all or a portion, in $100,000 increments, of the principal.

Each Fall 2019 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise. The Fall 2019 Notes do not contain anti-dilutive provisions. In May 2020, due to the default of a May 2020 Amortization Payment, the October 14, 2019 convertible note was deemed in default. Accordingly, default interest shall accrue at 18% and the Note became due on the date of default.

Beginning in January 2020 and continuing through the date of this Annual Report, we have closed on a series of Securities Purchase Agreements with several accredited investors (the “2020 Purchase Agreements”). Pursuant to the terms of these 2020 Purchase Agreement, we have issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,095,500 (the “2020 Notes”), and warrants to purchase up to 838,200 shares of the Company’s common stock (the “2020 Warrants”). We received net proceeds of $1,905,000, which is net of a 10% original issue discounts of $190,500. The 2020 Notes bear interest at 6% per annum and becomes due and payable on the date that is the 24-month anniversary of the original issue date of the respective 2020 Note. During the existence of an Event of Default (as defined in the applicable 2020 Note), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each 2020 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, a “2020 Note Amortization Payment”), shall be due and payable, until the Maturity Date (as defined in the applicable 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The 2020 Note Amortization Payments shall be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (each, a “2020 Note Stock Payment”). If a holder of a 2020 Note requests a 2020 Note Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable 2020 Note) during the five Trading Day (as defined in the applicable 2020 Note) period prior to the due date of such 2020 Note Amortization Payment.

The 2020 Notes may be prepaid, provided that equity conditions, as defined in the 2020 Notes, have been met (or any such failure to meet the equity conditions have been waived): (i) from each 2020 Note’s respective original issuance date until and through the day that falls on the third month anniversary of such original issue date (each a “2020 Note 3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the 2020 Note and accrued and unpaid interest, and (ii) after the 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the 2020 Note and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), each holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering Proceeds at the prices set forth above, or (y) exchange its 2020 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold its 2020 Note(s). Except for a Public Offering and 2020 Note Amortization Payments, in order to prepay a 2020 Note, the Company must provide at least 30 days’ prior written notice to the holder thereof, during which time the holder may convert its 2020 Note in whole or in part at the applicable conversion price. The 2020 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the 2020 Note Amortization Payment. In the event the Company consummates a Public Offering while the 2020 Notes are outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the 2020 Notes.

After the original issue date of a 2020 Note until such 2020 Note is no longer outstanding, such 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the applicable 2020 Note) means, as of any date of determination, $0.40 per share, subject to adjustment as provided herein. If an Event of Default (as defined in the 2020 Notes) has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the 2020 Notes are convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the applicable 2020 Note) during the 20 consecutive Trading Day (as defined in the applicable 2020 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion (the “2020 Note Default Conversion Price”). All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately. The 2020 Notes contain down-round protection under which the 2020 Note Conversion Price was reduced on a full-ratchet basis, to a fraction of a penny due to the adjusted conversion price of certain other convertible notes issued by the Company.

The 2020 Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the 2020 Warrants become exercisable. Under the terms of the 2020 Warrants, the investors are entitled to exercise the 2020 Warrants to purchase up to 838,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective 2020 Warrants.

Due to the default of Amortization Payments due on our August 30, 2019 Notes and other Notes as discussed elsewhere, these convertible notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $629,000, default interest shall accrue at 18%, and the default conversion terms shall apply.

The securities described in this section were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information in this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and their third-party suppliers and sellers. To serve our customers while also providing for the safety of our employees and service providers, we have adapted numerous aspects of our logistics and transportation processes. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.

As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had minimal effects on our results of operations. We are experiencing higher net sales which reflects increased demand, particularly as more people are staying at home, for household staples and other essential products, partially offset by decreased demand for discretionary consumer products, delayed procurement and shipment of non-priority products, and supply chain interruptions. Other effects include increased fulfillment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. We expect to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfillment costs and cost of sales as a percentage of net sales through at least Q2 2020, although it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on our results of operations during 2020, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

Overview

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008. We operate through our subsidiaries as a leading logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery and line haul services for one of the world’s leading online retailer.

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016. This share exchange was treated as a reverse merger and recapitalization of Save On for financial reporting purposes since the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Reverse Merger were replaced with the historical financial statements of Save On before the Reverse Merger. The balance sheets at their historical cost basis of both entities were combined at the merger date and the results of operations from the merger date forward include the historical results of Save On and results of TLSS from the merger date forward. On May 1, 2019, the Company entered into another share exchange agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On and on April 16, 2019, Mr. Yariv ceased to be an officer or director of the Company.

On June 18, 2018 (the “Acquisition Date”), we completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime EFS”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime EFS members on the Acquisition Date (the “SPA”). Prime EFS is a New Jersey based transportation company with a focus on deliveries for online retailers in New York, New Jersey and Pennsylvania.

On July 24, 2018, we formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis is based on the consolidated financial statements contained in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The consolidated financial statements for the years ended December 31, 2019 and 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

For the Company’s Prime EFS and Shypdirect business activities, we recognize revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. We do not incur incremental costs obtaining service orders from our Prime EFS customers, however, if we did, because all of Prime EFS and Shypdirect’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that we recognize arises from deliveries of packages on behalf of the Company’s customers. Primarily, our performance obligations under these service orders correspond to each delivery of packages that we make under the service agreements. Control of the delivery transfers to the recipient upon delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

Management has reviewed the revenue disaggregation disclosure requirements pursuant to ASC 606 and determined that no further disaggregation disclosure is required to be presented.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. We have elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

For the year ended December 31, 2019 compared with the year ended December 31, 2018

The following table sets forth our revenues, expenses and net loss for the year ended December 31, 2019 and 2018. The financial information below is derived from our consolidated financial statements included in this Annual Report.

	For the Year Ended December 31,
	2019	2018
Revenues	$31,356,251	$13,620,160
Cost of revenues	28,752,889	12,785,425
Gross profit	2,603,362	834,735
Operating expenses	22,893,963	7,903,885
Loss from operations	(20,290,601)	(7,069,150)
Other (expenses) income	(23,892,435)	(7,509,386)
Loss from continuing operations	(44,183,036)	(14,578,536)
(Loss) income from discontinued operations	(681,426)	100,379
Net loss	$(44,864,462)	$(14,478,157)

Results of Operations

Revenues

For the year ended December 31, 2019, our revenues from continuing operations were $31,356,251 as compared to $13,620,160 for the year ended December 31, 2018, an increase of $17,736,091, 130.2%. This increase was primarily a result of our acquisition of Prime EFS on June 18, 2018. Additionally, the increase is partially attributable to an increase in last-mile deliveries performed and the inclusion of revenues in the 2019 period from box truck delivery services where we transport product from a distribution center to the post office. We did not perform box truck delivery services during the 2018 period. For the years ended December 31, 2019 and 2018, revenue attributable to the business of Prime EFS, which focuses on deliveries for online retailers in New York, New Jersey and Pennsylvania, amounted to $29,284,415 and $13,411,210, respectively. For the years ended December 31, 2019 and 2018, revenue related to our subsidiary, Shypdirect amounted to $2,071,836 and $208,950, respectively. We began generating revenues from our Shypdirect business in September 2018.

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

Cost of Revenue

For the year ended December 31, 2019, our cost of revenues from continuing operations were $28,752,889 compared to $12,785,425 for the year ended December 31, 2018, an increase of $15,967,464, or 124.95%. For the years ended December 31, 2019 and 2018, cost of revenue attributable to the business of Prime EFS amounted to $26,227,819 and $12,456,635, respectively. For the years ended December 31, 2019 and 2018, cost of revenue related to our subsidiary, Shypdirect amounted to $2,525,070 and $328,790, respectively. Cost of revenues relating to our Prime EFS and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. The increase was a direct result of our acquisition of Prime EFS on June 18, 2018 and an increase in routes serviced.

Gross Profit

For the year ended December 31, 2019, our gross profit was $2,603,362, or 8.3% of revenue, as compared to $834,735, or 6.1% of revenue, for the year ended December 31, 2018, an increase of $1,768,627. The increase in gross profit primarily resulted from the acquisition of Prime EFS on June 18, 2018. For the year ended December 31, 2019, gross profit reflects a full year of operating activity for Prime EFS whereas gross profit for the year ended December 31, 2018 only reflects operating activity of Prime EFS following acquisition on June 18, 2018. For the years ended December 31, 2019 and 2018, gross profit and gross profit percentage for Prime EFS amounted to $3,056,596, or 10.4%, and $954,575, or 7.1%, respectively. For the years ended December 31, 2019 and 2018, gross (loss) and gross (loss) percentage for Shypdirect amounted to $(453,234), or (21.9)%, and $(119,840), or (57.3)%, respectively.

Operating Expenses

For the year ended December 31, 2019, total operating expenses amounted to $22,893,963 as compared to $7,903,885 for the year ended December 31, 2018, an increase of $14,990,078, or 189.6%. For the years ended December 31, 2019 and 2018, operating expenses consisted of the following:

	For the Year Ended December 31,
	2019	2018
Compensation and related benefits	$13,158,040	$4,531,798
Legal and professional Fees	2,096,359	1,993,130
Rent	419,249	23,100
General and administrative expenses	2,791,272	1,355,857
Contingency loss	586,784	-
Impairment expense	3,842,259	-
Total Operating Expense	$22,893,963	$7,903,885

Compensation and related benefits

For the year ended December 31, 2019, compensation and related benefits amounted to $13,158,040 compared to $4,531,798 for the year ended December 31, 2018, an increase of $8,626,242. Compensation and related benefits for the years ended December 31, 2019 and 2018 included stock-based compensation of $8,200,809 and $3,090,000 respectively, an increase of $5,110,809, from the granting of shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered. During the year ended December 31, 2019, compensation and related benefits attributed to the business of Prime EFS, which was acquired on June 18, 2018, were $3,528,256, compensation and related benefits attributed to the business of Shypdirect was $1,355,815, and we incurred compensation and related benefit of $8,273,969 in TLSS. During the year ended December 31, 2018, compensation and related benefits attributed to the business of Prime EFS, which was acquired on June 18, 2018, was $1,385,620, compensation and related benefits attributed to the business of Shypdirect was $56,208, and we incurred compensation expense of $3,090,000 in TLSS. The overall increase in compensation and related benefits was attributable to an increase in stock-based compensation, the acquisition of Prime EFS on June 18, 2018, an increase in compensation paid to significant employees and the hiring of additional staff.

Legal and professional fees

For the year ended December 31, 2019, legal and professional fees were $2,096,359 as compared to $1,993,130 for the year ended December 31, 2018, an increase of $103,229, or 5.2%. During the years ended December 31, 2019 and 2018, we incurred stock-based consulting fees of $325,395 and $1,236,000 respectively from the issuance of our common shares to consultants for business development services rendered, a decrease of $910,605. This decrease was offset by an increase in accounting fees attributable to an increase in auditing fees and the hiring of third party accountants to assist with our accounting and financial reporting needs, an increase in legal fees attributable to an increase in financing and legal activities, an increase in consulting fees, and an increase in other professional fees incurred during 2019.

Rent expense

For the year ended December 31, 2019, rent expense was $419,249 as compared to $23,100 for the year ended December 31, 2018, an increase of $396,149. This increase was attributable to a significant expansion in office, warehouse and parking spaces pursuant to short and long-term operating leases related to the Prime EFS and Shypdirect businesses.

General and administrative expenses

For the year ended December 31, 2019, general and administrative expenses were $2,791,272 as compared to $1,355,857 for the year ended December 31, 2018, an increase of $1,435,415, or 105.9%. This increase is primarily attributable to an increase in general administrative expenses of $767,484 and an increase in depreciation and amortization of $305,543. For the year ended December 31, 2019, general and administrative expenses included a full year of operating activities. For the year ended December 31, 2018, general and administrative expenses included only general and administrative expenses occurring after the acquisition of Prime EFS on June 18, 2018 to December 31, 2018. The increase in depreciation and amortization expense was related to an increase in amortization of intangible assets of $258,894 and an increase in depreciation expense of $46,649.

Contingency loss

For the year ended December 31, 2019, contingency loss amounted to $586,784 as compared to $0 for the year ended December 31, 2018, an increase of $586,784. On or about January 10, 2020, we were named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from Elrac to conduct its business. In connection with this dispute, we wrote off all remaining deposits held by Elrac and accrued any additional potential amount due to Elrac. Though we are currently exchanging information with Elrac, the matter is in a preliminary stage and it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Impairment loss

During the year ended December 31, 2019, management tested the intangible asset for impairment. Based on our analysis, we recorded intangible asset impairment expense of $3,842,259 in the consolidated statement of operations for the year ended December 31, 2019. Such analysis considered future cash flows and other industry factors. No impairment expense was recorded during the year ended December 31, 2018.

Loss from Operations

For the year ended December 31, 2019, loss from operations amounted to $20,290,601 as compared to $7,069,150 for the year ended December 31, 2018, an increase of $13,221,451, or 187.0%.

Other Expenses (Income)

Total other expenses (income) include interest expense, derivative expense, loan fees, gain on debt extinguishment, and a bargain purchase gain. For the year ended December 31, 2019 and 2018, other expenses (income) consisted of the following:

	For the Year Ended December 31,
	2019	2018
Interest expense	$6,318,122	$1,720,075
Interest expense – related parties	222,328	193,617
Loan fees	601,121	-
Bargain purchase gain	-	(203,588)
Gain on extinguishment of debt	(39,090,168)	-
Derivative expense	55,841,032	5,799,282
Total Other Expense, net	$23,892,435	$7,509,386

For the years ended December 31, 2019 and 2018, aggregate interest expense was $6,540,450 and $1,913,692, respectively, an increase of $4,626,758. The increase in interest expense resulted from an increase in interest-bearing loans with high original issue discounts and high interest rates and an increase in the amortization of original issue discount.

For the year ended December 31, 2019, loan fees were $601,121. In connection with previous promissory notes payable, on June 11, 2019, we issued 55,000 warrants to purchase 55,000 shares of common at an exercise price of $1.00 per share. On June 11, 2019, the Company calculated the fair value of these warrants as $601,121 which was expensed and included in loan fees on the accompanying consolidated statement of operations. We did not have such expense during the year ended December 31, 2018.

In connection with the acquisition of Prime EFS, for the year ended December 31, 2018, we recognized $203,588 of bargain purchase gain. The bargain purchase gain of $203,588 represents the amount by which the acquisition-date fair value of the net assets acquired exceeded the fair value of the consideration paid.

For the year ended December 31, 2019, gain on extinguishment of debt was $39,090,168. On April 9, 2019, in connection with certain debt modifications, debt repayments, share issuances and warrants cancellations, the Company recorded a gain on debt extinguishment of $43,781,016, Additionally, we recorded a loss on extinguishment of debt of $4,690,848 related the issuance of warrants and changes in conversion prices related to the conversion of debt. During the year ended December 31, 2018, we did not record any loss or gain on debt extinguishment.

For the year ended December 31 2019 and 2018, derivative expense was $55,841,032 and $5,799,282, respectively, an increase of $50,041,750. During the year ended December 31, 2019, we adjusted our derivative liabilities to fair value and recorded derivative expense. This significant change was attributable to a high quoted stock price and having more financials instruments treated as derivatives, including embedded conversion options and warrants, as compared to the comparable 2018 period.

Loss from Continuing Operations

For the year ended December 31, 2019, loss from continuing operations amounted to $44,183,036 as compared to $14,578,536 for the year ended December 31, 2018, an increase of $29,604,500, or 203.1%.

 Discontinued Operations

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Accordingly, we reflected Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The businesses of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. For the year ended December 31, 2019 and 2018, (loss) income from discontinued operations amounted to $(681,426) and $100,379, respectively. During the year ended December 31, 2019, we recorded stock-based option expense related to the 80,000 options granted to Save On employees of $700,816, which is included in loss from discontinued operations.

Net Loss

Due to factors discussed above, for the years ended December 31, 2019 and 2018, net loss amounted to $44,864,462 and $14,478,157, respectively. For the years ended December 31, 2019 and 2018, net loss attributable to common shareholders which included a deemed dividend related to price protection of $981,548 and $0, amounted to $45,846,010, or $(4.80) per basic and diluted common share, and $14,478,157, or $(5.75) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2019, we had a cash balance of $50,026. Our working capital deficit was $13,513,502 at December 31, 2019. We reported a net decrease in cash for the year ended December 31, 2019 of $246,170.

We do not believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations.

Recent developments

On March 13, 2019, we entered into a convertible note agreement with Wendy Cabral, an individual, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this note of $7,500 was due and payable. Interest was to accrue with respect to the unpaid principal sum identified above until such principal was paid or converted as provided below at a rate equal to 18% per annum compounded annually. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with its terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount that is being converted by $1.37. On July 12, 2019, we entered into a Note Conversion Agreement with Ms. Cabral. In connection with this Note Conversion Agreement, we issued 203,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $500,000 and accrued interest payable of $7,500, and we also issued Ms. Cabral warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years.

On April 9, 2019, we entered into an agreement with Bellridge Capital, L.P. (“Bellridge”) that modifies our existing obligations to Bellridge as follows:

●	the overall principal amount of that certain Convertible Promissory Note, dated June 18, 2018, issued by the Company in favor of Bellridge (the “Bellridge Note”) was reduced from the original principal amount of $2,497,502 (principal amount of $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common shares;
●	the maturity date of the Bellridge Note was extended to August 31, 2020;
●	the interest rate was reduced from 10% to 5% per annum;
●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Note;
●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company shall use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Bellridge Note;
●	the convertibility of the Bellridge Note will now be amended such that the Bellridge Note shall only be convertible at a conversion price to be mutually agreed upon between the Company and the holder. As of the date of this report, the Company and holder have not mutually agreed on a conversion price, Since the conversion terms are unknown, we will account for this conversion feature when the contingency is resolved;
●	the registration rights previously granted to Bellridge have now been eliminated; and
●	those certain Warrants, dated June 18, 2018 and December 27, 2018, respectively, issued by the Company in favor of Bellridge shall be cancelled and of no further force or effect. In exchange, the Company will issue Bellridge 360,000 shares of restricted common stock.

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

On April 9, 2019, we entered into agreements with all holders of their Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2.6 million shares of common stock.

On April 11, 2019, we entered into a convertible note agreement with Westmount Financial Limited Partnership, an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this note of $30,000 was due and payable. Interest was to accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this note that is being converted by $11.81. On July 12, 2019, we entered into a Note Conversion Agreement with this Westmount Financial Limited Partnership. In connection with this Note Conversion Agreement, we issued 812,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, we also issued to Westmount Financial Limited Partnership warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

On August 30, 2019, we issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “August 2019 Notes”), and warrants to purchase up to 987,940 shares of our common stock (the “August 2019 Warrants”) pursuant to a Securities Purchase Agreement (the “August 2019 Purchase Agreement”) with accredited investors. We received net proceeds of $295,534, which is net of a 10% original issue discounts of $246,984 and origination fees of $61,101, and is net of $1,643,367 for the repayment of notes payable, and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into these August 2019 Notes. The August 2019 Notes bear interest at 10% per annum and become due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of these August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, a “August 2019 Note Amortization Payment”), became due and payable, until the Maturity Date (as defined in the August 2019 Notes), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The August 2019 Note Amortization Payments shall be made in cash unless the investor requests it to be issued in our common stock in lieu of a cash payment (each, an “August 2019 Note Stock Payment”). If the requests an August 2019 Note Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable August 2019 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Note Amortization Payment. After the original issue date until the August 2019 Notes are no longer outstanding, the August 2019 Notes are convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the August 2019 Notes) means, as of any Conversion Date (as defined in the August 2019 Notes) or other date of determination, the lower of: (i) $2.50 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the August 2019 Notes) has occurred, regardless of whether such Event of Default (as defined in the August 2019 Notes) has been cured or remains ongoing, these August 2019 Notes shall be convertible at the lower of: (i) $2.50 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the August 2019 Notes) during the 20 consecutive Trading Day (as defined in the August 2019 Notes) period ending and including the Trading Day (as defined in the August 2019 Notes) immediately preceding the delivery or deemed delivery of the applicable notice of conversion (the “August 2019 Default Conversion Price”). In January 2020, we defaulted on our August 30, 2019 convertible debt due to non-payment of the required amortization payment due. Accordingly, the outstanding principal balance on date of default increased by 30% amounting to approximately $690,000, default interest shall accrue at 18%, and the default conversion terms now apply as described above. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. These August 2019 Notes and related August 2019 Warrants include a down-round provision under which the August 2019 Note Conversion Price and August 2019 Warrant exercise price were reduced, on a full-ratchet basis, to a fraction of a penny due to the default on the August 2019 Notes triggering the August 2019 Default Conversion Price. See Note 8 to the consolidated financial statements for additional details.

On October 3, 2019, we issued and sold to an investor the October 3 Note, a convertible promissory note in the principal amount of $166,667, and the October 3 Warrant, a warrant to purchase up to 66,401 shares of our common stock pursuant to the October 3 Purchase Agreement, a Securities Purchase Agreement with an accredited investor, dated as of October 3, 2019. Pursuant to the terms of the October 3, 2019 Purchase Agreement, we received net proceeds of $150,000, which is net of a 10% original issue discounts of $16,667. The October 3 Note bears interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default (as defined in the October 3 Note), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the October 3 Note, an October 3 Note Amortization Payment, a monthly payment of interest and monthly principal payments, based on a 12 month amortization schedule, shall be due and payable each month, until the Maturity Date (as defined in the October 3 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The October 3 Note Amortization Payments shall be made in cash unless the holder requests it to be issued as an October 3 Note Stock Payment in the Company’s common stock in lieu of a cash payment. If the holder requests an October 3 Note Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

The October 3 Note may be prepaid, provided that equity conditions, as defined therein, have been met (or any such failure to meet the equity conditions have been waived): (i) from original issuance date until and through the October 3 Note 3 Month Anniversary, day that falls on the third month anniversary of the original issue date at an amount equal to 105% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest, and (ii) after the October 3 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, which is a registered public offering of securities for its own account, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering proceeds at the prices set forth above, or (y) exchange its October 3 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the October 3 Note. Except for a Public Offering and October 3 Note Amortization Payments, in order to prepay the October Note, the Company must provide at least 20 days’ prior written notice to the holder, during which time the holder may convert the October 3 note in whole or in part at the applicable conversion price. The October 3 Amortization Payments are considered prepayments and are subject to prepayment penalties equal to 115% of the October 3 Amortization Payment. In the event the Company consummates a Public Offering while the October 3 Note is outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the October 3 Note.

After the original issue date until the October 3 Note is no longer outstanding, the October 3 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the October 3 Note) means, as of any date of determination, the lower of: (i) $2.51 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the October 3 Note) has occurred, regardless of whether such Event of Default (as defined in the October 3 Note) has been cured or remains ongoing, the October 3 Note shall be convertible at the October 3 Default Conversion Price, which is the lower of: (i) $2.51 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the October 3 Note) during the 20 consecutive Trading Day (as defined in the October 3 Note) period ending and including the Trading Day (as defined in the October 3 Note) immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. This October 3 Note and the related October 3 Warrant include down-round provisions under which the October 3 Note Conversion Price and October 3 Warrant exercise price were reduced on a full-ratchet basis, to a fraction of a penny due to the adjusted conversion price of certain other convertible notes issued by the Company.

The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date October 3 Warrant became exercisable. Under the terms of the October 3 Warrant, the holder is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant.

In February 2020, due to the default of the February 2020 Amortization Payment, the October 3, 2019 convertible note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $50,000, default interest shall accrue at 18%, and the default conversion terms shall apply as described above. See Note 8 to the consolidated financial statements for additional details.

On October 14, 2019 and November 7, 2019, we entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, we issued and sold to an investor the Fall 2019 Notes, which are convertible promissory notes in the aggregate principal amount of $500,000 and we received cash proceeds of $500,000. The Fall 2019 Notes bear interest at 10% per annum. The October 14, 2019 note of $300,000 becomes due and payable on October 14, 2020 and the November 7, 2019 becomes due and payable on November 7, 2020. Commencing on the seven-month anniversary and continuing each month thereafter through the maturity date, payments of principal and interest shall made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable.

The Company has the right to prepay in cash all or a portion of the outstanding principal due under the Fall 2019 Notes. The Company must provide the holder with written notice at least twenty business days prior to the date on which the Company will deliver payment of accrued interest and all or a portion, in $100,000 increments, of the principal.

Each Fall 2019 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise. The Fall 2019 Notes do not contain anti-dilutive provisions. In May 2020, due to the default of the May 2020 Amortization Payment, this convertible note was deemed in default.

From August 2019 to October 2019, we issued 619,000 shares of our common stock and 619,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $1,547,500, or $2.50 per share, pursuant to unit subscription agreements. These issuances have no anti-dilution protection.

From November 22, 2019 to December 31, 2019, we entered into several secured Merchant Loans in the aggregate amount of $2,283,540. We received net proceeds of $1,355,986, net of original issue discounts and origination fees of $927,554. Pursuant to these several secured Merchant Loans, we were required to pay the noteholders by making daily and/or weekly payments on each business day or week until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, we repaid an aggregate of $464,344 of the loans. At December 31, 2019, notes payable related to these secured merchant loans amounted to $1,057,074, which consists of $1,819,196 of principal balance due and is net of unamortized debt discount of $762,122. Subsequent to December 31, 2019, we settled and repaid substantially all of these notes.

Beginning in January 2020 and continuing through the date of this Annual Report, we have closed on the 2020 Purchase Agreements, a series of Securities Purchase Agreements with several accredited investors. Pursuant to the terms of these 2020 Purchase Agreement, we have issued and sold to investors the 2020 Notes, which are convertible promissory notes in the aggregate principal amount of $2,095,500, and the 2020 Warrants, which are warrants to purchase up to 838,200 shares of the Company’s common stock. We received net proceeds of $1,905,000, which is net of a 10% original issue discounts of $190,500. The 2020 Notes bear interest at 6% per annum and becomes due and payable on the date that is the 24-month anniversary of the original issue date of the respective 2020 Note. During the existence of an Event of Default (as defined in the applicable 2020 Note), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each 2020 Note, a 2020 Note Amortization Payment, a monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule, shall be due and payable each month, until the Maturity Date (as defined in the applicable 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The 2020 Note Amortization Payments shall be made in cash unless the investor requests it to be issued as a 2020 Note Stock Payment in the Company’s common stock in lieu of a cash payment. If a holder of a 2020 Note requests a 2020 Note Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable 2020 Note) during the five Trading Day (as defined in the applicable 2020 Note) period prior to the due date of such 2020 Note Amortization Payment.

The 2020 Notes may be prepaid, provided that equity conditions, as defined in the 2020 Notes, have been met (or any such failure to meet the equity conditions have been waived): (i) from each 2020 Note’s respective original issuance date until and through each 2020 Note’s respective 2020 Note 3 Month Anniversary, which is the day that falls on the third month anniversary of such 2020 Note’s original issue date at an amount equal to 105% of the aggregate of the outstanding principal balance of the 2020 Note and accrued and unpaid interest, and (ii) after the applicable 2020 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the 2020 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, which is a registered public offering of securities for its own account, each holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering Proceeds at the prices set forth above, or (y) exchange its 2020 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold its 2020 Note(s). Except for a Public Offering and 2020 Note Amortization Payments, in order to prepay a 2020 Note, the Company must provide at least 30 days’ prior written notice to the holder thereof, during which time the holder may convert its 2020 Note in whole or in part at the applicable conversion price. The 2020 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the 2020 Note Amortization Payment. In the event the Company consummates a Public Offering while the 2020 Notes are outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the 2020 Notes.

After the original issue date of a 2020 Note until such 2020 Note is no longer outstanding, such 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the applicable 2020 Note) means, as of any Conversion Date or other date of determination, $0.40 per share, subject to adjustment as provided herein. If an Event of Default (as defined in the 2020 Notes) has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the 2020 Notes are convertible at the 2020 Note Default Conversion Price which is the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the applicable 2020 Note) during the 20 consecutive Trading Day (as defined in the applicable 2020 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately. The 2020 Notes contain down-round protection under which the 2020 Note Conversion Price was reduced on a full-ratchet basis, to a fraction of a penny due to the adjusted conversion price of certain other convertible notes issued by the Company.

The 2020 Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the 2020 Warrants become exercisable. Under the terms of the 2020 Warrants, the investors are entitled to exercise the 2020 Warrants to purchase up to 838,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective 2020 Warrants.

Due to the default of Amortization Payments due on our August 30, 2019 Notes and other Notes, these convertible notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $629,000, default interest shall accrue at 18%, and the default conversion terms shall apply.

Conversions of Convertible Notes

The Company’s trading price quoted on OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.01 on April 21, 2020. This drop, together with anti-dilution protection features contained in the August 30, 2019 convertible Notes and Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, the conversion prices of the notes fell to a fraction of a penny and the Warrants became exercisable at $0.40 per share. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock. During the period from February 25, 2020 to May 14, 2020, we issued 294,584,216 shares of our common stock in connection with the conversion of convertible notes payable of $2,068,131, accrued interest and default interest of $473,402, and fees of $5,000. The conversion price was based on contractual terms of the related debt. Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 306,416,819 on May 22, 2020.

These anti-dilution protection features only provide for one-way adjustment, therefore, even if the Company cures any events of default, and the trading price increases, the conversion and exercise prices of the notes and warrants will remain a fraction of a penny. As a result, the Company has made commitments to shareholders, convertible note holders and warrant holders to issue, or keep available for issuance, large quantities of additional shares of common stock. The Company does not currently have sufficient authorized common stock to satisfy all of such commitments. The Company intends to seek shareholder approval to amend its Articles of Incorporation to increase the number of shares of common stock available for issuance and effect a reverse stock split to enable it to meet its obligations. The Company intends to file a preliminary proxy with the Securities and Exchange Commission in June 2020.

Upon completion of the amendment and resulting increase in the number of authorized shares, the Company will cause all committed shares to be issued or reserved for issuance, as applicable. After completing such issuances and reservations, the Company intends to assess its options for optimizing its capital structure so that it can pursue and secure the financing required to execute its plans to grow its business through organic means of geographic and service line expansion and through the acquisition of selected businesses or properties.

The Company is currently authorized to issue up to 500,000,000 shares of its common stock. As a result of anti-dilution adjustment provisions in the Company’s convertible notes and warrants and the reserve rights of certain noteholders and warrant holders, as of May 22, 2020 TLSS has 306,416,819 shares issued and outstanding, 193,583,181 shares that are reserved for conversions of specified note and warrant holders and no shares that are reserved for unspecified note and warrant holders.

Paycheck Protection Program Promissory Note

On April 15, 2020, our subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan”) with M&T Bank in the amount of $2,941,212 under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS has used and plans to continue to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 16, 2020.

On April 2, 2020, our subsidiary, Shypdirect, entered into a Paycheck Protection promissory note (the “Shypdirect PPP Loan” and together with the Prime EFS PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $504,940 under the SBA CARES Act. On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the Shypdirect PPP Loan proceeds on May 1, 2020. Shypdirect has used and plans to continue to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 28, 2020.

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the respective loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on the date the proceeds of each loan were received and at least 75% of any forgiven amount has been used for covered payroll costs. Any forgiveness of these PPP Loans will be subject to approval by the SBA and M&T Bank and will require Prime EFS and Shypdirect to apply for such treatment in the future.

Cash Flows

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2019 amounted to $5,659,094. During the year ended December 31, 2019, net cash used in operating activities was primarily attributable to a net loss of $44,864,462, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $969,893, derivative expense of $55,841,032, amortization of debt discount of $4,562,749, interest expense related to a put premium of $385,385, contingency loss of $586,784, stock-based compensation of $9,227,020, a gain on debt extinguishment of $(39,246,384), impairment expense of $3,842,259, non-cash loan fees of $601,121 and changes in operating assets and liabilities such as an increase in accounts receivable of $542,274, an increase in prepaid expenses and other current assets of $1,124,879, an increase in accounts payable and accrued expenses of $1,687,210 and an increase in insurance payable of $1,839,893.

Net cash flows used in operating activities for the year ended December 31, 2018 amounted to $283,678. During the year ended December 31, 2018, net cash used in operating activities was primarily attributable to a net loss of $14,478,157 adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $664,350, derivative expense of $5,799,282, amortization of debt discount of $1,566,847, loss of disposal of property and equipment of $14,816, stock-based compensation of $4,326,000, and a bargain purchase gain of $(203,588), and changes in operating assets and liabilities such as a decrease in accounts receivable of $789,904, an increase in accounts payable and accrued expenses of $668,416, an increase in insurance payable of $587,945, and an increase in accrued compensation and related benefits of $182,229, offset by an increase in prepaid expenses and other current assets of $365,810.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2019 amounted to $20,649 and consisted of cash received from the disposal of trucks and van of $81,000 offset by cash paid for the purchase of property and equipment of $54,726 and a reduction of cash related to the disposal of Save On of $5,625.

Net cash used in investing activities for the year ended December 31, 2018 amounted to $932,802 and consisted of cash received in the acquisition of $38,198 offset by cash paid for the acquisition of $489,174 and the purchase of property and equipment of $481,826.

Financing activities

For the year ended December 31, 2019, net cash provided by financing activities totaled $5,392,275. For the year ended December 31, 2019, we received proceeds from the sale of common stock and warrants of $1,547,500, proceeds from related party convertible notes of $2,500,000, proceeds from convertible debt of $2,588,900, proceeds from notes payable of $9,280,655, net proceeds from related party advances of $87,745, and proceeds from related party notes of $805,000 offset by the repayment of convertible notes of $386,923, the repayment of related party notes of $545,000, and the repayment of notes payable of $10,485,502.

For the year ended December 31, 2018, net cash provided by financing activities totaled $1,406,100. For the year ended December 31, 2018, we received gross proceeds from convertible notes of $2,497,503, proceeds from notes payable of $2,409,898, proceeds from related party notes if $1,050,000, and net cash proceeds from related party advances of $265,768 offset by the repayment of related party notes of $930,000, the payment of debt issue costs of $1,009,714 and the repayment of notes payable of $2,877,355.

Going Concern Consideration

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2019 and 2018, we had a net loss of $44,864,462 and $14,478,157 and net cash used in operations was $5,659,094 and $283,678, respectively. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $60,615,860, $12,886,424 and $13,513,502, respectively, at December 31, 2019. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

We are seeking to raise capital through additional debt and/or equity financings to fund the Company’s operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that the Company will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Related Party Transactions

See Item 13 to this Annual Report for a description of our related party transactions.

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

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

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

Item 8. Financial Statements and Supplementary Data.

PART I. FINANCIAL INFORMATION

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Transportation and Logistics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transportation and Logistics Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $44,864,462 and $5,659,094, respectively, in 2019 and has a working capital deficit, shareholders’ deficit and accumulated deficit of $13,513,502, $12,886,424 and $60,615,860 respectively, at December 31, 2019. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

May 29, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$50,026	$296,196
Accounts receivable, net	963,771	441,497
Prepaid expenses and other current assets	1,246,555	509,068
Assets of discontinued operations	-	335,894

Total Current Assets	2,260,352	1,582,655

OTHER ASSETS:
Security deposit	76,500	5,000
Property and equipment, net	240,406	936,831
Right of use assets, net	1,750,430	-
Intangible asset, net	-	4,668,334

Total Other Assets	2,067,336	5,610,165

TOTAL ASSETS	$4,327,688	$7,192,820

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of put premium of $385,385 and $0 and debt discounts of $2,210,950 and $1,595,627, respectively	$3,634,344	$1,411,876
Notes payable, current portion, net of debt discount of $762,122 and $255,843, respectively	2,425,003	1,509,804
Notes payable - related party, net of debt discount	500,000	213,617
Accounts payable	1,517,082	655,183
Accrued expenses	627,990	566,574
Insurance payable	2,948,261	1,108,368
Contingency liability	440,000	-
Lease liabilities, current portion	333,126	-
Liabilities of discontinued operations	-	440,745
Derivative liability	2,135,939	7,888,684
Due to related parties	325,445	275,300
Accrued compensation and related benefits	886,664	435,944

Total Current Liabilities	15,773,854	14,506,095

LONG-TERM LIABILITIES:
Lease liability, less current portion	1,440,258	-
Notes payable, less current portion	-	424,019

Total Long-term Liabilities	1,440,258	424,019

Total Liabilities	17,214,112	14,930,114

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; issued and outstanding 0 and 4,000,000 shares at December 31, 2019 and 2018, respectively (Liquidation value $0 and $4,000,000, respectively)	-	4,000
Series B Convertible Preferred stock, par value $0.001 per share; authorized 1,700,000 shares; issued and outstanding 1,700,000 and 0 shares at December 31, 2019 and 2018, respectively (Liquidation value $1,700 and $0, respectively)	1,700	-
Common stock, par value $0.001 per share; authorized 500,000,000 shares; issued and outstanding 11,832,603 and 4,220,837 at December 31, 2019 and 2018, respectively	11,833	4,220
Common stock issuable, par value $0.001 per share; 25,000 and 0 shares	25	-
Additional paid-in capital	47,715,878	7,477,422
Accumulated deficit	(60,615,860)	(15,222,936)

Total Shareholders’ Deficit	(12,886,424)	(7,737,294)

Total Liabilities and Shareholders’ Deficit	$4,327,688	$7,192,820

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2019	2018

REVENUES	$31,356,251	$13,620,160

COST OF REVENUES	28,752,889	12,785,425

GROSS PROFIT	2,603,362	834,735

OPERATING EXPENSES:
Compensation and related benefits	13,158,040	4,531,798
Legal and professional fees	2,096,359	1,993,130
Rent	419,249	23,100
General and administrative expenses	2,791,272	1,355,857
Contingency loss	586,784	-
Impairment loss	3,842,259	-

Total Operating Expenses	22,893,963	7,903,885

LOSS FROM OPERATIONS	(20,290,601)	(7,069,150)

OTHER (EXPENSES) INCOME:
Interest expense	(6,318,122)	(1,720,075)
Interest expense - related parties	(222,328)	(193,617)
Loan fees	(601,121)	-
Bargain purchase gain	-	203,588
Gain on debt extinguishment, net	39,090,168	-
Derivative expense	(55,841,032)	(5,799,282)

Total Other (Expenses) Income	(23,892,435)	(7,509,386)

LOSS FROM CONTINUING OPERATIONS	(44,183,036)	(14,578,536)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(681,426)	100,379

NET LOSS	(44,864,462)	(14,478,157)

Deemed dividend related to price protection	(981,548)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(45,846,010)	$(14,478,157)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss from continuing operations attributable to common shareholders	$(4.73)	$(5.79)
Net (loss) income from discontinued operations	(0.07)	0.04

Net loss per common share - basic and diluted	$(4.80)	$(5.75)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	9,561,186	2,516,059

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	4,000,000	$4,000	-	$-	570,106	$570	-	$-	$(34,928)	$(744,779)	$(775,137)

Shares issued for services	-	-	-	-	2,100,000	2,100	-	-	4,323,900	-	4,326,000

Shares issued for acquisition	-	-	-	-	1,500,000	1,500	-	-	3,088,500	-	3,090,000

Rounding pursuant to reverse split	-	-	-	-	731	-	-	-	-	-	-

Shares issued related to debt - related party	-	-	-	-	50,000	50	-	-	99,950	-	100,000

Net loss	-	-	-	-	-	-	-	-	-	(14,478,157)	(14,478,157)

Balance, December 31, 2018	4,000,000	4,000	-	-	4,220,837	4,220	-	-	7,477,422	(15,222,936)	(7,737,294)

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	736,445	-	736,445

Cumulative effect adjustment for change in derivative accounting	-	-	-	-	-	-	-	-	-	453,086	453,086

Shares issued for services	-	-	1,000,000	1,000	3,225,688	3,226	25,000	25	8,521,953	-	8,526,204

Shares issued for debt and warrant modifications			700,000	700	700,000	700			17,932,600	-	17,934,000

Shares issued for conversion of preferred shares	(4,000,000)	(4,000)	-	-	2,600,000	2,600	-	-	1,400	-	-

Return and cancellation of shares for disposal of Save On	-	-	-	-	(1,000,000)	(1,000)	-	-	57,987	-	56,987

Stock options granted to employees of discontinued operations	-	-	-	-	-	-	-	-	700,816	-	700,816

Common stock issued for cash and warrants	-	-	-	-	619,000	619	-	-	1,546,881	-	1,547,500

Common stock issued for debt conversion	-	-	-	-	1,467,078	1,468	-	-	3,666,228	-	3,667,696

Warrants issued in connection with debt conversion	-	-	-	-	-	-	-	-	3,620,498	-	3,620,498

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	1,307,880	-	1,307,880

Adjustment of conversion for debt extinguishment	-	-	-	-	-	-	-	-	1,164,220	-	1,164,220

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	981,548	(981,548)	-

Net loss	-	-	-	-	-	-	-	-	-	(44,864,462)	(44,864,462)

Balance, December 31, 2019	-	$-	1,700,000	$1,700	11,832,603	$11,833	25,000	$25	$47,715,878	$(60,615,860)	$(12,886,424)

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,864,462)	$(14,478,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	969,893	664,350
Bad debt expense	20,000	-
Amortization of debt discount to interest expense	4,536,366	1,466,847
Amortization of debt discount to interest expense - related party	26,383	100,000
Stock-based compensation and consulting fees	8,526,204	4,326,000
Stock-based compensation and consulting fees - discontinued operations	700,816	-
Non-cash loan fees	601,121	-
Contingency loss	586,784	-
Interest expense related to put premium	385,385	-
Derivative expense (income)	55,841,032	5,799,282
Non-cash portion of gain on extinguishment of debt, net	(39,246,384)	-
Rent expense	22,954	-
Loss on disposal of property and equipment	195,624	14,816
Bargain purchase gain	-	(203,588)
Impairment loss	3,842,259	-
Change in operating assets and liabilities:
Accounts receivable	(542,274)	789,904
Prepaid expenses and other current assets	(1,124,879)	(365,810)
Assets of discontinued operations	(53,193)	(81,081)
Security deposit	(71,500)	(5,000)
Accounts payable and accrued expenses	1,687,210	668,416
Insurance payable	1,839,893	587,945
Liabilities of discontinued operations	10,954	250,169
Accrued compensation and related benefits	450,720	182,229

NET CASH USED IN OPERATING ACTIVITIES	(5,659,094)	(283,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	-	38,198
Cash paid for acquisition	-	(489,174)
Decrease in cash from disposal of subsidiary	(5,625)	-
Purchase of property and equipment	(54,726)	(481,826)
Proceeds from sale of property and equipment	81,000	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20,649	(932,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	1,547,500	-
Proceeds from convertible notes payable - related party	2,500,000	2,497,503
Debt issue costs paid	-	(1,009,714)
Proceeds from convertible notes payable	2,588,900
Repayment of convertible notes payable	(386,923)	-
Net proceeds from notes payable	9,280,655	2,409,898
Repayment of notes payable	(10,485,502)	(2,877,355)
Net proceeds from notes payable - related party	805,000	1,050,000
Repayment of notes payable - related party	(545,000)	(930,000)
Net proceeds from related parties	87,645	265,768

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,392,275	1,406,100

NET (DECREASE) INCREASE IN CASH	(246,170)	189,620

CASH, beginning of period	296,196	106,576

CASH, end of period	$50,026	$296,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,967,956	$1,962,095
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$1,371,461	$1,487,788
Increase in derivative liability and equity	$1,332,512	$-
Increase in right of use asset and lease liability	$1,984,320	$-
Conversion of debt and accrued interest for common stock	$3,667,696	$-
Reclassification of accrued interest to debt	$163,501	$-
Disposal of assets of discontinued operations	$389,087	$-
Disposal of liabilities of discontinued operations	$451,699	$-
Deemed dividend related to price protection	$981,548	$-

Liabilities assumed in acquisition	$-	$3,503,552
Less: assets acquired in acquisition	-	2,050,799
Net liabilities assumed	-	1,452,753
Fair value of shares for acquisition	-	3,090,000
Increase in intangible assets - non-cash	$-	$4,542,753

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company operates through its subsidiaries as a leading logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery and line haul services for some of the world’s leading online retailers.

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016. This Share Exchange was treated as a reverse merger and recapitalization of Save On for financial reporting purposes since the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger was replaced with the historical financial statements of Save On before the Merger. The balance sheets at their historical cost basis of both entities were combined at the merger date and the results of operations from the merger date forward include the historical results of Save On and results of TLSS from the merger date forward. On May 1, 2019, the Company entered into a share exchange agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On and on April 16, 2019, Mr. Yariv ceased to be an officer or director of the Company.

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

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, beginning in the second quarter of 2019, the period that Save On was disposed of, the Company reflects Save On as a discontinued operation and such presentation is retroactively applied to all periods presented in the accompanying consolidated financial statements.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2019 and 2018, the Company had a net loss of $44,864,462 and $14,478,157 and net cash used in operations was $5,659,094 and $283,678, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $60,615,860, $12,886,424 and $13,513,502, respectively, at December 31, 2019. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable (see Note 8). It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the value of claims against the Company, and the valuation of derivative liabilities.

Fair value of financial instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

	At December 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$2,135,939	—	—	$7,888,684

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year ended December 31, 2019	For the Year ended December 31, 2018
Balance at beginning of year	$7,888,684	$601,615
Initial valuation of derivative liabilities included in debt discount	1,332,512	1,487,787
Initial valuation of derivative liabilities included in derivative expense	1,073,889	6,839,065
Gain on extinguishment of debt related to repayment of debt	(246,110)	-
Gain on extinguishment of debt related to April 9, 2019 modifications	(61,841,708)	-
Cumulative effect adjustment for change in derivative accounting	(838.471)	-
Change in fair value included in derivative expense	54,767,143	(1,039,783)
Balance at end of year	$2,135,939	$7,888,684

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s convertible notes payable and promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2019 and 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2019 and 2018. The Company has not experienced any losses in such accounts through December 31, 2019.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Intangible asset

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges. At December 31, 2018, intangible asset consisted of a customer relationship acquired on June 18, 2018 which was being amortized over a period of five years. In connection with an impairment of such intangible assets, the Company recorded an impairment charge of $3,842,259 for the year ended December 31, 2019 (see Note 7).

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. On May 1, 2019, the Company disposed of its Save On business segment and the results of operations of Save On are included in discontinued operations. Accordingly, during the years ended December 31, 2019 and 2018, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey and Pennsylvania and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. In accordance with the guidance presented in the ASU 2017-11, the fair value of derivative liabilities associated with certain convertible notes as of December 31, 2018 of $838,471 and the offsetting effect of reclassifying such debt to stock-settled debt for which the Company recorded a put premium liability of $385,385 was reclassified by means of a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 in the amount of $453,086.

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

For the Company’s Prime and Shypdirect business activities, the Company recognizes revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. The Company’s payment terms are net seven days from acceptance of delivery. The Company does not incur incremental costs obtaining service orders from its Prime customers, however, if the Company did, because all of Prime and Shypdirect customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognizes arises from deliveries of packages on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders correspond to each delivery of packages that the Company makes under the service agreements. Control of the package transfers to the recipient upon delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

For the Company’s Save On business activities, through the date of disposition on May 1, 2019, the Company recognized revenues and the related direct costs of such revenue which includes carrier fees and dispatch costs as of the date the freight is delivered by the carrier which is when the performance obligation is satisfied. Customer payments received prior to delivery was recorded as a deferred revenue liability and related carrier fees if paid prior to delivery were recorded as a deferred expense asset. In accordance with ASC Topic 606, the Company recognized revenue on a gross basis. Our payment terms for corporate customers are net 30 days from acceptance of delivery and individual customers generally must pay in advance. The Company did not incur incremental costs obtaining service orders from its Save On customers, however, if the Company did, because all of the Save On customer’s contracts were less than a year in duration, any contract costs incurred were expensed rather than capitalized. The revenue that the Company recognized arose from service orders it received from its Save On customers. The Company’s performance obligations under these service orders corresponded to each delivery of a vehicle that the Company made for its customer under the service orders; as a result, each service order generally contained only one performance obligation based on the delivery to be completed.

Management has reviewed the revenue disaggregation disclosure requirements pursuant to ASC 606 and determined that no further disaggregation disclosure is required to be presented.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The reconciliation of the numerator of the basic and diluted loss per share calculations, due to the inclusion of a deemed dividend related to price protection is as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Basic numerator:
Net loss	$(44,864,462)	$(14,478,157)
Deemed dividend related to price protection	(981,548)	-
Net loss attributable to common shareholders (basic and diluted)	$(45,846,010)	$(14,478,157)

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2019	December 31, 2018
Stock warrants	3,649,861	1,648,570
Stock options	80,000	-
Convertible debt	1,612,758	3,158,465
Series A convertible preferred stock	-	6,666,667
Series B convertible preferred stock	1,700,000	-

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director , or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 3 – ACQUISITION

On June 18, 2018, (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime from its members pursuant to the terms and conditions of a SPA entered into among the Company and the Prime members on the Closing Date. Prime is a New Jersey based transportation company with a focus on deliveries for on-line retailers in New York, New Jersey and Pennsylvania. The Company’s acquisition of Prime diversified the Company’s revenue sources and gives the Company access to the growing market of online retail deliveries.

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

December 31, 2019 and 2018

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

The assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date as adjusted during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to goodwill or bargain purchase gain. After the purchase price measurement period, the Company did not record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined.

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the year ended December 31, 2018, acquisition and transaction related expenses primarily consisted of legal fees of approximately $24,000 and $1,236,000 of stock-based professional fees from the granting of 600,000 shares of the Company’s common stock to two consultants for services rendered in connection with the acquisition. Additionally, debt issue costs were incurred relating to a loan in which a portion of the proceeds were used to pay the cash portion of the purchase consideration (see Note 8 “Bellridge Capital LLC”).

In the event of the Company’s failure to satisfy the conditions set forth in the SPA, the former majority member, (the “Manager”), acting in her sole discretion on behalf of the Sellers, had the right, for the one year period following the Closing, to unwind the transactions and return the Purchase Price in exchange for 90% of the Interests of Prime. Conditions included:

1)	Within twelve months from the Closing Date, the Company shall apply (the “Application”) to have its common stock listed and trading on the (i) New York Stock Exchange, (ii) NASDAQ Global Select Market, (iii) NASDAQ Global Market, (iv) NASDAQ Capital Market, or (v) NYSE American (each, a “Selected Market”). At the time of submitting the Application, the Company shall meet all of the quantitative initial listing standards and corporate governance standards of such Selected Market. The Company shall use its best efforts to have its application approved by the Selected Market. Within twelve months from the Closing Date, The Company did not meet the requirement of any of these exchanges.
2)	The Company covenants and agrees that, from and after the Closing Date for a period of twelve months, the Company shall not sell, transfer, assign and convey its interests in Prime without the prior written consent of the Manager.
3)	The Sellers shall have the right to appoint one nominee to the Board of Directors of the Company for a period of three years beginning on the Closing Date.
4)	The Company shall provide at least $267,000 of cash in additional working capital to the Company within six months from the Closing Date.

The Manager’s right to unwind the transaction expired on June 18, 2019 and no claim to unwind the transaction had been received.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Prime had occurred as of the beginning of the following period:

Year Ended December 31, 2018
Net Revenues, Continuing Operations	$17,885,957
Net Loss	$(16,705,685)
Net Loss per Share	$(6.64)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – DISCONTINUED OPERATIONS

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

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018 is set forth below.

	December 31, 2019	December 31, 2018
Assets:
Current assets:
Accounts receivable, net	$-	$334,275
Prepaid expenses and other	-	1,619
Total current assets	-	335,894
Total assets	$-	$335,894
Liabilities:
Current liabilities:
Accounts payable	$-	$409,053
Accounts payable – related party	-	3,700
Accrued expenses and other liabilities	-	27,992
Total current liabilities	-	440,745
Total liabilities	$-	$440,745

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Year Ended December 31,
	2019	2018
Revenues	$1,491,253	$4,498,499
Cost of revenues	1,114,269	3,438,556
Gross profit	376,984	1,059,943
Operating expenses	1,058,410	959,564
(Loss) income from discontinued operations	(681,426)	100,379
Loss on disposal of discontinued operations	-	-
(Loss) income from discontinued operations, net of income taxes	$(681,426)	$100,379

NOTE 5 – ACCOUNTS RECEIVABLE, NET

At December 31, 2019 and 2018, accounts receivable, net consisted of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$983,771	$441,497
Allowance for doubtful accounts	(20,000)	-
Accounts receivable, net	$963,771	$441,497

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	Useful Life	December 31, 2019	December 31, 2018
Delivery trucks and vehicles	5 - 6 years	$301,142	$1,033,397
Equipment	5 years	3,470	-
Subtotal		304,612	1,033,397
Less: accumulated depreciation		(64,206)	(96,566)
Property and equipment, net		$240,406	$936,831

For the years ended December 31, 2019 and 2018, depreciation expense is included in general and administrative expenses and amounted to $143,818 and $97,169, respectively. During the year ended December 31, 2019, the Company traded in, sold or disposed of delivery trucks and vehicles of $783,511 with related accumulated depreciation of $176,178, and received cash of $81,000 and reduced notes payable of $330,709, resulting in a loss of $195,624 which is included in general and administrative expenses on the accompanying consolidated statement of operations. During the year ended December 31, 2018, the Company traded in delivery trucks and vehicles of $72,342 with related accumulated depreciation of $603 and reduced notes payable of $56,933, resulting in a loss of $14,816 which is included in general and administrative expenses on the accompanying consolidated statement of operations.

NOTE 7 – INTANGIBLE ASSET

At December 31, 2019 and 2018, intangible asset consisted of the following:

	Useful life	December 31, 2019	December 31, 2018
Customer relationship	5 year	$-	$5,235,515
Less: accumulated amortization		-	(567,181)
		$-	$4,668,334

For the years ended December 31, 2019 and 2018, amortization of intangible assets amounted to $826,074 and $567,181, respectively.

During the year ended December 31, 2019, the Company conducted an impairment assessment on intangible assets based on the guidelines established in ASC Topic 360 to determine the estimated fair market value of intangible assets as of December 31, 2019. Such analysis considered future cash flows and other industry factors. Upon completion of this impairment analysis, the Company determined that the carrying value exceeded the fair market value of intangible assets. Accordingly, in connection with the impairment of such intangible assets, the Company recorded an impairment charge of $3,842,259 for the year ended December 31, 2019, which was included in operating expenses on the accompanying consolidated statements of operations.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Red Diamond Partners LLC and RDW Capital, LLC.

On April 25, 2017, the Company entered into a Securities Purchase Agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond Convertible Promissory Notes in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. Pursuant to this securities purchase agreement, during 2017, the Company entered into three convertible promissory notes in the aggregate principal amount of $270,000 and the Company received $265,000 after giving effect to the original issue discount of $5,000. These notes matured during 2018. The Purchaser is not required to fund any additional tranches under this securities purchase agreement. Through date of default, the RedDiamond Notes bore interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP for the previous ten trading days preceding the conversion. During 2018, the Company failed to make its required maturity date payments of principal and interest on Convertible Promissory Notes of $270,000. In accordance with these notes, the Company entered into default in 2018, which increased the interest rate to 18.0% per annum. These convertible promissory notes contain cross default provisions whereby a default in any one note greater than $25,000 will cause a default in all the notes, however, this provision is only effective if there is a formal notice of default by the lender.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The Company evaluated these convertible promissory note transactions in accordance with ASC Topic 815, Derivatives and Hedging. Through December 31, 2018, the Company determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provision. Accordingly, through December 31, 2018, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. On January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective (See Note 2 - Derivative liabilities and summary of derivative liabilities below).

On April 9, 2019, the Company entered into agreements with RedDiamond and RDW Capital, LLC, the holders of these convertible notes representing an aggregate principal amount of $510,000, and agreed with such holders to:

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

In connection with this debt modification, on April 9, 2019, the Company recorded a gain on debt extinguishment of $432,589, which consists of the removal of debt put premium of $385,385 since the debt is no longer convertible, and $47,204 related to the reversal of default interest payable (see Note 13 – Debt Extinguishment).

The conversion provisions contained in the agreement with RedDiamond and RDW Capital, LLC shall be suspended and shall not be exercisable beginning as of the date of this Agreement. However, the conversion provisions contained in this Agreement shall be reinstated and become exercisable upon the occurrence of an Event of Default. The parties agree that it shall be considered an Event of Default under the Note if the Company shall consummate any new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities. On August 30, 2019, Company entered into a new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities. Accordingly, since the Company entered into a new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities, the conversion terms were reinstated and the Company recorded a put premium of $385,385 and recorded interest expense of $385,385.

The aggregate principal amounts due as of December 31, 2019 and 2018 amounted to $895,385 and $510,000, which included a put premium of $385,385 and $0, respectively. At December 31, 2019 and 2018, the principal balance of $510,000 was included in convertible notes payable, a current liability, on the accompanying consolidated balance sheet.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Through April 9, 2019, all principal and accrued interest under the Note was convertible into shares of the Company’s common stock, at a conversion price equal to the lower of $1.50 and 65% of the lowest traded price during the fifteen trading days immediately prior to the conversion date. The Note included anti-dilution protection, as well as customary events of default, including, but not limited to, non-payment of the principal or accrued interest due on the Note and cross default provisions on other Company obligations or contracts. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to the Lender.

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

December 31, 2019 and 2018

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

Convertible debt modifications and warrant cancellations

On April 9, 2019 (the “Modification Date”), the Company entered into an agreement with Bellridge Capital, L.P. (“Bellridge”) that modified its existing obligations to Bellridge as follows:

●	the overall principal amount of that certain Convertible Promissory Note, dated June 18, 2018, issued by the Company in favor of Bellridge (the “Note”) was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 (See Note 13 – Debt Extinguishment). As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common shares as discussed in Note 10.

●	the maturity date of the Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company shall use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Note;

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company shall use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Note;

●	the convertibility of the Note was amended such that the Note shall only be convertible at a conversion price to be mutually agreed upon between the Company and the Holder. As of the date of this report, the Company and Holder have not mutually agreed on a conversion price, Since the conversion terms are unknown, the Company will account for this conversion feature when the contingency is resolved;

●	the registration rights previously granted to Bellridge have now been eliminated; and

●	those certain Warrants, dated June 18, 2018 and December 27, 2018, respectively, issued by the Company in favor of Bellridge were cancelled and of no further force or effect. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

In addition, on the Modification Date, warrant holders holding warrants exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

On April 9, 2019, in connections with the cancellation of these warrants in exchange for an aggregate of 600,000 common shares of the Company (360,000 shares to Bellridge and 240,000 shares to Placement Agent), these shares were valued at $7,686,000, or $12.81 per share, based on the quoted trading price on the date of grant and the Company recorded a loss on debt extinguishment of $7,686,000 (See Note 13 – Debt Extinguishment).

In connection with the modification of the Bellridge Note and the cancellation of the related warrants, under the provisions of ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instrument and the Warrant and Placement Warrant were adjusted to fair value through earnings on the Modification Date. The fair value of this embedded conversion option derivative, and the Warrant and Placement Warrant were determined using the Binomial valuation model and Monte-Carlo simulation model, respectively. For the period from April 1, 2019 to April 9, 2019, the change of fair value of derivative liabilities associated with these instruments amounted to $41,653,345, which was recorded as derivative expense on the Modification date. The increase in derivative liabilities was caused by an increase in the Company’s stock price, as quoted on OTC Markets. Additionally, on the Modification Date, the Company analyzed the Bellridge Note modification and the cancellation of the warrants and pursuant to ASC 470-50, the modifications were treated as a debt extinguishment. In connection with this debt modification, the Company reversed all remaining derivative liabilities and recorded a gain on debt extinguishment of $61,841,708 (see Note 13 – Debt Extinguishment). Additionally, the Company wrote off the remaining debt discount and recorded a loss on debt extinguishment of $1,013,118 (see Note 13 – Debt Extinguishment).

During the year ended December 31, 2019, accrued interest payable on this debt of $126,740 was reclassified to principal amount due. At December 31, 2019, convertible notes payable related to this convertible debt amounted to $1,813,402, which consists of $1,813,402 of principal balance due and is net of unamortized debt discount of $0. At December 31, 2018, convertible notes payable related to this convertible debt amounted to $901,876, which consists of $2,497,503 of principal balance due and is net of unamortized debt discount of $1,595,627.

August 30, 2019 convertible debt and related warrants

On August 30, 2019, the Company closed Securities Purchase Agreements (the “Purchase Agreement”) with accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “Notes”), and warrants to purchase up to 987,940 shares of the Company’s common stock (the “Warrant”). The Company received net proceeds of $295,534, which is net of a 10% original issue discounts of $246,984 and origination fees of $61,101, and is net of $1,643,367 for the repayment of notes payable (See Note 9), and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into these August 30, 2019 convertible notes (see Note 9). The Notes bear interest at 10% per annum and become due and payable on November 30, 2020. During the existence of an Event of Default, interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of these Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “Amortization Payment”), shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The Company’s Amortization Payments due on December 30, 2019 were paid on January 6, 2020 and the Company did not receive any default notice for this late payment. The Amortization Payments shall be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (“Stock Payment”). If the investor requests a Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable Amortization Payment divided by 80% of the lowest VWAP during the five Trading Day period prior to the due date of the Amortization Payment.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the investors are entitled to exercise the Warrants to purchase up to 987,840 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the respective Warrant. The Company calculated the relative fair value of these warrants using the Binomial valuation model in the amount of $1,225,109 which was added to debt discount and is being amortized over the term of the notes (See Note 10 under Warrants).

These Notes and related Warrants include a down-round provision under which the Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the warrant down-round provisions were triggered. As a result, the number of warrants was increased to 1,383,116 warrants and the exercise price was lowered to $2.50. As a result, the Company recorded a deemed dividend of $981,548 which represents the fair value transferred to the Warrant holders from the Down Round feature being triggered. The Company calculated the difference between the warrants fair value on the date the down round feature was triggered using the original exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

In connection with the issuance of the August 30, 2019 Notes, the Company determined that various terms of the Note, including the Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. On August 30, 2019, the initial measurement date, the fair values of the embedded conversion option derivative of $1,953,968 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Notes of $936,645, with the remainder of $1,017,323 charged to current period operations as initial derivative expense (See Summary of derivative liabilities below).

At December 31, 2019, convertible notes payable related to August 30, 2019 convertible debt amounted to $658,623, which consists of $2,469,840 of principal balance due and is net of unamortized debt discount of $1,811,217.

In January 2020, due to the default of the January 2020 Amortization Payment, these convertible notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $693,000, default interest shall accrue at 18%, and the default conversion terms shall apply.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

October 3, 2019 convertible debt and related warrants

On October 3, 2019, the Company closed on a Securities Purchase Agreement (the “October 3, 2019 Purchase Agreement”) with an accredited investor. Pursuant to the terms of the October 3, 2019 Purchase Agreement, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “Note”), and warrants to purchase up to 66,401 shares of the Company’s common stock (the “Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discounts of $16,667. The Note bears interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default, interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of these Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “Amortization Payment”), shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The Amortization Payments shall be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (“Stock Payment”). If the investor requests a Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable Amortization Payment divided by 80% of the lowest VWAP during the five Trading Day period prior to the due date of the Amortization Payment.

The Note may be prepaid, provided that equity conditions, as defined in the Notes, have been met (or any such failure to meet the Equity Conditions have been waived): (i) from Original Issuance Date until and through the day that falls on the third month anniversary of the Original Issue Date (the “3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the Note and accrued and unpaid interest, and (ii) after the 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the Note and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), the Holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering Proceeds at the prices set forth above, or (y) exchange its Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the Note. Except for a Public Offering and Amortization Payments, in order to prepay the Note, the Company shall provide at least 20 days’ prior written notice to the Holder, during which time the Holder may convert the Note in whole or in part at the Conversion Price. For avoidance of doubt, the Amortization Payments shall be prepayments and are subject to prepayment penalties equal to 115% of the Amortization payment. In the event the Company consummates a Public Offering while the Notes are outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the Notes.

After the original issue date until the Note is no longer outstanding, the Notes shall be convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date or other date of determination, the lower of: (i) $2.51 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, these Notes shall be convertible at the lower of: (i) $2.51 and (ii) 70% of the second lowest closing price of the Common Stock as reported on the Trading Market during the 20 consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion (the “Default Conversion Price”). All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock.

The Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the investors are entitled to exercise the Warrants to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the respective Warrant. The Company calculated the relative fair value of these warrants in the amount of $82,771 which was added to debt discount and is being amortized over the term of the notes (See Note 10 under Warrants).

This Note and related Warrant include a down-round provision under which the Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the convertible debt and warrant down-round provisions were triggered. As a result, the conversion price and the exercise price was lowered to $2.50 and the number of warrants was increased to 66,667 warrants.

In connection with the issuance of the October 3, 2019 Note, the Company determined that various terms of the Note, including the Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. On October 3, 2019, the initial measurement date, the fair values of the embedded conversion option derivative of $123,795 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Notes of $67,229, with the remainder of $56,566 charged to current period operations as initial derivative expense (See Summary of derivative liabilities below).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

At December 31, 2019, convertible notes payable related to the October 3, 2019 convertible debt amounted to $33,334, which consists of $166,667 of principal balance due and is net of unamortized debt discount of $133,333.

In February 2020, due to the default of the February 2020 Amortization Payment, this convertible note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $50,000, default interest shall accrue at 18%, and the default conversion terms shall apply.

Other convertible debt

On October 14, 2019 and November 7, 2019, the Company entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, the Company issued and sold to an investor convertible promissory notes in the aggregate principal amount of $500,000 and the Company received cash proceeds of $500,000. The Notes bear interest at 10% per annum. The October 14, 2019 note of $300,000 becomes due and payable on October 14, 2020 and the November 7, 2019 becomes due and payable on November 7, 2020. Commencing on the seven-month anniversary and continuing each month thereafter through the maturity date, payments of principal and interest shall made in accordance with the respective amortization schedule. During the existence of an Event of Default, interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable.

At any time after issuance, the Company shall have the right to prepay in cash all or a portion of the outstanding principal due under this note. The Company shall provide the Holder with written notice at least twenty business days prior to the date on which the Company shall be delivering payment of accrued interest and all or a portion, in $100,000 increments, of the principal.

After the original issue date until the Note is no longer outstanding, the Notes shall be convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date or other date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise.

In connection with the issuance of these convertible notes, the Company determined that various terms of the Notes, including the Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. On the date of each respective Note, the initial measurement date, the aggregate fair values of the embedded conversion option derivative of $328,638 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Notes of $328,638 (See Summary of derivative liabilities below).

At December 31, 2019, convertible notes payable related to these convertible notes amounted to $233,600, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $266,400.

In May 2020, due to the non-payment of the May 2020 Amortization Payment, these convertible notes were deemed in default.

Summary of derivative liabilities

On January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. In accordance with the guidance presented in the ASU 2017-11, the fair value of derivative liabilities associated with certain convertible notes as of December 31, 2018 of $838,471 reduced derivative liabilities and the offsetting effect of reclassifying such debt to stock-settled debt for which the Company recorded a put premium liability of $385,385 was reclassified by means of a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 in the amount of $453,086. (See Red Diamond Partners LLC and RDW Capital, LLC above).

Through April 9, 2019, the Company revalued the embedded conversion option and warrant derivative liabilities related to the RedDiamond and Bellridge debt. In connection with these revaluations, the Company recorded derivative expense of $55,037,605 for the year ended December 31, 2019. Additionally, in connections with the RedDiamond and Bellridge debt modifications and warrants cancellations discussed above, on the Modification Dates or repayment dates, for the year ended December 31, 2019, the Company reduced derivative liabilities by $61,841,708 (see Note 13 – Debt Extinguishment).

In connection with the issuance of the August 30, 2019 Notes, the Company determined that various terms of the Note, including the Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instrument were accounted for as derivative liability at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the issuance of this Note, during the year ended December 31, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative of $1,953,968 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Notes of $936,645, with the remainder of $1,017,323 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued this embedded conversion option derivative liability and recorded a derivative gain of $240,783. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $776,540 during the year ended December 31, 2019.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

In connection with the issuance of the October 3, 2019 Notes, the Company determined that various terms of the Note, including the Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instrument were accounted for as derivative liability at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the issuance of this Note, during the year ended December 31, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative of $123,795 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Notes of $67,229, with the remainder of $56,566 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued this embedded conversion option derivative liability and recorded a derivative gain of $8,648. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $47,918 during the year ended December 31, 2019.

In connection with the issuance of the October 14, 2019 and November 7, 2019 Notes, the Company determined that various terms of the Notes, including the Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instrument were accounted for as derivative liability at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. On the date of each respective Note, the initial measurement date, the aggregate fair values of the embedded conversion option derivative of $328,638 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Notes of $328,638. At the end of the period, the Company revalued this embedded conversion option derivative liability and recorded a derivative gain of $21,031. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative gain of $21,031 during the year ended December 31, 2019.

In connection with these revaluations and the initial derivative expense, the Company recorded aggregate derivative expense of $55,841,032 and $5,799,282 for the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019 and 2018, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Black-Sholes valuation model, Binomial valuation model, and the Monte-Carlo simulation model with the following assumptions:

	2019	2018
Expected dividend rate	-	-
Expected term (in years)	0.05 to 5.00	0.01 to 2.00
Volatility	127.5% to 228.7%	261.2% to 307.7%
Risk-free interest rate	1.39% to 2.40%	1.32% to 2.63%

At December 31, 2019 and 2018, convertible promissory notes are as follows:

	December 31, 2019	December 31, 2018
Principal amount	$5,459,909	$3,007,503
Add: Put premium	385.385	-
Less: unamortized debt discount	(2,210,950)	(1,595,627)
Convertible notes payable, net	3,634,344	1,411,876
Less: current portion of convertible notes payable	(3,634,344)	(1,411,876)
Convertible notes payable, net – long-term	$-	$-

For the years ended December 31, 2019 and 2018, amortization of debt discounts related to convertible notes amounted to $1,184,463 and $1,139,259, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the year ended December 31, 2019 and 2018 was approximately 8.5% and 21.2%, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 9 – NOTES PAYABLE

Secured merchant loans

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). Pursuant to the Assumed Secured Merchant Loans, the Company is required to repay the noteholders by making daily payments on each business day or on demand payments until the loan amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. The Assumed Secured Merchant Loans are secured by the assets of Prime, and are personally guaranteed by the former majority member of Prime. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company repaid $786,330 of these notes. During January 2019, the Company entered into a separate promissory note with one of these individuals and borrowed an additional $26,900 at a simple annual interest rate of 15% bringing the total promissory note balance to $77,090 for this individual. During the years ended December 31, 2019, the Company repaid $86,259 of these notes. At December 31, 2019 and 2018, notes payable related to Assumed Secured Merchant Loans and a new promissory note amounted to $98,592 and $157,951, respectively. In connection with the January 2019 promissory note, the Company issued 1,000 warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is exercisable over a five-year period.

On September 20, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $521,250 and received net proceeds of $375,000, net of original issue discount of $146,250. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $3,724 on each business day which was deducted directly from the Company’s bank accounts. On January 14, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $764,500. The Company simultaneously repaid the September 20, 2018 loan which had a remaining principal balance of $223,329, paid an origination fee of $10,034 and received net proceeds of $316,637, net of original issue discount of $214,500. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $6,371 on each business day which was deducted directly from the Company’s bank account. On January 24, 2019, the Company entered into another secured Merchant Loan with this lender in the amount of $417,000. The Company simultaneously paid an origination fee of $7,998 and received net proceeds of $292,002, net of original issue discount of $117,000. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $3,972 on each business day which was deducted directly from the Company’s bank account. On May 8, 2019, the Company entered into another secured Merchant Loan with this merchant in the principal amount of $1,242,000. The Company simultaneously repaid prior loans of $362,961 which were entered into during January 2019, paid origination fees totaling $9,000 and paid an original issue discount of $342,000, and received net proceeds of $528,039. Pursuant to this secured Merchant Loan, the Company repaid the noteholder by making daily payments of $10,265 on each business day which deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $2,511,456 of the loans and on August 28, 2019, the remaining note balance of $184,750 was converted into a new Note. Pursuant to the new Note, the Company shall pay the lender in twelve monthly installments of $17,705 beginning on November 25, 2019 to the maturity date of November 25, 2020. The new Note shall bear interest at 15% per annum. These Secured Merchant Loans are secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. At December 31, 2019 and 2018, notes payable and secured merchant notes payable related to the new Note and Secured Merchant Loans amounted to $176,339 and $190,125, which is net of unamortized debt discount of $0 and $74,169, respectively.

On October 1, 2018, the Company entered into a secured Merchant Loan in the amount of $209,850 and received net proceeds of $137,962, net of original issue discount of $59,850 and net of origination fees of $12,038. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,749 on each business day until the loan amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. Additionally, on October 1, 2018, the Company entered into a second secured Merchant Loan in the amount of $139,900 and received net proceeds of $92,000, net of original issue discount of $39,900 and net of origination fees of $8,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,166 on each business day until the loan amounts are paid in full. Each payment is deducted directly from the Company’s bank accounts. These Secured Merchant Loans are secured by the Company’s assets and are personally guaranteed by the former majority member of Prime. During the period from October 1, 2018 to December 31, 2018, the Company repaid $169,653 of these notes. During the year ended December 31, 2019, the Company repaid the remaining principal balance of these notes of $180,097. At December 31, 2019 and 2018, notes payable related to these Secured Merchant Loans amounted to $0 and $128,726, which is net of unamortized debt discount of $0 and $51,371, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

On October 12, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $420,000. The Company simultaneously repaid a prior loan of $31,634, paid an origination fee of $10,500 and received net proceeds of $254,552, net of original issue discount of $123,314. Pursuant to this Secured Merchant Loan, the Company repaid the noteholder by making daily payments of $3,000 on each business which was deducted directly from the Company’s bank accounts. On January 28, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $759,000 and received net cash of $315,097 after paying origination fee of $25,750, an original issue discount of $209,000, and the repayment of October 12, 2018 remaining loan and interest due to this lender of $209,153. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $4,897 on each business day which was deducted directly from the Company’s bank account. On September 2, 2019, the Company repaid the remaining note payable. These Secured Merchant Loans were secured by the Company’s assets and were personally guaranteed by the former majority member of Prime. At December 31, 2019 and 2018, note payable related to these Secured Merchant Loans amounted to $0 and $171,752, which is net of unamortized debt discount of $0 and $86,248, respectively.

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

On April 17, 2019, the Company entered into a secured Merchant Loan in the principal amount of $650,000 and received net proceeds of $500,000, net of original issue discounts of $150,000. Pursuant to this secured Merchant Loan, the Company is required to pay the noteholders by making three monthly installments of $216,667 beginning in June 2019 to August 2019. During the year ended December 31, 2019, the Company repaid this Secured Merchant Loan. At December 31, 2019, notes payable related to this Secured Merchant Loan amounted to $0.

From May 21, 2019 to July 16, 2019, the Company entered into several secured Merchant Loans in the aggregate amount of $2,099,500. The Company received net proceeds of $1,285,000, net of original issue discounts and origination fees of $814,500. Pursuant to these several secured Merchant Loans, the Company was required to pay the noteholders by making daily payments aggregating $27,498 on each business day until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $1,854,642 of the loans and on August 28, 2019, the remaining note balances of $261,630 were converted into new notes payable. At December 31, 2019, notes payable related to these new notes amounted to $244,858, which is net of unamortized debt discount of $0.

From June 19, 2019 to July 30, 2019, the Company entered into two secured Merchant Loans in the aggregate amount of $1,011,825. The Company received net proceeds of $630,000, net of original issue discounts and origination fees of $381,825. Pursuant to these two secured Merchant Loans, the Company was required to pay the noteholders by making daily payments aggregating $8,000 on each business day and a weekly payment of $28,500 until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $764,209 of the loans and on August 28, 2019, the remaining note balances of $247,616 were converted into new convertible notes payable. In connection with these new convertible notes, the Company recorded a debt discount of $24,762. (See Note 8).

From November 22, 2019 to December 31, 2019, the Company entered into several secured Merchant Loans in the aggregate amount of $2,283,540. The Company received net proceeds of $1,355,986, net of original issue discounts and origination fees of $927,554. Pursuant to these several secured Merchant Loans, the Company was required to pay the noteholders by making daily and/or weekly payments on each business day or week until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $464,344 of the loans. At December 31, 2019, notes payable related to these secured merchant loans amounted to $1,057,074, which consists of $1,819,196 of principal balance due and is net of unamortized debt discount of $762,122.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

In connection with the acquisition of Prime (See Note 3), the Company assumed several notes payable liabilities due to entities or individuals amounting to $297,005 (the “Note”). These notes have effective interest rates ranging from 7% to 10%, and are unsecured. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company borrowed an addition $50,000 and repaid $217,005 of these notes. During the year ended December 31, 2019, the Company repaid $25,000 of these notes and $40,000 of these notes was rolled into a new note. In August 2019, the Company issued 12,455 shares of its common stock and 12,455 five year warrants exercisable at $2.50 per share for the conversion of notes payable of $25,000 and accrued interest of $6,137. At December 31, 2019 and 2018, notes payable to these entities or individuals amounted to $40,000 and $130,000, respectively.

On August 1, 2018, the Company entered into a 10% Original Discount Senior Secured Demand Promissory Note with an investor. Pursuant to this promissory note, the Company borrowed $165,000 and received net proceeds of $150,000. The promissory note is payable on demand at any time prior to December 31, 2018. The promissory note was secured by the Company’s assets. On August 20, 2018, the Company repaid this promissory note of $165,000. Additionally, from October 31, 2018 to December 31, 2018, the Company entered into additional Original Discount Senior Secured Demand Promissory Notes with an investor (the “Promissory Note”). Pursuant to the Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of these promissory notes. During the year ended December 31, 2019, the Company repaid $437,532 of these notes and interest due of $36,760 was reclassified to principal amount due. At December 31, 2019 and 2018, notes payable to this entity amounted to $149,228 and $505,945, which is net of unamortized debt discount of $0 and $44,055, respectively. The remaining notes are payable on demand. These promissory notes are secured by the Company’s assets.

In October 2018, the Company entered into a promissory note with an individual totaling $110,000 and received net proceeds of $10,000, net of original issue discount of $10,000. In December 2018, the Company repaid this note.

From November 2018 to December 2018, the Company entered into separate promissory notes with two individual totaling $215,000 and received net proceeds of $200,000, net of original issue discounts of $15,000. In December 2018, the Company repaid these loans.

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These Notes were due between 45 and 273 days from the respective Note date. In connection with these promissory notes, the Company issued 58,000 warrants to purchase 58,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five-year period. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. At December 31, 2019, notes payable to these individuals amounted to $342,500, which is net of debt discount of $0.

During March 2019 and August 2019, the Company entered into three separate promissory notes with an entity totaling $220,000 and received net proceeds of $200,000, net of original issue discounts of $20,000. During the year ended December 31, 2019, the Company repaid $220,000 of these promissory notes and at December 31, 2019, notes payable to this entity amounted to $0.

Equipment and auto notes payable

In connection with the acquisition of Prime (See Note 3), the Company assumed several equipment notes payable liabilities due to entities amounting to $523,207 (the “Equipment Notes”). These Equipment Notes have effective interest rates ranging from 6.0% to 9.4%, and are secured by the underlying van or trucks. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company borrowed funds pursuant to Equipment Note agreements of $135,845, repaid $113,830 of these Equipment Notes, and reduce Equipment Notes by $56,933 related to the trade in of certain vans. During the year ended December 31, 2019, the Company returned or abandoned trucks and reduced equipment notes payable by $292,778. Additionally, during the year ended December 31, 2019, the Company repaid $138,510 of these notes. At December 31, 2019 and 2018, equipment notes payable to these entities amounted to $57,001 and $488,289, respectively.

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. During the years ended December 31, 2019 and 2018, the Company repaid $24,030 and $1,832 of these notes, respectively. At December 31, 2019 and 2018, auto notes payable to these entities amounted to $181,911 and $161,036, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

At December 31, 2019 and 2018, notes payable consisted of the following:

	December 31, 2019	December 31, 2018
Principal amounts	$3,187,125	$2,189,666
Less: unamortized debt discount	(762,122)	(255,843)
Principal amounts, net	2,425,003	1,933,823
Less: current portion of notes payable	(2,425,003)	(1,509,804)
Notes payable – long-term	$-	$424,019

For the years ended December 31, 2019 and 2018, amortization of debt discounts related to notes payable amounted to $3,351,903 and $327,588, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

NOTE 10– STOCKHOLDERS’ DEFICIT

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

Series B preferred stock

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

Common stock

Common stock issued for acquisition

In connection with the acquisition in 2018 (See Note 3), the Company issued 1,500,000 shares of its common stock valued at $3,090,000, or $2.06 per share, the fair value of the Company’s common stock based on the quoted closing price of the Company’s common stock on the Closing Date.

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

December 31, 2019 and 2018

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

On July 8, 2019, pursuant to a one-year consulting agreement, the Company agreed to issue 50,000 shares of its common stock to a consultant for investor relations services to be rendered. These shares were valued at $125,000, or $2.50 per common share, based on contemporaneous common share sales. 25,000 of these shares will vest on January 8, 2020 and 25,000 shares will vest on July 8, 2020. In connection with these shares, the Company shall record stock-based consulting fees over the vest period of one year. During the year ended December 31, 2019, aggregate accretion of stock-based professional fees on these granted non-vested shares amounted to $59,896. Total unrecognized professional fees related to these unvested common shares at December 31, 2019 amounted to $65,104 which will be amortized over the remaining vesting period. At December 31, 2019, 25,000 shares are reflected as common stock issuable on the accompanying consolidated balance sheet.

On October 2, 2019, the Company granted 300,000 shares of its common stock to a former employee for accounting services rendered. The shares were valued at $750,000, or $2.50 per share, based on contemporaneous common share sales. In connection with these shares, the Company recorded stock-based compensation of $750,000.

Cancellation of common shares

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company and the shares were cancelled. In connection with the disposal of Save On, the Company recorded an increase in equity of $56,987 related to the amount of net liabilities disposed of in a transaction with the former chief executive officer of the Company since the CEO was still a related party after this transaction as he remained a principal shareholder (see Note 4).

Shares issued in connection with debt modification

On April 9, 2019, the Company entered into an agreement with Bellridge that modified its existing obligations to Bellridge. In connection with this modification, principal balance of the Bellridge Note was reduced to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of June 30, 2019, 100,000 of these shares were issued and 700,000 shares were issuable. These 800,000 shares issued and issuable were valued at $10,248,000, or $12.81 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 (See Note 13 – Debt Extinguishment). On August 16, 2019, the 700,000 shares issuable were converted into 700,000 shares of Series B preferred shares.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

In connection with the Purchase Agreement in 2018 (See Note 8 under Bellridge), the Lender was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100. Additionally, the placement agent was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding Common Stock of the Company, for an aggregate purchase price of $100. Also, on December 27, 2018, the lender waived any and all defaults in existence on the Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange. On April 9, 2019, the Company entered into an agreement with Bellridge and the Placement Agent that cancelled these warrants in exchange for an aggregate of 600,000 common shares of the Company (360,000 shares to Bellridge and 240,000 shares to Placement Agent). These shares were valued at $7,686,000, or $12.81 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $7,686,000 (See Note 13 – Debt Extinguishment).

Sale of common shares

From August 2019 to October 2019, the Company issued 619,000 shares of its common stock and 619,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $1,547,500, or $2.50 per share, pursuant to unit subscription agreements.

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

In connection with a Note Conversion Agreement dated July 12, 2019, (see Note 12), the Company issued 203,000 shares of its common stock at $2.50 per share for the conversion of a related party convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible note, the Company issued the entity warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years.

In connection with a Note Conversion Agreement dated July 12, 2019 (see Note 12), the Company issued 812,000 shares of its common stock at $2.50 per share for the conversion of related party convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

In connection with the modification of the related convertible notes, the Company changed the conversion price of the notes to $2.50 per share and issued an aggregate if 1,015,000 warrants as discussed above. The Company accounted for the full conversion of these related party convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized a aggregate loss on debt extinguishment upon conversion in the amount of $3,669,367 of which $1,164,220 is associated with the change between the debt’s original conversion terms and the induced conversion terms and is equal to the fair value of the additional shares of common stock transferred in the transaction, and $2,505,147 association with the valuation of the 1,015,000 warrants (see Note 13 – Debt Extinguishment).

On October 1, 2019, the Company issued 28,367 shares of its common stock and 28,367 warrants at an exercise price of $2.50 per share in connection with the conversion of notes payable of $57,500 and accrued interest of $13,417 (see Note 9). These shares were valued at $70,917, or $2.50 per common share, based on contemporaneous common share sales. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded.

Stock options

In connection the disposal of Save On, on May 1, 2019, the Company granted an aggregate of 80,000 options to certain employees of Save On. The options are exercisable at $8.85 per share for a period of five years. 25% of the options vest on January 1, 2020 and 25% shall vest annually thereafter. On May 1, 2019, the Company calculated the fair value of these options of $700,816 which was calculated using the Black-Sholes option pricing model with the following assumptions: expected dividend rate, 0%; expected term of 5 years; volatility of 228.1% and risk-free interest rate of 2.31%. During the year ended December 31, 2019, the Company recorded stock-based compensation of $700,816 related to these options which has been included in loss from discontinued operations on the accompany statement of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Stock option activities for the year ended December 31, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	80,000	8.84
Cancelled	-	-
Balance Outstanding December 31, 2019	80,000	$8.84	4.33	$0
Exercisable, December 31, 2019	-	$-	-	$-

Warrants

Warrants issued in connection with debt

In connection with several promissory notes payable (see Note 9), during the year ended December 31, 2019, the Company issued 59,000 warrants to purchase 59,000 shares of common at an exercise price of $1.00 per share. During the year ended December 31, 2019, the Company calculated the relative fair value of these warrants of $135,324 which was amortized into interest expense over the loan terms and was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate ranging from 2.28% to 2.40%.

In connection with previous promissory notes payable (see Note 9), on June 11, 2019, the Company issued 55,000 warrants to purchase 55,000 shares of common at an exercise price of $1.00 per share. On June 11, 2019, the Company calculated the fair value of these warrants of $601,121 which was expensed and included in loan fees on the accompanying consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate of 1.92%.

Relative fair value of warrants issued in connection with convertible debt

On August 30, 2019, the Company closed Securities Purchase Agreements with accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued warrants to purchase up to 987,940 shares of the Company’s common stock (See Note 8). The Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the investors are entitled to exercise the Warrants to purchase up to 987,940 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the respective Warrant. These Warrants include a down-round provision under which the warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. The Company calculated the relative fair value of these warrants in the amount of $1,225,109 which was added to debt discount and will be amortized over the term of the notes (see Note 8). The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 8. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the warrant down-round provisions were triggered. As a result, the number of warrants was increased by 395,176 to 1,383,116 warrants and the exercise price was lowered to $2.50. As a result, the Company recorded a deemed dividend of $981,548 which represents the fair value transferred to the Warrant holders from the Down Round feature being triggered. The Company calculated the difference between the warrants fair value on the date the down round feature was triggered using the original exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as a reduction of accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

On October 3, 2019, the Company closed Securities Purchase Agreements with an accredited investor. Pursuant to the terms of the Purchase Agreement, the Company issued warrants to purchase up to 66,667 shares of the Company’s common stock (See Note 8). The Warrants are exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the investor is entitled to exercise the Warrants to purchase up to 66,667 shares of the Company’s common stock at a current exercise price of $2.50, subject to adjustment as detailed in the Warrant. This Warrant includes a down-round provision under which the warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. The Company calculated the relative fair value of these warrants in the amount of $82,771 which was added to debt discount and will be amortized over the term of the note (see Note 8). The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 8.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Warrants issued in connection with sale of common stock

From August 2019 and October 2019, in connection with the sale of 619,000 shares of its common stock, the Company issued 619,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors.

Warrants issued in connection with debt conversion

During the three months ended September 30, 2019, in connection with the conversion of notes payable and accrued interest (see Note 9), the Company issued 423,711 five-year warrants to purchase 423,711 shares of common stock at an exercise price of $2.50 per share. The Company calculated the fair value of these warrants of $1,045,384 which was expensed and included in gain (loss) on debt extinguishment on the accompanying consolidated statement of operations (see Note 13 – Debt Extinguishment). The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 8.

During the three months ended September 30, 2019, in connection with the conversion of related party convertible notes payable (see Note 13), the Company issued 1,015,000 five-year warrants to purchase 1,015,000 shares of common stock at an exercise price of $2.50 per share. The Company calculated the fair value of these warrants of $2,505,147 which was expensed and included in gain (loss) on debt extinguishment on the accompanying consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 8.

On October 1, 2019, in connection with the conversion of a note payable and accrued interest (see Note 9), the Company issued 28,367 five-year warrants to purchase 28,367 shares of common stock at an exercise price of $2.50 per share. The Company calculated the fair value of these warrants of $69,967 which was expensed and included in gain (loss) on debt extinguishment on the accompanying consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 8.

Warrant activities for the year ended December 31, 2019 and 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)		Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-		$-		-		$-
Granted	1,648,570	0.00
Balance Outstanding December 31, 2018	1,648,570	0.00		1.47
Granted	3,254,685	2.40
Cancellations	(1,421,059)	0.00
Increase in warrants related to price protection	395,176	2.50
Change in warrants related to dilutive rights	(227,511)	0.00
Balance Outstanding December 31, 2019	3,649,861	$2.41		4.66		$311,070
Exercisable, December 31, 2019	3,649,861	$2.41		4.66		$311,070

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

December 31, 2019 and 2018

Legal matters

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business.

Elrac LLC v. Prime EFS

On or about January 10, 2020, the Company was named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime from Elrac to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that Elrac believes were collected by the Company and not reimbursed to Elrac. Elrac subsequently moved for a default judgment against Prime. By letter to the court dated March 9, 2020, Prime opposed entry of a default judgment and contended that all claims in the Elrac Action were subject to mandatory arbitration clauses found in the individual lease agreements. On March 19, 2020, Elrac filed a stipulation dismissing the Elrac Action without prejudice and advised Prime that it intends to file an arbitration at the American Arbitration Association alleging essentially identical claims. Elrac now claims it is owed not $382,000 but $240,000. To date, Elrac has not filed an arbitration against Prime. In the event the arbitration is filed, Prime will contest the case vigorously and assert counterclaims. Although the parties are currently exchanging information, the matter is in a preliminary stage and it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. Accordingly, as of December 31, 2019, the Company has reflected a liability of $440,000, the amount due under the default judgment, which has been included in contingency liability on the accompanying consolidated balance sheet.

BMF Capital v. Prime EFS LLC et al.

The Company is aware of a settlement agreement made and entered into as of March 6, 2020, under which Prime and certain related entities agreed to pay BMF Capital $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain Warrants on 40,300 shares of TLSS Common Stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs) whereby BMF purchased specified percentages of Prime’s total future accounts receivable up to certain agreed upon amounts in exchange for an upfront purchase price. Prime did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. Under the March 6, 2020 settlement agreement, BMF could make claim for additional amounts and/or for recognition of the common stock warrants but to date it has not done so. In the event BMF pursues such a claim against Prime, Prime will contest the case vigorously. Since no such claim has in fact been filed in court, but merely threatened, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, it appears that the value of any such claim is under $10,000.

Bellridge Capital, L.P. and SCS, LLC v. TLSS

Currently, the Company is in an ongoing dispute between the Company and two investors in the Company, namely Bellridge and SCS, LLC (“SCS”). Among other things, Bellridge claims that the Company is in breach of its obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, an April 2019 promissory note. In an April 28, 2020 letter, Bellridge contends that TLSS owed Bellridge $1,978,557.76 as of that date. In a purported standstill agreement subsequently proposed by Bellridge, Bellridge claims TLSS owes it $2,271,099.83, a figure which allegedly includes default rate interest. Bellridge also claims that a subordination agreement it signed with the Company on August 30, 2019, was void ab initio. Bellridge has also demanded the conversion of approximately $20,000 in indebtedness into the common stock of the Company, a conversion which the Company has not effectuated because the parties did not come to agreement on a conversion price. Such agreement is required for Bellridge to exercise its conversion rights under an agreement dated April 9, 2019 between Bellridge and the Company. SCS alleges it was induced by fraud to exchange two million shares of Company preferred stock for Company common stock and was damaged thereby. The Company is currently in discussions with Bellridge, SCS and the Company’s senior secured lenders to see whether this dispute can be amicably resolved. In the event Bellridge and/or SCS pursues the above claims against the Company, the Company will contest the case vigorously. Since no such claims have in fact been filed in court, but merely threatened, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Other than discussed above, as of December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Leases

See Note 14.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 12– RELATED PARTY TRANSACTIONS AND BALANCES

Accounts payable – related party

In 2018, the Company utilized an affiliate company as one of the carriers, providing auto transportation, in the normal course of business. The carrier fees incurred to this affiliate were $50,625 for the year ended December 31, 2018. At December 31, 2018, amount due to this affiliate amounted to $3,700 and is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

Due to related parties

In connection with the acquisition of Prime (See Note 3), the Company acquired a balance of $14,019 that was due from the former majority owner of Prime. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime who then advanced back the $489,174 to Prime. During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. This advance is non-interest bearing and is due on demand. At December 31, 2019 and 2018, amount due to this related party amounted to $129,000 and $259,000, respectively, and have been included in due to related parties on the accompanying consolidated balance sheets.

During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, an employee of Prime who exerts significant influence over the business of Prime, paid costs and expenses of $56,507 on behalf of the Company and was reimbursed $40,207 by the company. In 2018, these advances are non-interest bearing and were due on demand. During the year ended December 31, 2019, this employee of Prime advanced the Company $88,000. In 2019, the Company paid this employee interest expense of $44,000 related to 2019 working capital advances made. At December 31, 2019 and 2018, amounts due to this related party amounted to $88,000 and $16,300, respectively, and have been included in due to related parties on the accompanying consolidated balance sheets.

During the year ended December 31, 2019, an entity which is controlled by an employee of Prime who exerts significant influence over the business of Prime advanced the Company $25,000. In 2019, the Company paid this entity interest expense of $12,500 related to 2019 working capital advances made. At December 31, 2019, amounts due to this related party entity amounted to $25,000, and has been included in due to related parties on the accompanying consolidated balance sheets.

Notes payable – related parties

From July 25, 2018 through December 31, 2018, the Company entered into a Promissory Notes with the Company’s former chief executive office or the spouse of the Company’s chief executive officer. Pursuant to these promissory notes, the Company borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. Additionally, in October 2018, the Company issued 50,000 shares of its common stock to this related party in connection with loans made between July and October 2018. The shares were valued at $100,000, or $2.00 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded interest expense – related party of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid. At December 31, 2018, notes payable – related party amounted to $213,617, which consisted of a note payable of $220,000 and is net of unamortized debt discount of $6,383. During January 2019, the Company repaid the remaining existing promissory note totaling $220,000 with the spouse of the Company’s former chief executive officer. In addition, during February 2019, the Company entered into another promissory note with the spouse of the former chief executive officer totaling $220,000, net of an original issue discount of $20,000. In April 2019, the Company repaid this promissory note. During the year ended December 31, 2019 and 2018, amortization of debt discount related to these notes amounted to $26,383 and $93,617 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

On July 3, 2019, the Company entered into a note agreement with an entity, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on September 3, 2019, and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this Note shall be due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest shall made. The principal amount of this Note and all accrued, but unpaid interest hereunder shall be due and payable on the earlier to occur of (i) January 3, 2021 (the “Maturity Date”), or (ii) an Event of Default. The payment of all or any portion of the principal and accrued interest may be paid prior to the Maturity Date. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. At December 31, 2019, interest payable to related parties amounted to $83,445 and is included in due to related parties on the accompanying balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

In August 2019, the Company’s chief executive officer advanced to the Company and was repaid $50,000, The advance was non-interest bearing and payable on demand.

At December 31, 2019 and 2018, notes payable – related parties amounted to $500,000 and $213,617, which consisted of a note payable of $500,000 and $220,000 and is net of unamortized debt discount of $0 and $6,383, respectively.

Convertible note payable – related parties

On March 13, 2019, the Company entered into a convertible note agreement with an individual, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $7,500 was due and payable. Commencing on October 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $31,902 shall be made, if not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be paid prior to the April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest (in whatever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note was convertible by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $1.37. In connection with the issuance of this Note, the Company determined that this Note contains terms that are fixed monetary amounts at inception. Since the conversion price of $1.37 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, the Company entered into a Note Conversion Agreement with this individual. In connection with this Note Conversion Agreement, the Company issued 203,000 shares of its common stock at $2.50 per share for the conversion of convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years (see Note 10).

On April 11, 2019, the Company entered into a convertible note agreement with an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $30,000 was due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611 are due, if the note is not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be prepaid prior to April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note was convertible by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $11.81. Since the conversion price of $11.81 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, the Company entered into a Note Conversion Agreement with this entity. In connection with this Note Conversion Agreement, the Company issued 812,000 shares of its common stock at $2.50 per share for the conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years (see Note 10).

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

During the year ended December 31, 2019, interest expense related to these notes amounted to $222,328 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 13 – DEBT EXTINGUISHMENT

Gain on debt extinguishment

In connections with the RedDiamond and Bellridge debt modifications and warrants cancellations and other debt modifications discussed elsewhere, on the Modification Dates or repayment dates, for the year ended December 31, 2019, the Company recorded an aggregate gain on debt extinguishment of $39,090,168 which consists of the following.

	Gain (loss) on extinguishment on modification date	Other	Total gain (loss) on debt extinguishment
Gain from reversal of derivative liabilities on Modification Date or repayment date (note 8)	$61,841,708	$246,110	$62,087,818
Fair value of common shares issued on Modification Date (note 10)	(17,934,000)	-	(17,934,000)
Fair value of warrants issued on modification dates (note 10)	-	(3,620,498)	(3,620,498)
Conversion inducement expense (note 10)	-	(1,164,220)	(1,164,220)
Write-off of remaining debt discount	(1,013,118)	(152,240)	(1,165,358)
Reversal of put premium on stock-settled debt related to cancellation of conversion terms (note 8)	385,385	-	385,385
Reduction of principal and interest balances due	501,041	-	501,041
Gain (loss) of debt extinguishment	$43,781,016	$(4,690,848)	$39,090,168

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

In July 2019, the Company entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through August 2024. During the first year on the lease term, the base monthly rent shall be $18,000 and shall increase by 3% each lease year. Additionally, the Company shall pay its portion of operating expenses. The Company shall have one option to renew the term of this lease for an additional five years. As of December 31, 2019, the Company paid a security deposit of $18,000.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less.

On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $631,723. Additionally, during the year ended December 31, 2019, the Company entered into new operating lease agreements as discussed above, that require the Company to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value. Accordingly, the Company recorded right-of-use assets and lease liabilities of $1,352,597.

During the year ended December 31, 2019 and 2018, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $419,249 and $23,100, respectively, which is expensed during the period and included in operating expenses on the accompanying consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

At December 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

December 31, 2019
Office leases right of use assets	$1,984,320
Less: accumulated amortization into rent expense	(233,890)
Balance of ROU assets as of December 31, 2019	$1,750,430

At December 31, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

December 31, 2019
Lease liabilities related to office leases right of use assets	$1,773,384
Less: current portion of lease liabilities	(333,126)
Lease liabilities – long-term	$1,440,258

At December 31, 2019, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended December 31,	Amount
2020	$507,240
2021	521,856
2022	531,630
2023	538,608
2024	184,288
Total minimum non-cancelable operating lease payments	2,283,622
Less: discount to fair value	(510,238)
Total lease liability at December 31, 2019	$1,773,384

NOTE 15 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets at December 31, 2019 and 2018 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the Company’s effective tax rate for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Income tax benefit at U.S. statutory rate	21.00%	21.00%
Income tax benefit - State	4.57%	4.18%
Permanent items	(15.23)%	(18.19)%
Effect of change in valuation allowance	(10.34)%	(6.99)%
Effective income tax rate	0.00%	0.00%

The Company’s approximate net deferred tax asset as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Deferred Tax Asset:
Net operating loss carryover	$5,682,118	$1,042,542
Less: valuation allowance	(5,682,118)	(1,042,542)
Net deferred tax asset	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The net operating loss carryforward was approximately $22,278,521 at December 31, 2019. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2019, the valuation allowance increased by $4,639,576. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of $120,600 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2016 to 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 16 – CONCENTRATIONS

For the years ended December 31, 2019 and 2018, one customer represented 98.7% and 99.0% of the Company’s total net revenues. At December 31, 2019, this one customer represented 93.9% of the Company’s accounts receivable balance.

During the years ended December 31, 2019 and 2018, the Company rented delivery vans and trucks from a limited number of vendors. Any shortage of supply of vans and trucks available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 17 – SUBSEQUENT EVENTS

Secured merchant loans

In March 2020, the Company entered into several settlement agreements related to the payoff of several secured merchant loans as follows:

In connection with a settlement agreement, the Company paid off a merchant loan with a principal balance of $936,410 for a payment of $600,000 which was made by the Company in March 2020.

In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $233,434 in full settlement for a merchant loan of with a principal balance of $364,740. The payment was due on March 11, 2020. Although the Company paid the $233,434, the Company did not pay the settlement amount on the due date of March 11, 2020 and the settlement agreement is in dispute and being renegotiated.

In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $275,000 in full settlement for a merchant loan of with a principal balance of $272,700 and a Senior Secured Convertible debt in the amount of $95,874 and cancellation of 40,300 warrants held by the same creditor. The settlement payment was due, in full, on March 12, 2020; however, due to cash constraints at the time, the Company paid the $275,000 in weekly installments, which the creditor accepted, with its final payment on May 12, 2020. While the Company never received a default or demand letter, the creditor verbally told the Company on May 12, 2020, that the original full amount should be paid, although the creditor has not made any formal demand or commenced any action. The Company believes any such claim, if made, would be without merit.

Promissory notes

On February 21, 2020, the Company borrowed $220,000 from an individual and received net proceeds of $220,000. From January 2020 to February 2020, the Company entered into promissory notes with an individual totaling $110,000 and received net proceeds of $100,000, net of original issue discounts of $10,000. In January and February 2020, the Company repaid these loans.

Due to related parties

During the period from January 1, 2020 to May 18, 2020, an employee of Prime who exerts significant influence over the business of Prime, advanced the Company $75,000 and was repaid $138,000.

During the year ended December 31, 2019, an entity which is controlled by an employee of Prime who exerts significant influence over the business of Prime advanced the Company $25,000. This balance was repaid on January 8, 2020.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Convertible debt and related warrants

From January 2020 to the date of this report, the Company closed on a Securities Purchase Agreements with accredited investors. Pursuant to the terms of these Purchase Agreement, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,095,500 (the “Notes”), and warrants to purchase up to 838,200 shares of the Company’s common stock (the “Warrants”). The Company received net proceeds of $1,905,000, which is net of a 10% original issue discounts of $190,500. The Notes bear interest at 6% per annum and becomes due and payable on the date that is the 24-month anniversary of the original issue date of the respective Note. During the existence of an Event of Default, which includes, amongst other events, any default in the payment of principal and interest payment (including Amortization Payments) under any Note or any other indebtedness, interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of these Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “Amortization Payment”), shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The Amortization Payments shall be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (“Stock Payment”). If the investor requests a Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable Amortization Payment divided by 80% of the lowest VWAP during the five Trading Day period prior to the due date of the Amortization Payment.

The Note may be prepaid, provided that equity conditions, as defined in the Notes, have been met (or any such failure to meet the Equity Conditions have been waived): (i) from Original Issuance Date until and through the day that falls on the third month anniversary of the Original Issue Date (the “3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the Note and accrued and unpaid interest, and (ii) after the 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the Note and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), the Holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering Proceeds at the prices set forth above, or (y) exchange its Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the Note. Except for a Public Offering and Amortization Payments, in order to prepay the Note, the Company shall provide at least 30 days’ prior written notice to the Holder, during which time the Holder may convert the Note in whole or in part at the Conversion Price. For avoidance of doubt, the Amortization Payments shall be prepayments and are subject to prepayment penalties equal to 115% of the Amortization payment. In the event the Company consummates a Public Offering while the Notes are outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the Notes.

After the original issue date until the Note is no longer outstanding, the Notes shall be convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date or other date of determination, $0.40 per share, subject to adjustment as provided herein. If an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, these Notes shall be convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the Common Stock as reported on the Trading Market during the 20 consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion (the “Default Conversion Price”). All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately.

The Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the investors are entitled to exercise the Warrants to purchase up to 838,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Warrant. The Company calculated the relative fair value of these warrants in the amount of $727,659 which was added to debt discount and shall be amortized over the term of the Notes.

These Notes and related Warrants include a down-round provision under which the Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

In connection with the issuance of these Note, the Company determined that various terms of the Note, including the Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. On the initial measurement dates, the fair values of the embedded conversion option derivative of $8,295,096 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Notes of $1,177,341, with the remainder of $7,117,755 charged to current period operations as initial derivative expense. Pursuant to price protection clauses in substantially all convertible debt and related warrants outstanding at December 31, 2019, these Notes and related Warrants include a down-round provision under which the Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company (see Note 8). Due to the default of Amortization Payments due on our August 30, 2019 Notes and other Notes as discussed in Note 8, these convertible notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $629,000, default interest shall accrue at 18%, and the default conversion terms shall apply.

In January 2020, due to the non-payment of the January 2020 Amortization Payment, the August 30, 2019 convertible notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $693,000, default interest shall accrue at 18%, and the default conversion terms shall apply. (See Note 8). Additionally, in February 2020, due to the default of the February 2020 Amortization Payment, the October 3, 2019 convertible note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $50,000, default interest shall accrue at 18%, and the default conversion terms shall apply. Additionally, the exercise price of the related warrants were reduced to less than a penny.

Paycheck Protection Program Promissory Note

On April 15, 2020, the Company’s subsidiary, Prime, entered into a Paycheck Protection promissory note (the “Prime PPP Loan”) with M&T Bank in the amount of $2.941.212 under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 15, 2020, the Prime PPP Loan was approved and Prime received the loan proceeds on April 22, 2020. Prime plans to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 16, 2020.

On April 2, 2020, the Company’s subsidiary, Shypdirect, entered into a Paycheck Protection promissory note (the “Shypdirect PPP Loan”) with M&T Bank in the amount of $504,940 under the SBA CARES Act. On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the Loan proceeds on May 1, 2020. Shypdirect plans to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 28, 2020.

Prime or Shypdirect did not provide any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on May 1, 2020 and at least 75% of any forgiven amount has been used for covered payroll costs. Any forgiveness of these Loans will be subject to approval by the SBA and Lender and will require Prime and Shypdirect to apply for such treatment in the future.

Common shares issued for conversion of convertible debt and interest

During the period from February 25, 2020 to May 14, 2020, the Company issued 294,584,216 shares of its common stock in connection with the conversion of convertible notes payable of $2,068,131, accrued interest and default interest of $473,402, and fees of $5,000. The conversion price was based on contractual terms of the related debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including John Mercadante, our Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended December 31, 2019. Based upon that evaluation, out CEO and PAO concluded that our disclosure controls and procedures were not effective as of December 31, 2019 because of the items set forth below under “Management’s Report on Internal Control over Financial Reporting”:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our CEO and PAO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the following material weaknesses:

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

We do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the year ended December 31, 2019. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management plans on pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have hired an outside accounting consultant that assists us with financial reporting and accounting supervision needs that enables us to have some segregation of duties consistent with control objectives and we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this Annual Report.

Limitations on the effectiveness of Controls

Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our sole officer.

Item 9b. Other Information.

On October 3, 2019, we issued and sold to an investor the October 3 Note, a convertible promissory note in the principal amount of $166,667, and the October 3 Warrant, a warrant to purchase up to 66,401 shares of our common stock pursuant to the October 3 Purchase Agreement, a Securities Purchase Agreement with an accredited investor, dated as of October 3, 2019. Pursuant to the terms of the October 3, 2019 Purchase Agreement, we received net proceeds of $150,000, which is net of a 10% original issue discounts of $16,667. The October 3 Note bears interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default (as defined in the October 3 Note), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the October 3 Note, an October 3 Note Amortization Payment, a monthly payment of interest and monthly principal payments, based on a 12 month amortization schedule, shall be due and payable each month, until the Maturity Date (as defined in the October 3 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The October 3 Note Amortization Payments shall be made in cash unless the holder requests it to be issued as an October 3 Note Stock Payment in the Company’s common stock in lieu of a cash payment. If the holder requests an October 3 Note Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

The October 3 Note may be prepaid, provided that equity conditions, as defined therein, have been met (or any such failure to meet the equity conditions have been waived): (i) from original issuance date until and through the October 3 Note 3 Month Anniversary, day that falls on the third month anniversary of the original issue date at an amount equal to 105% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest, and (ii) after the October 3 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, which is a registered public offering of securities for its own account, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering proceeds at the prices set forth above, or (y) exchange its October 3 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the October 3 Note. Except for a Public Offering and October 3 Note Amortization Payments, in order to prepay the October Note, the Company must provide at least 20 days’ prior written notice to the holder, during which time the holder may convert the October 3 note in whole or in part at the applicable conversion price. The October 3 Amortization Payments are considered prepayments and are subject to prepayment penalties equal to 115% of the October 3 Amortization Payment. In the event the Company consummates a Public Offering while the October 3 Note is outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the October 3 Note.

After the original issue date until the October 3 Note is no longer outstanding, the October 3 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the October 3 Note) means, as of any date of determination, the lower of: (i) $2.51 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the October 3 Note) has occurred, regardless of whether such Event of Default (as defined in the October 3 Note) has been cured or remains ongoing, the October 3 Note shall be convertible at the October 3 Default Conversion Price, which is the lower of: (i) $2.51 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the October 3 Note) during the 20 consecutive Trading Day (as defined in the October 3 Note) period ending and including the Trading Day (as defined in the October 3 Note) immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. This October 3 Note and the related October 3 Warrant include down-round provisions under which the October 3 Note Conversion Price and October 3 Warrant exercise price were reduced on a full-ratchet basis, to a fraction of a penny due to the adjusted conversion price of certain other convertible notes issued by the Company.

The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date October 3 Warrant became exercisable. Under the terms of the October 3 Warrant, the holder is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant.

In February 2020, due to the default of the February 2020 Amortization Payment, the October 3, 2019 convertible note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $50,000, default interest shall accrue at 18%, and the default conversion terms shall apply as described above. See Note 8 to the consolidated financial statements for additional details.

On October 14, 2019 and November 7, 2019, we entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, we issued and sold to an investor the Fall 2019 Notes, which are convertible promissory notes in the aggregate principal amount of $500,000 and we received cash proceeds of $500,000. The Fall 2019 Notes bear interest at 10% per annum. The October 14, 2019 note of $300,000 becomes due and payable on October 14, 2020 and the November 7, 2019 becomes due and payable on November 7, 2020. Commencing on the seven-month anniversary and continuing each month thereafter through the maturity date, payments of principal and interest shall made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments shall be due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable.

The Company has the right to prepay in cash all or a portion of the outstanding principal due under the Fall 2019 Notes. The Company must provide the holder with written notice at least twenty business days prior to the date on which the Company will deliver payment of accrued interest and all or a portion, in $100,000 increments, of the principal.

Each Fall 2019 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise. The Fall 2019 Notes do not contain anti-dilutive provisions. In May 2020, due to the non-payment of the May 2020 Amortization Payment, these convertible notes were deemed in default.

From November 22, 2019 to December 31, 2019, we entered into several secured Merchant Loans in the aggregate amount of $2,283,540. We received net proceeds of $1,355,986, net of original issue discounts and origination fees of $927,554. Pursuant to these several secured Merchant Loans, we were required to pay the noteholders by making daily and/or weekly payments on each business day or week until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, we repaid an aggregate of $464,344 of the loans. At December 31, 2019, notes payable related to these secured merchant loans amounted to $1,057,074, which consists of $1,819,196 of principal balance due and is net of unamortized debt discount of $762,122. Subsequent to December 31, 2019, we settled and repaid substantially all of these notes.

Beginning in January 2020 and continuing through the date of this Annual Report, we have closed on the 2020 Purchase Agreements, a series of Securities Purchase Agreements with several accredited investors. Pursuant to the terms of these 2020 Purchase Agreement, we have issued and sold to investors the 2020 Notes, which are convertible promissory notes in the aggregate principal amount of $2,095,500, and the 2020 Warrants, which are warrants to purchase up to 838,200 shares of the Company’s common stock. We received net proceeds of $1,905,000, which is net of a 10% original issue discounts of $190,500. The 2020 Notes bear interest at 6% per annum and becomes due and payable on the date that is the 24-month anniversary of the original issue date of the respective 2020 Note. During the existence of an Event of Default (as defined in the applicable 2020 Note), interest shall accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each 2020 Note, a 2020 Note Amortization Payment, a monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule, shall be due and payable each month, until the Maturity Date (as defined in the applicable 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable hereunder shall be immediately due and payable. The 2020 Note Amortization Payments shall be made in cash unless the investor requests it to be issued as a 2020 Note Stock Payment in the Company’s common stock in lieu of a cash payment. If a holder of a 2020 Note requests a 2020 Note Stock Payment, the number of shares of common stock issued shall be based on the amount of the applicable 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable 2020 Note) during the five Trading Day (as defined in the applicable 2020 Note) period prior to the due date of such 2020 Note Amortization Payment.

The 2020 Notes may be prepaid, provided that equity conditions, as defined in the 2020 Notes, have been met (or any such failure to meet the equity conditions have been waived): (i) from each 2020 Note’s respective original issuance date until and through each 2020 Note’s respective 2020 Note 3 Month Anniversary, which is the day that falls on the third month anniversary of such 2020 Note’s original issue date at an amount equal to 105% of the aggregate of the outstanding principal balance of the 2020 Note and accrued and unpaid interest, and (ii) after the applicable 2020 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the 2020 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, which is a registered public offering of securities for its own account, each holder may elect to: (x) have its principal and accrued interest prepaid directly from the Public Offering Proceeds at the prices set forth above, or (y) exchange its 2020 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold its 2020 Note(s). Except for a Public Offering and 2020 Note Amortization Payments, in order to prepay a 2020 Note, the Company must provide at least 30 days’ prior written notice to the holder thereof, during which time the holder may convert its 2020 Note in whole or in part at the applicable conversion price. The 2020 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the 2020 Note Amortization Payment. In the event the Company consummates a Public Offering while the 2020 Notes are outstanding, then 25% of the net proceeds of such offering shall, within two business days of the closing of such public offering, be applied to reduce the outstanding obligations pursuant to the 2020 Notes.

After the original issue date of a 2020 Note until such 2020 Note is no longer outstanding, such 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the applicable 2020 Note) means, as of any Conversion Date or other date of determination, $0.40 per share, subject to adjustment as provided herein. If an Event of Default (as defined in the 2020 Notes) has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the 2020 Notes are convertible at the 2020 Note Default Conversion Price which is the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the applicable 2020 Note) during the 20 consecutive Trading Day (as defined in the applicable 2020 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately. The 2020 Notes contain down-round protection under which the 2020 Note Conversion Price was reduced on a full-ratchet basis, to a fraction of a penny due to the adjusted conversion price of certain other convertible notes issued by the Company.

The 2020 Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the 2020 Warrants become exercisable. Under the terms of the 2020 Warrants, the investors are entitled to exercise the 2020 Warrants to purchase up to 838,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective 2020 Warrants.

Due to the default of Amortization Payments due on our August 30, 2019 Notes and other Notes, these convertible notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $629,000, default interest shall accrue at 18%, and the default conversion terms shall apply.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
John Mercadante	75	Chief Executive Officer, President and Chairman of the Board of Directors	April 16, 2019
Doug Cerny	61	Chief Development Officer and Director	April 16, 2019

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

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

 John Mercadante - Chairman of the Board, President and Chief Executive Officer

John Mercadante, age 75. John Mercadante has been the President, Chief Executive Officer and a director of our company since April 16, 2019. For more than the past five years, John has been a consultant and a manager of his personal investments. John co-founded Leisure Line, Inc., a motor coach company serving New York City and Atlantic City, New Jersey, in 1970 and served as its Chief Executive Officer for a ten-year period through the sale of the company to Golden Nugget in 1980. At the time of the sale, Leisure Line was generating approximately $11 million in annual revenues. In 1988, John cofounded Cape Transit, Inc., a motor coach company servicing Atlantic City, Philadelphia and South New Jersey. Under John Mercadante’s leadership as CEO, annual revenues at Cape Transit grew from $2 million to more than $11 million. In May 1996, Cape Transit became one of the founding companies of Coach USA, Inc. and John Mercadante became Coach USA’s president and Chief Operating Officer. John was an integral part of growing Coach’s annual revenues from $100 million to over $1 billion in revenues in just three years. The board of directors has concluded that Mr. Mercadante should serve as a director of the Company because of his extensive management and leadership skills and experience.

Doug Cerny - Director and Chief Development Officer

Doug Cerny, age 61. Doug Cerny has been the Chief Development Officer and a director of our company since April 16, 2019. For more than the past five years, Doug has been engaged in the practice of law with the Law Offices of Douglas M. Cerny located in Houston, Texas. Doug was the Senior Vice President and General Counsel of Coach USA, Inc. A major portion of the acquisitions completed by Coach USA were through the teamwork of Doug and John Mercadante in conjunction with personnel experienced in financial, integration and human capital management. Doug has extensive experience in mergers and acquisitions and business transactions. Doug earned a Bachelor’s of Science Civil Engineering from Valparaiso University, and his law degree and his Masters of Business Administration from the University of Houston, Houston, Texas. The board of directors has concluded that Mr. Cerny should serve as a director of the Company because of his extensive management and leadership skills and experience.

Family Relationships

There are no family relationships among our directors and executive officers.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to do so as we develop our infrastructure and business. Our board of directors and executive officers have focused on identifying and hiring the personnel required to manage the growth of the Company and will be adopting a Code of Ethics that will be implemented in conjunction with completing the hiring of additional personnel.

Audit Committee

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. The board of directors has determined that it does not have an independent “audit committee financial expert” as such term is defined under applicable SEC rules because the board of directors does not have any independent directors. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to the named executive officers, John Mercadante, Douglas Cerny and Steven Yariv:

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Mercadante	2019	15,000	0	1,442,000	0	0	0	80,000	1,537,000

Doug Cerny	2019	30,000	0	1,030,000	0	0	0	105,000	1,165,000

Steven Yariv, former Chief	2019	204,000	0	44,484	0	0	0	0	248,484
Executive Officer (1)	2018	441,000	0	3,090,000	0	0	0	0	3,531,000

(1) Reflects compensation received from Save on Transport. Mr. Yariv resigned as an officer and employee of our company on April 16, 2019. Mr. Yariv resigned as a director of our company on May 1, 2019 in connection with our disposition of our former Save on Transport subsidiary.

(2) Reflects grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.

Employment Agreements

The Company has no executive officer employment agreements in place as of May 22, 2020.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, we did not have any outstanding equity awards to our officer.

Director Compensation

Our directors received no compensation for their service as directors, however, Mr. Mercadante, Mr. Cerny and Mr. Yariv were paid compensation in their roles as executive officers during the 2019 period covered by this Annual Report (see above).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Subject to community property laws, where applicable, and except as otherwise noted, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of May 22, 2020, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is 5500 Military Trail, Suite 22-357, Jupiter, FL 33458.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)

Directors and Executive Officers
John Mercadante	1,400,000 shares	*
Douglas Cerny	1,000,000 shares	*

All directors and executive officers as a group	2,400,000 shares	*

less than 1%.

(1) Applicable percentage ownership is based on 306,416,819 shares of Common Stock outstanding as of May 22, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 Director Independence

We are not currently subject to the listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors.” We have assessed the independence of our directors using the independence definition of the Nasdaq Stock Market. We do not have any independent directors under such definition.

Related Party Transactions

Due to related parties

In connection with the acquisition of Prime EFS, we acquired a balance of $14,019 that was due from Rosemary Mazzola, the former majority owner of Prime EFS. Pursuant to the terms of the SPA, we agreed to pay $489,174 in cash to Ms. Mazzola who then advanced back the $489,174 to Prime EFS. Accordingly, on June 18, 2018, the Company owed $489,174 on this obligation. During the period from acquisition date of Prime EFS (June 18, 2018) to December 31, 2018, we repaid $216,155 of this advance. During the year ended December 31, 2019, we repaid $130,000 of this advance. This advance is non-interest bearing and is due on demand. At December 31, 2019 and 2018, the amounts due to Ms. Mazzola were $129,000 and $259,000, respectively, and have been included in due to related parties on the accompanying consolidated balance sheets. The amount due to Ms. Mazzola was $94,000 as of May 22, 2020.

During the period from acquisition date of Prime EFS (June 18, 2018) to December 31, 2018, Frank Mazzola, an employee of Prime EFS who exerts significant influence over the business of Prime EFS, paid costs and expenses of $56,507 on behalf of the Company and was reimbursed $40,207 by the Company. In 2018, these advances were non-interest bearing and were due on demand. During the year ended December 31, 2019, Frank Mazzola advanced the Company $88,000. In 2019, we paid Frank Mazzola interest of $44,000 related to 2019 working capital advances made. At December 31, 2019 and 2018, amounts due to Frank Mazzola amounted to $88,000 and $16,300, respectively, and have been included in due to related parties on the accompanying consolidated balance sheets.

During the year ended December 31, 2019, Performance Fleet Maintenance LLC, an entity that is controlled by Frank Mazzola, an employee of Prime EFS who exerts significant influence over the business of Prime EFS, advanced the Company $25,000. In 2019, we paid Performance Fleet Maintenance LLC interest of $12,500 related to 2019 working capital advances made. At December 31, 2019, amounts due to Performance Fleet Maintenance LLC amounted to $25,000, and has been included in due to related parties on the accompanying consolidated balance sheets. This advance was repaid in January 2020.

Convertible note payable – related parties

On March 13, 2019, we entered into a convertible note agreement with Wendy Cabral, an individual, who is affiliated with the Company’s chief executive officer, in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this note of $7,500 were due and payable. Commencing on October 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $31,902 were due and payable, if the note was not sooner converted as provided in the note agreement. All or any portion of the principal and accrued interest was permitted to be paid prior to the April 11, 2021. Interest was to accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this note was to bear interest from maturity of such principal or interest (in whatever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with its terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of the note that is being converted by $1.37. In connection with the issuance of the note, we determined that the note contains terms that are fixed monetary amounts at inception. Since the conversion price of $1.37 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, we entered into a Note Conversion Agreement with Ms. Cabral. In connection with this Note Conversion Agreement, we issued 203,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible note, we also issued warrants to Ms. Cabral to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years. During the year ended December 31, 2019, interest expense related to this note amounted to $30,329 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

On April 11, 2019, we entered into a convertible note agreement with Westmount Financial Limited Partnership, an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this note of $30,000 were due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611 were due, if the note was not sooner converted as provided in the convertible note agreement. All or any portion of the principal and accrued interest could be prepaid prior to April 11, 2021. Interest was to accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this note was to bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with its terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of the note that is being converted by $11.81. Since the conversion price of $11.81 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, we entered into a Note Conversion Agreement with Westmount Financial Limited Partnership. In connection with this Note Conversion Agreement, we issued 812,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, we also issued warrants to Westmount Financial Limited Partnership to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years. During the year ended December 31, 2019, interest expense related to this note amounted to $165,616 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

In connection with the modification of the related convertible notes pursuant to the respective Note Conversion Agreements, we changed the conversion price of the notes to $2.50 per share and issued an aggregate of 1,015,000 warrants as discussed above.

During the year ended December 31, 2019, interest expense related to these notes amounted to $195,945 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

Notes payable – related parties

From July 25, 2018 through December 31, 2018, we entered into Promissory Notes with Steve Yariv, the Company’s former chief executive officer, and his spouse. Pursuant to these promissory notes, the Company borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. Additionally, in October 2018, we issued 50,000 shares of its common stock to this related party in connection with loans made between July and October 2018. The shares were valued at $100,000, or $2.00 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded interest expense – related party of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid. At December 31, 2018, notes payable – related party amounted to $213,617, which consisted of a note payable of $220,000 and is net of unamortized debt discount of $6,383. During January 2019, we repaid the remaining existing promissory note totaling $220,000 with the spouse of the Company’s former chief executive officer. In addition, during February 2019, the Company entered into another promissory note with the spouse of the former chief executive officer totaling $220,000, net of an original issue discount of $20,000. In April 2019, the Company repaid this promissory note. During the year ended December 31, 2019 and 2018, amortization of debt discount related to these notes amounted to $26,383 and $93,617 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

On July 3, 2019, we entered into a note agreement with Westmount Financial Limited Partnership, an entity, who is affiliated to the Company’s chief executive officer, in the amount of $500,000. Commencing on September 3, 2019, and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this Note shall be due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest shall made. The principal amount of this note and all accrued, but unpaid interest hereunder shall be due and payable on the earlier to occur of (i) January 3, 2021, or (ii) an event of default. The payment of all or any portion of the principal and accrued interest may be paid prior to the maturity date. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. At December 31, 2019, interest payable to related parties amounted to $83,445 and is included in due to related parties on the accompanying balance sheets.

 In August 2019, the Company’s chief executive officer advanced to the Company and was repaid $50,000, The advance was non-interest bearing and payable on demand.

At December 31, 2019 and 2018, notes payable – related parties amounted to $500,000 and $213,617, which consisted of a note payable of $500,000 and $220,000 and is net of unamortized debt discount of $0 and $6,383, respectively.

There are not currently any conflicts of interest by or among the Company’s current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed or incurred related to the following years for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A. for 2019 and 2018 are set forth below.

	2019	2018
Audit fees	$187,000	$175,000
Audit-related fees	19,000	4,100
Tax fees	-	-
All other fees	-	-
Total	$206,000	$179,100

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. The board of directors has reviewed and discussed with management the audited financial statements for the year ended December 31, 2019. The board of directors also discussed all the matters required by professional auditing standards to be discussed with the Company’s independent registered public accounting firm, Salberg & Company, P.A., the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the Securities and Exchange Commission. In addition, the board of directors has received from the independent registered public accounting firm written disclosure required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526, and has discussed with the independent registered public accounting firm its independence from the Company and its management. Based on its review and discussions, including discussions without management or members of the independent registered public accounting firm present, the board of directors has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

To safeguard the continued independence of the Company’s independent registered public accounting firm, the board of directors requires all audit and non-audit services, subject to a de minimis exception pursuant to SEC Regulation S-X Rule 2-01(c)(7)(i)(C), to be performed by the Company’s independent registered public accounting firm, to be pre-approved by the board of directors prior to such services being performed. All audit services performed by the Company’s independent registered public accounting firm during the year ended December 31, 2019 were approved by the board of directors.

Item 15. Exhibits and Financial Statement Schedules.

The following financial information is filed as part of this report:

(a)

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of March 30, 2017, by and among the Registrant and Save on Transport Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 5, 2017).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated June 30, 2015).

3.2	Certificate of Change filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 24, 2013).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K dated December 20, 2011).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 23, 2018).

4.1	Form of Senior Convertible Promissory Note from 2017 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated April 27, 2017).

4.2	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of PetroTerra Corp., dated August 7, 2017 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated August 8, 2017).

4.3	Form of Senior Secured Convertible Promissory Note dated June 16, 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated June 27, 2018).

4.4	Common Stock Purchase Warrant, issued by the Company on June 19, 2018 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated June 27, 2018).

4.5	Form of Non-Negotiable Convertible Promissory Note dated March 11, 2019 and April 11, 2019 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated April 30, 2019).

4.6	Share Exchange Agreement, dated May 1, 2019, by and among the Company, Save On Transport and Steven Yariv (incorporated by reference to Exhibit 4.1 to our Form 8-K dated May 3, 2019).

4.7	Form of Registration Rights Agreement (Equity Offering) (incorporated by reference to Exhibit 4.1 to our Form 8-K dated September 9, 2019).

4.8	Form of Registration Rights Agreement (Debt Offering) (incorporated by reference to Exhibit 4.2 to our Form 8-K dated September 9, 2019).

4.9*	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019.

4.10*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.11	Form of Warrant (Equity Offering) (incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2019).

4.12	Form of Note (incorporated by reference to Exhibit 10.4 to our Form 8-K dated September 9, 2019).

4.13	Form of Warrant (Debt Offering) (incorporated by reference to Exhibit 10.5 to our Form 8-K dated September 9, 2019).

4.14*	Form of Convertible Note dated between January 2020 and March 2020

4.15*	Form of Warrants dated between January 2020 and March 2020

10.1	Securities Purchase Agreement, dated as of April 25, 2017, by and among the Company and the Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2017).

10.2	Securities Purchase Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 27, 2018).

10.3	Security Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.2 to our Form 8-K dated June 27, 2018).

10.4	Stock Purchase Agreement, dated June 18, 2018, between the Company, Prime EFS LLC and the seller’s signatory thereto. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated June 26, 2018).

10.5	Agreement, dated April 9, 2019, by and between the Company and Bellridge Capital, L.P. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.6	Form of Agreements, by and between the Company and RedDiamond Partners LLC incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.7	Form of Series A Convertible Preferred Stock Exchange Agreement incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.8	Form of Securities Purchase Agreement (Equity Offering) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2019).

10.9	Form of Securities Purchase Agreement (Debt Offering) (incorporated by reference to Exhibit 10.3 to our Form 8-K dated September 9, 2019).

10.10	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).

10.11	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).

21*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer pursuant to Section 302

31.2*	Certification of Principal Financial Officer pursuant to Section 302

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906

101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

# The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transportation and Logistics Systems, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. CORP.
May 29, 2020
	By:	/s/ John Mercadante
John Mercadante, Principal Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Mercadante	Chief Executive Officer, Chief Financial Officer, President, and Director	May 29, 2020
John Mercadante	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Doug Cerny	Director	May 29, 2020
Doug Cerny

