Form 10-Q
period 2020-03-31
Transportation & Logistics Systems, Inc.
filed 2020-06-30
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34970

Transportation and Logistics Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3106763
(State or Other Jurisdiction	IRS Employer
of Organization)	Identification Number

5500 Military Trail, Suite 22-357 Jupiter, Florida	33458
(Address of principal executive offices)	(Zip code)

(833) 764-1443

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 26, 2020
Common Stock, $0.001	499,900,491

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

March 31, 2020

i

Note Regarding Reliance on SEC Order

Transportation and Logistics Systems, Inc. (the “Company”) is filing its Quarterly Report on Form 10-Q for the three months ended March 31, 2020 after the May 15, 2020 deadline applicable to the Company for the filing of its Quarterly Report on Form 10-Q in reliance on the Securities and Exchange Commission Order issued March 25, 2020 (the “SEC Order”), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) which permit a delay in filing of up to forty-five days due to circumstances related to the COVID-19 outbreak.

On May 11 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the SEC Order to delay the filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2020 because the Company’s operations and business were experiencing disruption due to the unprecedented conditions surrounding the COVID-19 pandemic and thus the Company would be unable to timely review and prepare the Company’s financial statements for the three months ended March 31, 2020. Consistent with the Company’s statements in the Form 8-K, the Company was unable to file its Quarterly Report on Form 10-Q for the three months ended March 31, 2020 on or before May 15, 2020 because it was unable to timely review and prepare the Company’s financial statements for the three months ended March 31, 2020 as a result of the disruptions of the Company’s business operations caused by the COVID-19 pandemic.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$32,626	$50,026
Accounts receivable, net	1,063,225	963,771
Prepaid expenses and other current assets	427,394	1,246,555

Total Current Assets	1,523,245	2,260,352

OTHER ASSETS:
Security deposit	201,250	76,500
Property and equipment, net	686,728	240,406
Right of use assets, net	1,705,996	1,750,430

Total Other Assets	2,593,974	2,067,336

TOTAL ASSETS	$4,117,219	$4,327,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of put premium of $311,660 and $385,385 and debt discounts of $3,162,352 and $2,210,950, respectively	$5,647,429	$3,634,344
Notes payable, current portion, net of debt discount of $11,318 and $762,112, respectively	1,733,440	2,425,003
Notes payable - related party	500,000	500,000
Accounts payable	2,138,152	1,517,082
Accrued expenses	692,176	627,990
Insurance payable	2,286,593	2,948,261
Contingency liability	440,000	440,000
Lease liabilities, current portion	341,483	333,126
Derivative liability	13,978,061	2,135,939
Due to related parties	269,884	325,445
Accrued compensation and related benefits	1,174,844	886,664

Total Current Liabilities	29,202,062	15,773,854

LONG-TERM LIABILITIES:
Notes payable, net of current portion	361,680	-
Lease liabilities, net of current portion	1,393,038	1,440,258

Total Long-term Liabilities	1,754,718	1,440,258

Total Liabilities	30,956,780	17,214,112

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series A Convertible Preferred stock, par value $0.001 per share; authorized 4,000,000 shares; No shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Series B Convertible Preferred stock, par value $0.001 per share; authorized 1,700,000 shares; 1,700,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively (Liquidation value $1,700 and $1,700, respectively)	1,700	1,700
Common stock, par value $0.001 per share; authorized 500,000,000 shares; 17,123,009 and 11,832,603 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	17,123	11,833
Common stock issuable, par value $0.001 per share; 25,000 and 25,000 shares	25	25
Additional paid-in capital	55,906,801	47,715,878
Accumulated deficit	(82,765,210)	(60,615,860)

Total Shareholders’ Deficit	(26,839,561)	(12,886,424)

Total Liabilities and Shareholders’ Deficit	$4,117,219	$4,327,688

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

REVENUES	$8,635,060	$5,803,207

COST OF REVENUES	7,855,749	5,549,702

GROSS PROFIT	779,311	253,505

OPERATING EXPENSES:
Compensation and related benefits	742,045	4,108,544
Legal and professional fees	414,810	504,840
Rent	164,350	98,831
General and administrative expenses	245,283	665,332

Total Operating Expenses	1,566,488	5,377,547

LOSS FROM OPERATIONS	(787,177)	(5,124,042)

OTHER (EXPENSES) INCOME:
Interest expense	(3,046,727)	(707,065)
Interest expense - related parties	(107,138)	(539,888)
Gain on debt extinguishment, net	275,034	93,871
Other income	67,831	-
Derivative gain (expense)	144,839	(13,384,260)

Total Other (Expenses) Income	(2,666,161)	(14,537,342)

LOSS FROM CONTINUING OPERATIONS	(3,453,338)	(19,661,384)

INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	-	13,661

NET LOSS	(3,453,338)	(19,647,723)

Deemed dividend related to ratchet adjustment	(18,696,012)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(22,149,350)	$(19,647,723)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss from continuing operations	$(1.79)	$(3.76)
Income from discontinued operations	(0.00)	0.00

Net loss per common share - basic and diluted	$(1.79)	$(3.76)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	12,353,129	5,229,764

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	-	$-	1,700,000	1,700	11,832,603	11,833	25,000	25	47,715,878	(60,615,860)	(12,886,424)

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	73,725	-	73,725

Common stock issued for debt conversion	-	-	-	-	5,290,406	5,290	-	-	336,229	-	341,519

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	172,720	-	172,720

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	262,872	-	262,872

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	31,250	-	31,250

Reclassification of warrants from equity to derivative liabilities	-	-	-	-	-	-	-	-	(11,381,885)	-	(11,381,885)

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	18,696,012	(18,696,012)	-

Net loss	-	-	-	-	-	-	-	-	-	(3,453,338)	(3,453,338)

Balance, March 31, 2020	-	$-	1,700,000	$1,700	17,123,009	$17,123	25,000	$25	$55,906,801	$(82,765,210)	$(26,839,561)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	4,000,000	4,000	-	-	4,220,837	4,220	-	-	7,477,422	(15,222,936)	(7,737,294)

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	63,581	-	63,581

Cumulative effect adjustment for change in derivative accounting	-	-	-	-	-	-	-	-	-	453,086	453,086

Shares issued for services	-	-	-	-	2,670,688	2,671	-	-	2,748,137	-	2,750,808

Net loss	-	-	-	-	-	-	-	-	-	(19,647,723)	(19,647,723)

Balance, March 31, 2019	4,000,000	$4,000	-	$-	6,891,525	$6,891	-	$-	$10,289,140	$(34,417,573)	$(24,117,542)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,453,338)	$(19,647,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,188	308,816
Amortization of debt discount to interest expense	1,359,388	1,071,272
Amortization of debt discount to interest expense - related party	-	21,383
Stock-based compensation and consulting fees	31,250	2,750,808
Interest expense related to debt default	1,387,785	-
Derivative (income) expense	(144,839)	13,384,260
Non-cash portion of gain on extinguishment of debt, net	(327,584)	(93,871)
Rent expense	5,571	14,056
Loss on disposal of property and equipment	-	47,022
Change in operating assets and liabilities:
Accounts receivable	(99,454)	(429,650)
Prepaid expenses and other current assets	819,161	(90,449)
Assets of discontinued operations	-	(86,379)
Security deposit	(124,750)	(34,350)
Accounts payable and accrued expenses	796,036	526,330
Insurance payable	(661,668)	(15,058)
Liabilities of discontinued operations	-	46,089
Accrued compensation and related benefits	288,180	243,466

NET CASH USED IN OPERATING ACTIVITIES	(110,074)	(1,983,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(460,510)	(51,256)
Proceeds from sale of property and equipment	-	81,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(460,510)	29,744

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable - related party	-	500,000
Proceeds from convertible notes payable	1,860,000
Repayment of convertible notes payable	(159,988)	(273,585)
Net proceeds from notes payable	1,033,510	3,521,120
Repayment of notes payable	(2,124,777)	(2,033,973)
Net proceeds from notes payable - related party	-	200,000
Repayment of notes payable - related party	-	(220,000)
Net (repayments) proceeds from related parties	(55,561)	28,815

NET CASH PROVIDED BY FINANCING ACTIVITIES	553,184	1,722,377

NET DECREASE IN CASH	(17,400)	(231,857)

CASH, beginning of period	50,026	296,196

CASH, end of period	$32,626	$64,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$741,627	$778,399
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$262,893	$1,222,986
Increase in derivative liability and debt discount	$1,267,473	$-
Increase in right of use asset and lease liability	$-	$631,723
Conversion of debt and accrued interest for common stock	$341,518	$-
Reclassification of accrued interest to debt	$80,155	$-
Decrease in put premium and paid-in capital	$73,725	$-
Reclassification of warrant value from equity to derivative liabilities	$11,381,885	$-
Deemed dividend related to price protection	$18,696,012	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company operates through its subsidiaries as a leading logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery and line haul services for predominantly online retailers.

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016. This transaction was treated as a reverse merger and recapitalization of Save On for financial reporting purposes because the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Reverse Merger were replaced with the historical financial statements of Save On before the Reverse Merger. The balance sheets at their historical cost basis of both entities were combined at the Closing Date and the results of operations from the Closing Date forward include the historical results of Save On and results of TLSS from the Closing Date forward. On May 1, 2019, the Company entered into a share exchange agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On April 16, 2019, Mr. Yariv ceased to be an officer or director of the Company.

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

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement expires (see Note 13 – Subsequent Events).

TLSS and its wholly-owned subsidiaries, Prime EFS and Shypdirect are hereafter referred to as the “Company”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2019, and notes thereto included in the Company’s annual report on Form 10-K, filed on May 29, 2020.

The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, Save On (through April 30, 2019), Prime EFS and Shypdirect. All intercompany accounts and transactions have been eliminated in consolidation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. Pursuant to Accounting Standard Codification (“ASC”) 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, beginning in the second quarter of 2019, the period that Save On was disposed of, the Company reflects Save On as a discontinued operation and such presentation is retroactively applied to all periods presented in the accompanying condensed consolidated financial statements.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2020, the Company had a net loss of $3,453,338 and net cash used in operations was $110,074. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $82,765,210, $26,839,561 and $27,678,817, respectively, at March 31, 2020. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable (see Note 6). On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement expires (see Note 13 – Subsequent Events). It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. In April 2020, the Company’s subsidiaries, Prime EFS and Shypdirect, entered into Paycheck Protection Program promissory notes with M&T Bank in the aggregate amount of $3,446,152 (see Note 13). Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

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

Use of estimates

The preparation of the condensed consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the value of claims against the Company.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2020 and December 31, 2019:

	At March 31, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$13,978,061	—	—	$2,135,939

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Three Months ended March 31, 2020	For the Three Months ended March 31, 2019
Balance at beginning of period	$2,135,939	$7,888,684
Initial valuation of derivative liabilities included in debt discount	1,267,474	-
Initial valuation of derivative liabilities included in derivative expense	13,336,234	-
Gain on extinguishment of debt related to repayment/conversion of debt	(662,398)	(246,111)
Reclassification of warrants from equity to derivative liabilities	11,381,885	-
Cumulative effect adjustment for change in derivative accounting	-	(838,471)
Change in fair value included in derivative (gain) expense	(13,481,073)	13,384,260
Balance at end of period	$13,978,061	$20,188,362

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s convertible notes payable and promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts through March 31, 2020.

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

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether it obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. On May 1, 2019, the Company disposed of its Save On business segment and the results of operations of Save On are included in discontinued operations. Accordingly, during the three months ended March 31, 2020 and 2019, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

Derivative financial instruments

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all of its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

For the Company’s Prime EFS and Shypdirect business activities, the Company recognizes revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. The Company does not incur incremental costs obtaining service orders from its Prime EFS and Shypdirect customers, however, if the Company did, because all of Prime EFS and Shypdirect customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognizes arises from deliveries of packages on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders correspond to each delivery of packages that the Company makes under the service agreements. Control of the package transfers to the recipient upon delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

For the Company’s Save On business activities, through the date of disposition on May 1, 2019, the Company recognized revenues and the related direct costs of such revenue which included carrier fees and dispatch costs as of the date the freight was delivered by the carrier which was when the performance obligation is satisfied. Customer payments received prior to delivery were recorded as a deferred revenue liability and related carrier fees if paid prior to delivery were recorded as a deferred expense asset. In accordance with ASC Topic 606, the Company recognized revenue on a gross basis. Our payment terms for corporate customers were net 30 days from acceptance of delivery and individual customers generally were required to pay in advance. The Company did not incur incremental costs obtaining service orders from its Save On customers, however, if the Company did, because all of the Save On customer’s contracts were less than a year in duration, any contract costs incurred were expensed rather than capitalized. The revenue that the Company recognized arose from service orders it received from its Save On customers. The Company’s performance obligations under these service orders corresponded to each delivery of a vehicle that the Company made for its customer under the service orders; as a result, each service order generally contained only one performance obligation based on the delivery to be completed.

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

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2020	March 31, 2019
Stock warrants	181,563,164	1,442,434
Stock options	80,000	-
Convertible debt	324,772,402	4,415,776
Series A convertible preferred stock	-	8,333,333
Series B convertible preferred stock	1,700,000	-

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

In August 2018, the FASB issued ASU 2018-13 to modify the disclosure requirements on fair value measurements. The amendments are effective for years beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – DISCONTINUED OPERATIONS

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Mr. Yariv ceased to be an officer or director of the Company effective with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 16, 2019.

Pursuant to ASC 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, the Company reflects Save On as discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The business of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. As of March 31, 2020 and December 31, 2019, the Company did not have any remaining assets and liabilities classified as discontinued operations in the Company’s condensed consolidated financial statements as of March 31, 2020 and December 31, 2019. The summarized operating result of discontinued operations included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2020	2019
Revenues	$-	$1,131,525
Cost of revenues	-	851,196
Gross profit	-	280,329
Operating expenses	-	266,668
Income from discontinued operations	-	13,661
Loss on disposal of discontinued operations	-	-
Income from discontinued operations, net of income taxes	$-	$13,661

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 4 – ACCOUNTS RECEIVABLE

At March 31, 2020 and December 31, 2019, accounts receivable, net consisted of the following:

	March 31, 2020	December 31, 2019
Accounts receivable	$1,083,225	$983,771
Allowance for doubtful accounts	(20,000)	(20,000)
Accounts receivable, net	$1,063,225	$963,771

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Life	March 31, 2020	December 31, 2019
Delivery trucks and vehicles	5 - 6 years	$761,652	$301,142
Equipment	5 years	3,470	3,470
Subtotal		765,122	304,612
Less: accumulated depreciation		(78,394)	(64,206)
Property and equipment, net		$686,728	$240,406

For the three months ended March 31, 2020 and 2019, depreciation expense is included in general and administrative expenses and amounted to $14,188 and $47,040, respectively. During the three months ended March 31, 2019, the Company traded in, sold or disposed of delivery trucks and vehicles of $185,514 with related accumulated depreciation of $19,561, and received cash of $81,000 and reduced notes payable of $37,931, resulting in a loss of $47,022 which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE AND NOTES PAYABLE

Red Diamond Partners LLC and RDW Capital, LLC

On April 25, 2017, the Company entered into a securities purchase agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond convertible promissory notes (the “RedDiamond Notes”) in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. Pursuant to this securities purchase agreement, during 2017, the Company entered into three RedDiamond Notes in the aggregate principal amount of $270,000 and the Company received $265,000 after giving effect to the original issue discount of $5,000. The RedDiamond Notes matured during 2018. RedDiamond is not required to fund any additional tranches under the securities purchase agreement. Through date of default, the RedDiamond Notes bore interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP (as defined in the RedDiamond Notes) for the previous ten trading days preceding the conversion. During 2018, the Company failed to make its required maturity date payments of principal and interest on the RedDiamond Notes of $270,000. In accordance with these notes, the Company entered into default in 2018, which increased the interest rate to 18.0% per annum. The RedDiamond Notes contain cross default provisions whereby a default in any one note greater than $25,000 will cause a default in all the notes, however, this provision is only effective if there is a formal notice of default by the lender.

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000. Through date of default, the principal due under the note accrued interest at a rate of 12% per annum. All principal and accrued interest under the note was due six months following the issue date of the note, and is convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the previous ten trading days immediately preceding the conversion. The note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the note. Upon an event of default, all obligations under the note will become immediately due and payable and the Company is required to make certain payments to the lender. On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 24% per annum.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

In connection with the issuance of these convertible promissory notes to RedDiamond and RDW Capital, LLC, the Company determined that the terms of these convertible promissory notes included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

The Company evaluated these convertible promissory note transactions in accordance with ASC Topic 815, Derivatives and Hedging. Through December 31, 2018, the Company determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provisions. Accordingly, through December 31, 2018, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. On January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective (See Note 2 - Derivative liabilities and summary of derivative liabilities below).

On April 9, 2019, the Company entered into agreements (the “RedDiamond Amendments”) with RedDiamond and RDW Capital, LLC, the holders of these convertible notes representing an aggregate principal amount of $510,000, and agreed with such holders to:

●	extend the maturity date of the notes to December 31, 2020;
●	remove all convertibility features of the notes; and
●	repay not less than half of the obligations then outstanding pursuant to the notes if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, using a portion of the proceeds thereof.

In connection with this debt modification, on April 9, 2019, the Company recorded a gain on debt extinguishment of $432,589, which consists of the removal of debt put premium of $385,385 since the debt is no longer convertible, and $47,204 related to the reversal of default interest payable.

Pursuant to the RedDiamond Amendments, the conversion provisions contained in the convertible promissory notes held by RedDiamond and RDW Capital, LLC were suspended and ceased to be exercisable beginning as of April 9, 2019. However, under the RedDiamond Amendments, the conversion provisions contained in the convertible promissory notes held by Red Diamond and RDW Capital, LLC were subject to reinstatement upon the occurrence of an event of default. The parties agreed that it would be considered an event of default under the convertible promissory notes if the Company consummated any new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities. On August 30, 2019, the Company entered into a new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities. Accordingly, since the Company entered into a new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities, in 2019, the conversion terms were reinstated and the Company recorded a put premium of $385,385 and recorded interest expense of $385,385.

During the three months ended March 31, 2020, the Company issued 1,703,717 shares of its common stock upon the conversion of debt of $73,725. Upon conversion, the Company reclassified put premium of $73,725 to paid-in capital.

The aggregate principal amounts due as of March 31. 2020 and December 31, 2019 amounted to $747,935 and $895,385, which included a put premium of $311,660 and $385,385, and principal balance of $436,275 and $510,000, and was included in convertible notes payable, a current liability, on the accompanying consolidated balance sheet, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Bellridge Capital, LLC

On June 18, 2018, the Company entered into a securities purchase agreement (the “Bellridge Purchase Agreement”), whereby it issued to Bellridge Capital, LLC (“Bellridge”) a senior secured convertible note in the aggregate principal amount of $2,497,503 (the “Bellridge Note”), for an aggregate purchase price of $1,665,000, net of an original issue discount of $832,503. In addition, the Company paid issue costs of $177,212. The original issue discount and issue costs were recorded as a debt discount to be amortized over the term of the Bellridge Note. The principal due under the Bellridge Note initially accrued interest at a rate of 10% per annum. Principal and interest payments of $232,940 were payable monthly beginning on December 18, 2018 and were due monthly over the term of the Bellridge Note in cash or common stock of the Company, at Bellridge’s discretion.

In connection with the Bellridge Purchase Agreement, Bellridge was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding common stock of the Company, for an aggregate purchase price of $100 (the “First Bellridge Warrant”). Additionally, the placement agent for the Bellridge Note was issued a warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding common stock of the Company, for an aggregate purchase price of $100 (the “Bellridge Note PA Warrant”).

In August 2018, the Company defaulted on the Bellridge Note due to (i) default on the payment of monthly interest payments due, (ii) default caused by the late filing of the Company’s reports on Form 10-Q for the periods ended June 30, 2018 and September 30, 2018 and (iii) default of filing of a registration statement. Upon an event of default, all principal, accrued interest, and liquating damages and penalties were due upon request of Bellridge at 125% of such amounts.

On December 27, 2018, Bellridge waived any and all defaults in existence on the Bellridge Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing as the time the Company files a registration statement or makes an application to up list to a national stock exchange (the “Second Bellridge Warrant” and together with the First Bellridge Warrant and the Bellridge Note PA Warrant, the “Bellridge Warrants”). Pursuant to the Second Bellridge Warrant, at any time on or before the date that the Company files a registration statement on form S-l or applies for up-listing to a National Exchange (as defined in the Second Bellridge Warrant), and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018, Bellridge could have chosen to subscribe for and purchase from the Company up to 2% in shares of common stock for an aggregate exercise price of $100. Additionally, the principal interest amount due under the Bellridge Note was modified with a monthly payment of principal and interests due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Bellridge Note due on December 18, 2019. This modification was not considered a debt extinguishment.

On April 9, 2019, the Company entered into a new agreement with this lender that modified the Bellridge Note and cancelled these warrants (see below).

Through April 9, 2019, all principal and accrued interest under the Bellridge Note was convertible into shares of the Company’s common stock, at a conversion price equal to the lower of $1.50 and 65% of the lowest traded price during the fifteen trading days immediately prior to the conversion date. The Bellridge Note included anti-dilution protection, as well as customary events of default, including, but not limited to, non-payment of the principal or accrued interest due on the Bellridge Note and cross default provisions on other Company obligations or contracts. Upon an event of default, all obligations under the Bellridge Note become immediately due and payable and the Company is required to make certain payments to Bellridge.

Bellridge was granted a right of first refusal on future financing transactions of the Company while the Bellridge Note remains outstanding, plus an additional three months thereafter. In connection with the issuance of the Bellridge Note, the Company entered into a security agreement with Bellridge pursuant to which the Company agreed that obligations under the Bellridge Note and related documents will be secured by all of the assets of the Company. In addition, all of the Company’s subsidiaries are guarantors of the Company’s obligations to Bellridge pursuant to the Bellridge Note and have granted a similar security interest over substantially all of their assets. A portion of the proceeds of the Bellridge Note were used to acquire 100% of the membership interests of Prime EFS.

During the term of the Bellridge Note, in the event that the Company consummates any public or private offering or other financing or capital raising transaction of any kind (each a “Bellridge Note Subsequent Offering”), in which the Company receives, in one or more contemporaneous transactions, gross proceeds of at least $5,000,000, at any time upon ten (10) days written notice to the holder of the Bellridge Note, but subject to the Bellridge Note holder’s conversion rights set forth in the Bellridge Purchase Agreement, then the Company must use 20% of the gross proceeds of the Bellridge Note Subsequent Offering and must make payment to the Bellridge Note holder of an amount in cash equal to the product of (i) the sum of (x) the then outstanding principal amount of the Bellridge Note and (y) all accrued but unpaid interest, multiplied by (ii) (x) 110%, if the Prepayment Date (as defined in the Bellridge Note) is within 90 days of the date hereof the Closing Date (as defined in the Purchase Agreement), or (y) 125%, if the Prepayment Date is after the 90th day following the Closing Date, to which calculated amount the Company must add all other amounts owed pursuant to the Bellridge Note, including, but not limited to, all late fees and liquidated damages.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

In connection with the Bellridge Purchase Agreement, the Company entered into a registration rights agreement which, among other things, required the Company to file a registration statement with the Securities and Exchange Commission no later than 120 days after June 18, 2018. The Company failed to file such registration statement. Accordingly, in addition to any other rights the holders may have under the Bellridge Purchase Agreement or under applicable law, on the default date and on each monthly anniversary of each such default date (if the applicable event is not cured by such date) until the ninetieth day from such default date, the Company will pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of one percent (1%) multiplied by the aggregate subscription amount paid by the holder pursuant to the Bellridge Purchase Agreement. Subsequent to the ninetieth day from such default date, the one percent (1%) penalty will increase to two percent (2%), with an aggregate cap of twenty percent (20%) per annum. If the Company fails to pay any of these partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. On December 27, 2018, Bellridge waived any and all defaults.

In connection with the Bellridge Purchase Agreement, the Company paid a placement agent $120,000 in cash which is included in issue costs previously discussed above and this placement agent was issued the Bellridge Note PA Warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding common stock of the Company, for an aggregate purchase price of $100. On April 9, 2019, the Company entered into an agreement with this placement agent that cancelled the Bellridge Note PA Warrant.

In connection with the issuance of the Bellridge Note and the Bellridge Warrants, the Company determined that the Bellridge Note and the Bellridge Warrants contains terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the Bellridge Note and the Bellridge Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of this embedded conversion option derivative and the Bellridge Warrants were determined using the Binomial valuation model and Monte-Carlo simulation model, respectively.

Convertible debt modifications and warrant cancellations

On April 9, 2019 (the “Bellridge Modification Date”), the Company entered into an agreement with Bellridge (the “Bellridge Modification Agreement”) that modified its existing obligations to Bellridge as follows:

●	the overall principal amount of the Bellridge Note was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, to be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares are to be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to the Bellridge Modification Agreement. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 in April 2019. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common stock;

●	the maturity date of the Bellridge Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company will use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Bellridge Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company will use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Bellridge Note;

●	the convertibility of the Bellridge Note was amended such that the Bellridge Note is only convertible at a conversion price to be mutually agreed upon between the Company and the holder. As of the date of this report, the Company and holder have not mutually agreed on a conversion price, Since the conversion terms are unknown, the Company will account for this conversion feature when the contingency is resolved;

●	the registration rights previously granted to Bellridge were eliminated; and

●	The First Bellridge Warrant and the Second Bellridge Warrant were cancelled and of no further force or effect as of the Bellridge Modification Date. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

In addition, on the Bellridge Modification Date, warrant holders holding warrants exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

At March 31, 2020 and December 31, 2019, convertible notes payable related to this convertible debt amounted to $1,813,402, which consists of $1,813,402 of principal balance due and is net of unamortized debt discount of $0.

August 30, 2019 convertible debt and related warrants

On August 30, 2019, the Company closed Securities Purchase Agreements (the “August 2019 Purchase Agreement”) with accredited investors. Pursuant to the terms of the August 2019 Purchase Agreement, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “August 2019 Notes”), and warrants to purchase up to 987,940 shares of the Company’s common stock (the “August 2019 Warrants”). The Company received net proceeds of $295,534, which is net of a 10% original issue discount of $246,984 and origination fees of $61,101, and is net of $1,643,367 for the repayment of notes payable, and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into the August 2019 Notes.

The August 2019 Notes bear interest at 10% per annum and become due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “August 2019 Notes Amortization Payment”), are due and payable, until November 30, 2020 at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the August 2019 Notes will be immediately due and payable. The Company’s August 2019 Note Amortization Payments due on December 30, 2019 were paid on January 6, 2020 and the Company did not receive any default notice for this late payment. The August 2019 Note Amortization Payments are made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (an “August 2019 Note Stock Payment”). If the investor requests an August 2019 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable August 2019 Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Amortization Payment.

The August 2019 Notes may be prepaid, provided that Equity Conditions, as defined in the August 2019 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from August 30, 2019 until and through November 30, 2019 at an amount equal to 105% of the aggregate of the outstanding principal balance of the August 2019 Notes and accrued and unpaid interest, and (ii) after August 30, 2019 at an amount equal to 115% of the aggregate of the outstanding principal balance of the August 2019 Notes and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), the holders may elect to: (x) have their principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange their August 2019 Notes at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold their August 2019 Notes. Except for a Public Offering and August 2019 Amortization Payments, in order to prepay the August 2019 Notes, the Company must provide at least 20 days’ prior written notice to the holders, during which time the holders may convert their August 2019 Notes in whole or in part at the then-applicable conversion price. For avoidance of doubt, the August 2019 Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the August 2019 Amortization Payment. In the event the Company consummates a Public Offering while the August 2019 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the August 2019 Notes.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

In connection with the August 2019 Purchase Agreement, the Company entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement on Form S-1 to register the resale of the shares issuable to the investors pursuant to the August 2019 Purchase Agreement.

From the original issue date until the August 2019 Notes are no longer outstanding, the August 2019 Notes are convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The initial conversion price of the August 2019 Notes was the lower of: (i) $3.50 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the August 2019 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the August 2019 Notes were initially convertible at the lower of: (i) $3.50 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the August 2019 Notes) during the 20 consecutive Trading Day (as defined in the August 2019 Notes) period ending and including the Trading Day (as defined in the August 2019 Notes) immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

The August 2019 Notes and related August 2019 Warrants include down-round provisions under which the August 2019 Note conversion price and August 2019 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. On September 6, 2019, the Company sold shares of its common stock at $2.50 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the August 2019 Notes was reduced to $2.50 per share and the number of warrants was increased to 1,383,116 warrants and the exercise price was lowered to $2.50. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of August 2019 Notes was reduced to $0.40 per share, and the number of warrants was increased to 8,644,474 warrants and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $17,836,244 which represents the fair value transferred to the warrant holders from the down round feature being triggered. The Company calculated the difference between the warrants fair value on January 7, 2020, the date the down- round feature was triggered using the current exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

In connection with the issuance of the August 2019 Notes, the Company determined that various terms of the August 2019 Notes, including the August 2019 Note Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. On August 30, 2019, the initial measurement date, the fair values of the embedded conversion option derivative of $1,953,968 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the August 2019 Notes of $936,645, with the remainder of $1,017,323 charged to current period operations as initial derivative expense.

On January 30, 2020, due to the default of the January 2020 August 2019 Notes Amortization Payment, the August 2019 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $723,985, default interest accrues at 18%, and the default conversion terms apply.

During the three months ended March 31, 2020, the Company repaid principal of $159,988, and the Company issued 3,586,689 shares its common stock upon the conversion of principal and default interest of $237,169 and accrued interest of $30,625. Additionally, accrued interest payable of $75,309 was reclassified to principal balance.

At March 31, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $1,554,729, which consists of $2,871,977 of principal balance and default interest due and is net of unamortized debt discount of $1,317,248. At December 31, 2019, convertible notes payable related to August 30, 2019 convertible debt amounted to $658,623, which consists of $2,469,840 of principal balance due and is net of unamortized debt discount of $1,811,217.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

October 3, 2019 convertible debt and related warrants

On October 3, 2019, the Company closed on a securities purchase agreement (the “October 3 Purchase Agreement”) with an accredited investor. Pursuant to the terms of the October 3, 2019 Purchase Agreement, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”), and warrants to purchase up to 66,401 shares of the Company’s common stock (the “October 3 Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discount of $16,667. The October 3 Note initially bore interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the October 3 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “October 3 Note Amortization Payment”), are due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the October 3 Notes will be immediately due and payable. The October 3 Note Amortization Payments are made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the investor requests a October 3 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

The October 3 Note may be prepaid, provided that certain Equity Conditions, as defined in the October 3 Note, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from October 3, 2019 until and through January 3, 2020, at an amount equal to 105% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest, and (ii) after January 3, 2020, at an amount equal to 115% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange its October 3 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the October 3 Note. Except for a Public Offering and October 3 Note Amortization Payments, in order to prepay the October 3 Note, the Company must provide at least 20 days’ prior written notice to the holder, during which time the holder may convert the October 3 Note in whole or in part at the conversion price. For avoidance of doubt, the October 3 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the October 3 Note Amortization Payment. In the event the Company consummates a Public Offering while the October 3 Note is outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the October 3 Note.

On the original issue date until the October 3 Note is no longer outstanding, the October 3 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date (as defined in the October 3 Note) or other date of determination, the lower of: (i) $2.51 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the October 3 Note) has occurred, regardless of whether such Event of Default (as defined in the October 3 Note) has been cured or remains ongoing, the October 3 Note are convertible at the lower of: (i) $2.51 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the October 3 Note) during the 20 consecutive Trading Day (as defined in the October 3 Note) period ending and including the Trading Day (as defined in the October 3 Note) immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the October 3 Warrant became exercisable. Under the terms of the October 3 Warrant, the investor is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant. In October 2019 the Company calculated the relative fair value of the October 3 Warrant in the amount of $82,771 which was added to debt discount and is being amortized over the term of the notes.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

The October 3 Note and related October 3 Warrant include a down-round provision under which the October 3 Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the convertible debt and warrant down-round provisions were triggered. As a result, the conversion price and the exercise price were lowered to $2.50 and the number of warrants was increased to 66,667 warrants. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the October 3 Note was reduced to $0.40 per share, and the number of warrants was increased to 416,669 warrants and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the October 3 Warrant holder from the down-round feature being triggered. The Company calculated the difference between the October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

In connection with the issuance of the October 3 Note, the Company determined that various terms of the October 3 Note, including the October 3 Note Stock Payment terms discussed above, caused derivative treatment of the embedded conversion options. On October 3, 2019, the initial measurement date, the fair values of the embedded conversion option derivative of $123,795 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the October 3 Note of $67,229, with the remainder of $56,566 charged to current period operations as initial derivative expense.

In February 2020, due to the default of the February 2020 October 3 Note Amortization Payment, the October 3 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $50,000, default interest accrues at 18%, and the default conversion terms apply.

At March 31, 2020, convertible notes payable related to the October 3, 2019 convertible debt amounted to $116,667, which consists of $216,667 of principal balance and default interest due and is net of unamortized debt discount of $100,000. At December 31, 2019, convertible notes payable related to the October 3, 2019 convertible debt amounted to $33,334, which consists of $166,667 of principal balance due and is net of unamortized debt discount of $133,333.

Other convertible debt

On October 14, 2019 and November 7, 2019, we entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, we issued and sold to an investor convertible promissory notes in the aggregate principal amount of $500,000 (the “Fall 2019 Notes”) and we received cash proceeds of $500,000. The Fall 2019 Notes bear interest at 10% per annum. The October 14, 2019 convertible promissory note of $300,000 becomes due and payable on October 14, 2020 and the November 7, 2019 convertible promissory note of $200,000 becomes due and payable on November 7, 2020. Commencing on the respective seven-month anniversaries of issuance, and continuing each month thereafter through the respective maturity date, payments of principal and interest will be made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest will accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments are due and payable, until the respective maturity dates, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under such Fall 2019 Note will be immediately due and payable.

The Company has the right to prepay in cash all or a portion of the outstanding principal due under the Fall 2019 Notes. The Company must provide the holders with written notice at least twenty business days prior to the date on which the Company will deliver payment of accrued interest and all or a portion, in $100,000 increments, of the principal.

Each Fall 2019 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise. The Fall 2019 Notes do not contain anti-dilutive provisions. In May 2020 and June 2020, due to the default of a May 2020 and June 2020 Fall 2019 Note Amortization Payments, the Fall 2019 Notes were deemed in default. Accordingly, default interest accrues at 18% and the Fall 2019 Notes became due on the respective dates of default.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

In connection with the issuance of these convertible notes, the Company determined that various terms of the Fall 2019 Notes caused derivative treatment of the embedded conversion options. On the date of each respective Fall 2019 Note, the initial measurement date, the aggregate fair values of the embedded conversion option derivative of $328,638 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Fall 2019 Notes of $328,638.

At March 31, 2020, convertible notes payable related to the Fall 2019 Notes amounted to $299,327, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $200,673. At December 31, 2019, convertible notes payable related to the Fall 2019 Notes amounted to $233,600, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $266,400.

During the three months ended March 31, 2020, the Company closed on securities purchase agreements with accredited investors (the “Q1 2020 Purchase Agreements”). Pursuant to the terms of the Q1 2020 Purchase Agreements, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,046,000 (the “Q1 2020 Notes”), and warrants to purchase up to 818,400 shares of the Company’s common stock (the “Q1 2020 Warrants”). The Company received net proceeds of $1,860,000, which is net of a 10% original issue discounts of $186,000. The Q1 2020 Notes bear interest at 6% per annum and becomes due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1 2020 Note. During the existence of an Event of Default (as defined in the applicable Q1 2020 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including Q1 2020 Note Amortization Payments) under any Q1 2020 Note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each Q1 2020 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, a “Q1 2020 Note Amortization Payment”), will be due and payable, until the Maturity Date (as defined in the applicable Q1 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable the Q1 2020 Notes will be immediately due and payable. The Q1 2020 Note Amortization Payments will be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (each, a “Q1 2020 Note Stock Payment”). If a holder of a Q1 2020 Note requests a Q1 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable Q1 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable Q1 2020 Note) during the five Trading Day (as defined in the applicable Q1 2020 Note) period prior to the due date of such Q1 2020 Note Amortization Payment.

The Q1 2020 Notes may be prepaid, provided that Equity Conditions, as defined in the Q1 2020 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from each Q1 2020 Note’s respective original issuance date until and through the day that falls on the third month anniversary of such original issue date (each a “Q1 2020 Note 3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the Q1 2020 Note and accrued and unpaid interest, and (ii) after the applicable Q1 2020 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the Q1 2020 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, each holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange its Q1 2020 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold its Q1 2020 Note(s). Except for a Public Offering and Q1 2020 Note Amortization Payments, in order to prepay a Q1 2020 Note, the Company must provide at least 30 days’ prior written notice to the holder thereof, during which time the holder may convert its Q1 2020 Note in whole or in part at the applicable conversion price. The Q1 2020 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the Q1 2020 Note Amortization Payment. In the event the Company consummates a Public Offering while the Q1 2020 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to theQ1 2020 Notes.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

From the original issue date of a Q1 2020 Note until such Q1 2020 Note is no longer outstanding, such Q1 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the applicable Q1 2020 Note) means, as of any date of determination, $0.40 per share, subject to adjustment as provided herein. If an Event of Default (as defined in the applicable Q1 2020 Note) has occurred, regardless of whether it has been cured or remains ongoing, the Q1 2020 Notes are convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the applicable Q1 2020 Note) during the 20 consecutive Trading Day (as defined in the applicable Q1 2020 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately.

The Q1 2020 Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the Q1 2020 Warrants become exercisable. Under the terms of the Q1 2020 Warrants, the investors are entitled to exercise the Q1 2020 Warrants to purchase up to 838,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Q1 2020 Warrants.

In connection with the issuance of the January 2020 warrants, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and paid-in capital, and shall be amortized over the term of the Q1 2020 Notes. In connection with the issuance of the January, February and March 2020 Notes and February and March 2020 Warrants, the Company determined that various terms of these Q1 2020 Notes and Q1 2020 Warrants, including the default provisions in the Q1 2020 Notes discussed above, caused derivative treatment of the embedded conversion options and warrants. During the three months ended March 31, 2020, on the initial measurement dates, the fair values of the embedded conversion option and warrant derivatives of $8,722,831 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1 2020 Notes of $1,267,473, with the remainder of $7,455,358 charged to current period operations as initial derivative expense.

The Q1 2020 Notes include a down-round provision under which the Q1 2020 Note conversion price could be affected, by future equity offerings undertaken by the Company.

Due to the default of amortization payments due on our August 2019 Notes and other notes as discussed above, the Q1 2020 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $613,800, default interest accrues at 18%, and the default conversion terms apply.

At March 31, 2020, convertible notes payable related to the Q1 2020 Notes amounted to $1,115,369, which consists of $2,659,800 of principal balance due and is net of unamortized debt discount of $1,544,431.

Summary of derivative liabilities for the three months ended March 31, 2020

During the three months ended March 31, 2020, due to the non-payment of amortization payments due, substantially all convertible notes were deemed in default. Accordingly, for substantially all of the loans in default, the aggregate outstanding principal balance on date of default increased by 30% which amounted to an aggregate amount of $1,387,785. This default amount due of $1,387,785 was recorded as interest expense on the accompanying condensed consolidated statement of operations. Since the default principal due is convertible at the same default terms contained in the related convertible notes, the Company determined that various terms of the convertible notes discussed above caused derivative treatment of the embedded conversion options related to the default principal due. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option related to the default principal due were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives related to the default principal due was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the default principal due, during the three months ended March 31, 2020, on the initial measurement date, the fair values of the embedded conversion option derivatives related to default principal due of $5,880,876 was recorded as derivative liabilities and charged to current period operations as initial derivative expense.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

As discussed above, the Company issued debt that consists of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, default provisions and payment of amortization payments in stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of each promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable may exceed the Company’s authorized share limit, effective January 30, 2020, the equity environment is tainted and all convertible debentures and warrants shall be included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date. On January 30, 2020, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted. Accordingly, the Company recorded a reclassification from paid-in capital to derivative liabilities of $11,381,885 for warrants becoming tainted. On January 30, 2020, the fair value of the warrants to be reclassified to derivative liabilities was determined using the Binomial valuation model.

In connection with the issuance of the Q1 2020 Notes and February and March 2020 Warrants, the Company determined that various terms of the Q1 2020 Notes and Q1 2020 Warrants, including the default provisions in the Q1 2020 Notes discussed above, caused derivative treatment of the embedded conversion options and warrants. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Q1 2020 Notes and certain warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants was determined using the Binomial valuation model. At the end of each period and on the date that the Q1 2020 Notes are converted into common shares, the Company revalues the embedded conversion option derivative liabilities. During the three months ended March 31, 2020, on the initial measurement dates, the fair values of the embedded conversion option and warrant derivatives of $8,722,831 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1 2020 Notes of $1,267,473, with the remainder of $7,455,358 charged to current period operations as initial derivative expense.

In connection with the period end revaluations and the initial derivative expense recorded, the Company recorded aggregate derivative income (expense) of $144,839 and $(13,384,260) for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model and the Monte-Carlo simulation model with the following assumptions:

	2020	2019
Expected dividend rate	-	-
Expected term (in years)	1.00 to 5.00	0.05 to 0.25
Volatility	154.2% to 257.0%	228.1%
Risk-free interest rate	0.14% to 1.62%	2.40%

At March 31, 2020 and December 31, 2019, convertible promissory notes are as follows:

	March 31, 2020	December 31, 2019
Principal amount	$8,498,121	$5,459,909
Add: put premium	311,660	385,385
Less: unamortized debt discount	(3,162,352)	(2,210,950)
Convertible notes payable, net	5,647,429	3,634,344
Less: current portion of convertible notes payable	(5,647,429)	(3,634,344)
Convertible notes payable, net – long-term	$-	$-

For the three months ended March 31, 2020 and 2019, amortization of debt discounts related to convertible notes amounted to $764,943 and $545,443, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 7 – NOTES PAYABLE

Secured merchant loans

From November 22, 2019 to December 31, 2019, the Company entered into several secured merchant loans in the aggregate amount of $2,283,540. The Company received net proceeds of $1,355,986, net of original issue discounts and origination fees of $927,554. Pursuant to these several secured merchant loans, the Company was required to pay the noteholders by making daily and/or weekly payments on each business day or week until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $464,344 of the loans. During the three months ended March 31, 2020, the Company entered into a new secured merchant loan in the aggregate amount of $1,274,150, which consisted of $670,700 of principal transferred to this new loan by two of these secured merchants. The Company received net proceeds of $150,000, net of original issue discounts and origination fees of $453,450. During the three months ended March 31, 2020, the Company repaid an aggregate of $1,549,639 of these loans, which includes payments pursuant to settlement agreements as discussed below.

●	In connection with a settlement agreement dated March 4, 2020, the Company paid off a merchant loan with a principal balance of $936,410 for a payment of $600,000 which was made by the Company in March 2020.

●	In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $233,434 in full settlement for a merchant loan of with a principal balance of $364,740. The payment was due on March 11, 2020. During the three months ended March 31, 2020, the Company paid $48,344 of this settlement and the remaining payment due of $185,090 was paid in May 2020.

●	In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $275,000 in full settlement for a merchant loan with a principal balance of $272,700 and a senior secured convertible debt in the amount of $95,874 and cancellation of 40,300 warrants held by the same creditor. The settlement payment was due, in full, on March 12, 2020; however, due to cash constraints at the time, the Company paid the $275,000 in weekly installments, which the creditor accepted, with its final payment on May 12, 2020. The Company paid $52,500 during the three months ended March 31, 2020 and the remainder of $222,500 was paid in May 2020. While the Company never received a default or demand letter, the creditor verbally told the Company on May 12, 2020, that the original full amount should be paid, although the creditor has not made any formal demand or commenced any action. The Company believes any such claim, if made, would be without merit.

In connection with these settlement agreements, the Company recorded a loss on debt extinguishment of $214,641 which consisted of the payment of cash of $67,548 and the write off of debt of remaining debt discount of $614,809, offset by the reduction of principal balance of $467,716.

At March 31, 2020, notes payable related to these secured merchant loans amounted to $393,972, which consists of $405,290 of principal balance due and is net of unamortized debt discount of $11,318. At December 31, 2019, notes payable related to these secured merchant loans amounted to $1,057,074, which consists of $1,819,196 of principal balance due and is net of unamortized debt discount of $762,122.

Promissory notes

In connection with the acquisition of Prime EFS on June 18, 2018, the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). At March 31, 2020 and December 31, 2019, notes payable related to Assumed Secured Merchant Loans and a new promissory note amounted to $98,592 and $98,592, respectively.

On August 28, 2019, a remaining secured merchant loan balance of $184,750 was converted into a new note. Pursuant to this new note, the Company will pay the lender in twelve monthly installments of $17,705 beginning on November 25, 2019 to the maturity date of November 25, 2020. This new note bears interest at 15% per annum. This note is secured by the Company’s assets and is personally guaranteed by the former majority member of Prime EFS. During the three months ended March 31, 2020, the Company repaid $60,388 of this note. At March 31, 2020 and December 31, 2019, notes payable related to the new note amounted to $115,951 and $176,339.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

On August 28, 2019, secured merchant loan balances of $261,630 were converted into new notes payable. During the three months ended March 31, 2020, the Company repaid $135,742 of these notes. Pursuant to these new notes, the Company will pay the lenders in twelve monthly installments of $25,073 beginning on November 25, 2019 to the maturity date of November 25, 2020. During the three months ended March 31, 2020, the Company repaid $135,742 of these notes. During the three months ended March 31, 2020, $4,846 of accrued interest payable was reclassified to the principal balance. At March 31, 2020 and December 31, 2019, notes payable related to these notes amounted to $113,962 and $244,858, respectively.

In connection with the acquisition of Prime EFS, the Company assumed several notes payable liabilities due to entities or individuals. These notes have effective interest rates ranging from 7% to 10%, and are unsecured. At March 31, 2020 and December 31, 2019, remaining notes payable to an entity amounted to $40,000 and $40,000, respectively.

From October 31, 2018 to December 31, 2018, the Company entered into Original Discount Senior Secured Demand Promissory Notes with an investor (the “Fall 2018 Promissory Notes”). Pursuant to the Fall 2018 Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of the Fall 2018 Promissory Notes. During the year ended December 31, 2019, the Company repaid $437,532 of the Fall 2018 Promissory Notes and interest due of $36,760 was reclassified to principal amount due. During the three months ended March 31, 2020, the Company repaid $50,000 of the Fall 2018 Promissory Notes. At March 31, 2020 and December 31, 2019, notes payable to this entity amounted to $99,228 and $149,228, respectively. The remaining Fall 2018 Promissory Notes are payable on demand. The Fall 2018 Promissory Notes are secured by the Company’s assets.

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These notes were due between 45 and 273 days from the respective note issuance date. In connection with these promissory notes, in 2019, the Company issued 58,000 warrants to purchase 58,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five-year period. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. During the three months ended March 31, 2020, the Company borrowed additional fund from individuals of $443,000, and received net proceeds of $423,000, net of original issue discount of $20,000, and the Company repaid $298,000 of these funds. At March 31, 2020 and December 31, 2019, notes payable to these individuals amounted to $565,000 and $420,000, respectively.

Equipment and auto notes payable

In connection with the acquisition of Prime EFS, the Company assumed several equipment notes payable liabilities due to entities. At March 31, 2020 and December 31, 2019, equipment notes payable to these entities amounted to $53,668 and $57,001, respectively.

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. During the years ended December 31, 2019 and 2018, the Company repaid $24,030 and $1,832 of these notes, respectively. At March 31, 2020 and December 31, 2019, auto notes payable to these entities amounted to $173,239 and $181,911, respectively.

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note is due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments are due monthly commencing on January 27, 2020. The note is secured by the trucks and is personally guaranteed by the Company’s chief executive officer. During the three months ended March 31, 2020, the Company repaid $19,002 of this note. At March 31, 2020, equipment note payable to this entity amounted to $441,508.

At March 31, 2020 and December 31, 2019, notes payable consisted of the following:

	March 31, 2020	December 31, 2019
Principal amounts	$2,106,438	$3,187,125
Less: unamortized debt discount	(11,318)	(762,122)
Principal amounts, net	2,095,120	2,425,003
Less: current portion of notes payable	(1,733,440)	(2,425,003)
Notes payable – long-term	$361,680	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

For the three months ended March 31, 2020 and 2019, amortization of debt discounts related to notes payable amounted to $594,445 and $525,829, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 8– STOCKHOLDERS’ DEFICIT

Preferred stock

Series A preferred stock

The Company increased its authorized preferred shares to 10,000,000 shares in July 2018.

On April 9, 2019, the Company entered into agreements with all holders of its Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2,600,000 shares of restricted common stock. Upon conversion, pursuant to Section 9(i) of the Certificate of Designation, the Series A preferred stock became undesignated upon their return to the Company.

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

On August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common shares (see Note 6).

Series C preferred shares

Pursuant to the August 2019 Purchase Agreement (see Note 6), by and among the Company and the investors named therein (the “August 2019 Investors”), the Company is required to keep reserved for issuance to the August 2019 Investors three times the number of shares of common stock issuable to the August 2019 Investors upon conversion or exercise, as applicable, of convertible notes and warrants held by the August 2019 Investors (the “August 2019 Reserve Requirement”). If the Company fails to meet the August 2019 Reserve Requirement within 45 days after written notice from an August 2019 Investor, the Company must, inter alia, sell to the Lead Investor (as defined in the August 2019 Purchase Agreement) for $100 a series of preferred stock which holds voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue, which such preferred stock will be automatically cancelled upon the effectiveness of the resulting increase in the Company’s authorized stock. By letter agreement dated, June 4, 2020, the Lead Investor assigned this contract right to John Mercadante, the chief executive officer of the Company.

On June 5, 2020, the Company sold to John Mercadante, for $100.00, one share of Series C Preferred Stock which has voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue. Upon the effectiveness of the amendment, the Series C Preferred Stock will be automatically cancelled. The Series C Preferred Stock is not entitled to vote on any other matter, is not entitled to dividends, is not convertible into any other security of the Company and is not entitled to any distributions upon liquidation of the Company (See Note 13 – Subsequent Events).

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

Shares issued in connection with conversion of debt

During the three months ended March 31, 2020, the Company issued 5,290,406 shares of its common stock upon the partial conversion of a convertible note principal and default interest balances due of $310,894, and accrued interest payable of due of $30,625 at the contractual conversion price. The Company accounted for the partial conversion of these convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $172,720 which is associated with the difference between the fair market value of the shares issued upon conversion and the conversion price and is equal to the fair value of the shares of common stock transferred upon conversion.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Stock options

Stock option activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	80,000	$8.84	-	$-
Granted	-	-
Cancelled	-	-
Balance Outstanding March 31, 2020	80,000	$8.84	4.08	$-
Exercisable, March 31, 2020	20,000	$8.84	4.08	$-

Warrants

Warrants issued in connection with convertible debt

During the three months ended March 31, 2020, the Company closed the Q1 2020 Purchase Agreements with accredited investors. Pursuant to the terms of the Q1 2020 Purchase Agreements, the Company issued Q1 2020 Warrants to purchase up to 818,400 shares of the Company’s common stock (See Note 6). The Q1 2020 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the Q1 2020 Warrants become exercisable. Under the terms of the Q1 2020 Warrants, the investors are entitled to exercise the Q1 2020 Warrants to purchase up to 818,400 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Q1 2020 Warrant. In connection with the 374,000 warrants issued in January 2020, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and will be amortized over the term of the notes (see Note 6). In connection with the 444,400 warrants issued in February and March 2020, the Company determined that various terms of these Q1 2020 Notes and Q1 2020 Warrants, including the default provisions in the Q1 2020 Notes discussed in Note 6, caused derivative treatment of the warrants. During the three months ended March 31, 2020, on the initial measurement dates, the fair value of the warrant derivatives of $456,631 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1 2020 Notes of $456,631. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6.

Warrant price protection

On August 30, 2019, pursuant to the terms of the August 2019 Purchase Agreements with accredited investors, the Company issued August 2019 Warrants to purchase up to 987,940 shares of the Company’s common stock (See Note 6). The August 2019 Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the August 2019 Warrants become exercisable. Under the terms of the August 2019 Warrants, the investors were entitled to exercise the August 2019 Warrants to purchase up to 987,940 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the respective August 2019 Warrants. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the August 2019 Warrant down-round provisions were triggered. As a result, the number of warrants was increased by 395,176 to 1,383,116 warrants and the exercise price was lowered to $2.50. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of this debt was reduced to $0.40 per share, and the number of warrants was increased to 8,644,474 warrants and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $17,836,244 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between the August 2019 Warrants’ fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

In October 2019, pursuant to the terms of the October 3 Purchase Agreement with an accredited investor, the Company issued the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock (See Note 6). The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the October 3 Warrant becomes exercisable. Under the terms of the October 3 Warrant, the investor is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant. The October 3 Warrant includes a down-round provision under which the October 3 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the October 3 Warrant down-round provisions were triggered. As a result, the October 3 Warrant exercise price was lowered to $2.50 and the number of warrants was increased to 66,667 warrants. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of this debt was reduced to $0.40 per share, and the number of warrants was increased to 416,669 warrants and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

Other

As discussed in Note 6 above, the Company issued debt that consists of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, default provisions and payment of amortization Payments in stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable exceed the Company’s authorized share limit, effective January 30, 2020, the equity environment is tainted and all convertible debentures and warrants shall be included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities on the issuance date. On January 30, 2020, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted. Accordingly, the Company recorded a reclassification from paid-in capital to derivative liabilities of $11,381,885 for warrants becoming tainted. On January 30, 2020, the fair value of the warrants to be reclassified to derivative liabilities was determined using the Binomial valuation model.

Subsequent to January 30, 2020, the Company issued shares of its common upon conversion of debt at price lower than $0.40. Accordingly, the exercise price of the August 2019 Warrants and October 3 Warrant discussed above was lowered to $0.0203 and the aggregate number of warrants was increased from 9,061,143 warrants to 178,607,053 warrants. Since these warrants were treated as derivative liabilities, no additional deemed dividend was recorded.

Warrant activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	3,649,861	$2.41	4.66	$311,070
Granted	818,400	0.40
Increase in warrants related to price protection	177,094,903	0.02
Balance Outstanding March 31, 2020	181,563,164	$0.05	4.22	$1,731,883
Exercisable, March 31, 2020	181,563,164	$0.05	4.22	$1,731,883

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment agreement

Simultaneously with the acquisition of Prime EFS, Prime EFS agreed to certain terms and conditions by which Prime EFS would continue to employ Frank Mazzola as its chief operating officer. Mr. Mazzola is related to the majority selling member of Prime EFS in the June 18, 2018 transaction.

Although Mr. Mazzola proposed a form of written agreement intended to memorialize all material terms of the employment relationship, Prime EFS did not sign the draft proposed by Mr. Mazzola in June 2018 or approve of all terms he was asking for because Prime EFS found some of those terms unfair and unreasonable.

Among other things, the draft proposed by Mr. Mazzola called for Prime EFS to make a 5-year commitment and to pay Mr. Mazzola a base salary of $520,000 per year, payable in accordance with Prime EFS’s usual pay practices. The draft proposed by Mr. Mazzola also called for his base salary to increase by $260,000 per year upon (i) Prime EFS achieving revenue of $20 million on an annualized basis (the “Initial Target Goal”) for four consecutive weeks; and (ii) each time Prime EFS achieves revenue of an additional $10 million increment above the Initial Target Goal (i.e., $30 million, $40 million, $50 million, etc.) on an annualized basis for four consecutive weeks. Prime EFS never agreed to any of these terms, orally or in writing.

The draft proposed by Mr. Mazzola also called for his base salary to be subject to review annually by the Manager of Prime EFS and that his salary could be increased (but not decreased). Prime EFS agreed to this term.

The draft proposed by Mr. Mazzola also provided that he would be entitled to participate in any bonus plan that the Manager of Prime EFS or its designee may approve for the senior executives of Prime EFS and shall be entitled to participate in benefits under the Prime EFS’s benefit plans, profit sharing and arrangements, including, without limitation, any employee benefit plan or arrangement made available in the future by Prime EFS to its employees or senior executives, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Prime EFS agreed to these terms.

The draft proposed by Mr. Mazzola also provided that, notwithstanding the foregoing, during the term of his employment, Prime EFS would provide, at Prime EFS’s expense, health and major medical insurance benefits to Mr. Mazzola and his family members which were at least equal to the benefits provided to Mr. Mazzola and his family members by Prime EFS immediately prior to the June 18, 2018 acquisition. Prime EFS agreed to these terms.

The draft proposed by Mr. Mazzola also provided that the contract would begin on June 18, 2018 and end on May 31, 2023. Prime EFS did not agree to this term. The draft proposed by Mr. Mazzola also provided that the term of the employment would automatically be extended for additional one-year periods unless, at least sixty (60) days prior to the end of the expiration of the term of employment, one party gives notice to the other of an intent not to extend. Prime EFS did not agree to this provision.

The draft proposed by Mr. Mazzola also provided that his employment could not be terminated, even for cause, without the concurrence of two of the three “independent” directors of TLSS. Prime EFS did not agree to that provision and could not have done so, since TLSS did not have any independent directors at the time and nothing in the SPA, the stock purchase agreement between TLSS and the selling members of Prime EFS, dated June 18, 2018, obligated TLSS to appoint three or more independent directors.

The prior owners of Prime EFS (the “Prior Owners”) consummated the June 2018 SPA without insisting on the delivery, by TLSS, of a fully executed, integrated document memorializing all terms of the employment relationship between Prime EFS and Mr. Mazzola (an express condition of closing under the June 2018 SPA).

In addition, since June 18, 2018, the Prior Owners have never demanded that Prime EFS deliver a fully executed, integrated document memorializing all terms of the employment relationship between Prime EFS and Mr. Mazzola. On the basis of these facts, Prime EFS has obtained an opinion of counsel that Prime EFS has a strong argument that the Prior Owners waived the condition in the June 2018 SPA requiring TLSS to deliver a fully-executed, integrated document memorializing all terms of an employment relationship between Prime EFS and Mr. Mazzola.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Current management of TLSS first became aware, only recently, that the prior chief executive officer of TLSS, Steven Yariv, had material disagreements with the form of employment agreement proposed by Mr. Mazzola and therefore never signed it.

In addition, on February 24, 2019, all officers of TLSS and Prime EFS, including Mr. Mazzola, orally agreed that, owing to the dire financial circumstances of the consolidated Company, no officer of TLSS or Prime EFS would be paid at a rate in excess of $350,000 per year unless and until the board of TLSS unanimously approved a different rate in writing. To date, the board of TLSS has not approved a different rate in writing. Mr. Mazzola now denies that he agreed to a permanent reduction in his salary, claiming instead that he agreed to a mere deferral.

Legal matters

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business.

Elrac LLC v. Prime EFS

On or about January 10, 2020, the Company was named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from Elrac LLC (“Elrac”) to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that Elrac believes were collected by the Company and not reimbursed to Elrac. Elrac subsequently moved for a default judgment against Prime EFS. By letter to the court dated March 9, 2020, Prime EFS opposed entry of a default judgment and contended that all claims in the Elrac Action were subject to mandatory arbitration clauses found in the individual lease agreements. On March 19, 2020, Elrac filed a stipulation dismissing the Elrac Action without prejudice and advised Prime EFS that it intends to file an arbitration at the American Arbitration Association alleging essentially identical claims. During the period it was leasing vans and trucks from Elrac and its affiliate, Enterprise Leasing Company of Philadelphia, LLC (“Enterprise PA” and, with Elrac, “Enterprise”), Prime EFS transferred $387,392 in deposits required by Enterprise as security for the payment of deductibles and uninsured damage to Enterprise’s fleet. Despite due demand, Enterprise never accounted to Prime EFS’s satisfaction regarding the application of these deposits. On June 10, 2020, Prime EFS therefore initiated an arbitration (the “Prime EFS Arbitration”) against Enterprise at the American Arbitration Association seeking the return of not less than $327,000 of these deposits. Therefore, if, as expected, Elrac and Enterprise PA continue to claim Prime EFS owes it money, allegedly because the deposits together with insurance recoveries were insufficient to cover their alleged damages, Enterprise would have to interpose that contention not in its own arbitration but rather as a counterclaim in the Prime EFS Arbitration.

In the event that Enterprise files such a counterclaim, Prime EFS will contest it vigorously and pursue its own claim for the repayment of a large portion of the escrow deposits plus interest. Nevertheless, given the documentation which Elrac submitted to court in the Elrac Action, including an affidavit from its controller, as of March 31, 2020 and December 31, 2019, the Company has reflected a liability of $440,000, the amount originally claimed as damages by Elrac in the Elrac Action, which has been included in contingency liability on the accompanying condensed consolidated balance sheet.

BMF Capital v. Prime EFS LLC et al.

The Company is aware of a settlement agreement made and entered into as of March 6, 2020, under which Prime EFS and certain related entities agreed to pay BMF Capital (“BMF”) $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS common stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs) whereby BMF purchased specified percentages of Prime EFS’s total future accounts receivable up to certain agreed upon amounts in exchange for an upfront purchase price. Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. Under the March 6, 2020 settlement agreement, BMF could make claim for additional amounts and/or for recognition of the common stock warrants but to date it has not done so. In the event BMF pursues such a claim against Prime EFS, Prime EFS will contest the case vigorously. Since no such claim has in fact been filed in court, but merely threatened, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, it appears that the value of any such claim is under $10,000.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

SCS, LLC v. Transport and Logistics Systems, Inc.

On or about June 7, 2020, the Company was notified of the filing of civil action in the Supreme Court of the State of New York, New York County, captioned SCS, LLC v. Transportation and Logistics Systems, Inc.

The action was filed on May 26, 2020 and assigned Index No. 154433/2020.

The plaintiff in this action alleges it is a limited liability company that entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

Although the Company has not yet filed an answer in this action, because the time period within which it must file an answer has not expired, the Company will deny that it owes any sum to SCS, LLC, under the consulting agreement or otherwise. In addition, the Company expects to file counterclaims against SCS, LLC for an amount in excess of $42,000, on the grounds that SCS, LLC, breached its express obligations under the consulting agreement to hold Company confidential information “in strictest confidence” and to use that information, if at all, “for the sole and exclusive benefit” of the Company. Accordingly, the Company intends to mount a vigorous defense to the action, as Company management believes the action to be entirely bereft of merit.

Shareholder Derivative Action

On June 25, 2020, the Company was served with a purported shareholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the “Court”) captioned SCS, LLC, derivatively on behalf of Transportation and Logistics Systems, Inc. v. John Mercadante, Jr., Douglas Cerny, Sebastian Giordano, Ascentaur LLC and Transportation and Logistics Systems, Inc.

The action was filed on June 18, 2020 with filing number 109085636.

The plaintiff in this action alleges it is a limited liability company formed by a former chief executive officer and director of the Company, Lawrence Sands. The complaint alleges that between April 2019 and June 2020, the current chairman and chief executive officer of the Company, the current chief development officer of the Company and, since February 2020, the Company’s restructuring consultant, breached fiduciary duties owed to the Company. The Company’s restructuring consultant, defendant Sebastian Giordano, renders his services through defendant Ascentaur LLC. In the Company’s understanding, the full text of the complaint is, or soon will be, available on-line at the Court’s website.

Briefly, the complaint alleges that the Company’s chief executive officer breached duties to the Company by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company common stock in order to facilitate an equity offering by the Company and then not consummating an equity offering. The complaint also alleges that current management caused the Company to engage in wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint also alleges that current management “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, and civil conspiracy and the appointment of a receiver or custodian for the Company.

The Company’s current management has tendered the complaint to its directors’ and officers’ liability carrier for defense and indemnity purposes. Company management, Mr. Giordano and Ascentaur LLC each advise that they deny each and every allegation of wrongdoing alleged in the complaint. Among other things, current management asserts that it made every effort to consummate an equity offering in late 2019 and early 2020 and could not do so solely because of the Company’s precarious financial condition. Current management also asserts it made clear to SCS and other preferred equity holders, before they converted their shares into common stock, that there was no guarantee the Company would be able to consummate an equity offering in late 2019 or early 2020. In addition, current management asserts that it received equity in the Company on terms that were entirely fair to the Company and entered into MCA transactions solely because there was no other financing available to the Company. Accordingly, current Company management, Mr. Giordano and Ascentaur LLC intend to mount a vigorous defense to the action, as they believe the action to be entirely bereft of merit.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Other than discussed above, as of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Amazon

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (expires see Note 13 – Subsequent Events).

Leases

See Note 11.

NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the three months ended March 31, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. At March 31, 2020 and December 31, 2019, amount due to this related party amounted to $94,000 and $129,000, respectively, and have been included in due to related parties on the accompanying condensed consolidated balance sheets.

During the year ended December 31, 2019, an employee of Prime EFS who exerts significant influence over the business of Prime EFS, advanced the Company $88,000. Additionally, during the three months ended March 31, 2020, this employee advanced the Company $75,000 and was repaid $93,000. During the three months ended March 31, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. At March 31, 2020 and December 31, 2019, amounts due to this related party amounted to $70,000 and $88,000, respectively, and have been included in due to related parties on the accompanying condensed consolidated balance sheets.

During the year ended December 31, 2019, an entity which is controlled by an employee of Prime EFS who exerts significant influence over the business of Prime EFS advanced the Company $25,000. In January 2020, this advance was repaid. During the three months ended March 31, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. At March 31, 2020 and December 31, 2019, amounts due to this related party entity amounted to $0 and $25,000, and has been included in due to related parties on the accompanying condensed consolidated balance sheets, respectively.

Notes payable – related parties

On July 3, 2019, the Company entered into a note agreement with an entity that is affiliated with the Company’s chief executive officer, in the amount of $500,000. Commencing on September 3, 2019, and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note is due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest will be made. The principal amount of this note and all accrued, but unpaid interest under this note will be due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). The payment of all or any portion of the principal and accrued interest may be paid prior to the CEO Note Maturity Date. Interest accrues with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. At March 31, 2020 and December 31, 2019, interest payable to related parties amounted to $105,884 and $83,445 and is included in due to related parties on the accompanying condensed consolidated balance sheets, respectively.

At March 31, 2020 and December 31, 2019, notes payable – related party amounted to $500,000 and $500,000, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 11 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

In December 2018, the Company entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through December 2023. From the lease commencement date until the last day of the second lease year, monthly rent will be $14,000. At the beginning of the 30th month following the commencement date and through the end of the term, minimum rent will be $14,420 per month. The Company will have one option to renew the term of this lease for an additional five years. In January 2019, the Company paid a security deposit of $28,000.

In July 2019, the Company entered into a 4.5-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through February 2024. From the lease commencement date until the last day of the second lease year, monthly rent will be $10,000. At the beginning of the 25th month following the commencement date and through the end of the term, minimum rent will be $10,500 per month. The Company will have one option to renew the term of this lease for an additional five years. In July 2019, the Company paid a security deposit of $20,000.

In July 2019, the Company entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through August 2024. During the first year on the lease term, the base monthly rent will be $18,000 and will increase by 3% each lease year. Additionally, the Company will pay its portion of operating expenses. The Company will have one option to renew the term of this lease for an additional five years. As of December 31, 2019, the Company paid a security deposit of $18,000.

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

During the three months ended March 31, 2020 and 2019, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $164,350 and $98,831, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

At March 31, 2020 and December 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2020	December 31, 2019
Office leases right of use assets	$1,984,320	$1,984,320
Less: accumulated amortization into rent expense	(278,324)	(233,890)
Balance of ROU assets as of end of period	$1,705,996	$1,750,430

At March 31, 2020 and December 31, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2020	December 31, 2019
Lease liabilities related to office leases right of use assets	$1,734,521	$1,773,384
Less: current portion of lease liabilities	(341,483)	(333,126)
Lease liabilities – long-term	$1,393,038	$1,440,258

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

At March 31, 2020, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended March 31,	Amount
2021	$509,040
2022	522,913
2023	532,205
2024	485,440
2025	101,296
Total minimum non-cancelable operating lease payments	2,150,894
Less: discount to fair value	(416,373)
Total lease liability at March 31, 2020	$1,734,521

NOTE 12 – CONCENTRATIONS

For the three months ended March 31, 2020 and 2019, one customer, Amazon, represented 97.9% and 99.0% of the Company’s total net revenues. At March 31, 2020, this one customer represented 93.9% of the Company’s accounts receivable balance. On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement expires (see Note 13 – Subsequent Events).

During the three months ended March 31, 2020 and 2019, the Company rented delivery vans and trucks from a limited number of vendors. Any shortage of supply of vans and trucks available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 13 – SUBSEQUENT EVENTS

Convertible debt and related warrants

On April 1, 2020, the Company closed on a securities purchase agreement with an accredited investor (the “April 1 Purchase Agreement”). Pursuant to the terms of the April 1 Purchase Agreement, the Company issued and sold to an investor a convertible promissory note in the principal amount of $22,000 (the “April 1 Note”), and warrants to purchase up to 8,800 shares of the Company’s common stock (the “April 1 Warrant”). The Company received net proceeds of $20,000, which is net of a 10% original issue discounts of $2,000. The April 1 Note bears interest at 6% per annum and becomes due and payable on the date that is the 24-month anniversary of the original issue date of the April Note (the “April 1 Maturity Date”). During the existence of an Event of Default (as defined in the April 1 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including April 1 Note Amortization Payments) under any note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the April 1 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “April 1 Note Amortization Payment”), will be due and payable, until the April 1 Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the April 1 Note will be immediately due and payable. The April 1 Note Amortization Payments will be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (each, an “April 1 Note Stock Payment”). If the investor requests an April 1 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable April Note 1 Amortization Payment divided by 80% of the lowest VWAP (as defined in the April 1 Note) during the five Trading Day (as defined in the April 1 Note) period prior to the due date of the April 1 Note Amortization Payment.

The April 1 Note may be prepaid, provided that certain Equity Conditions, as defined in the April 1 Note, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from April 1, 2020 until and through July 1, 2020 at an amount equal to 105% of the aggregate of the outstanding principal balance of the April 1 Note and accrued and unpaid interest, and (ii) after July 1, 2020 at an amount equal to 115% of the aggregate of the outstanding principal balance of the April 1 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange its April 1 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the April 1 Note. Except for a Public Offering and April 1 Note Amortization Payments, in order to prepay the April 1 Note, the Company must provide at least 30 days’ prior written notice to the holder, during which time the holder may convert the April 1 Note in whole or in part at the then-applicable conversion price. For avoidance of doubt, the April 1 Note Amortization Payments will be prepayments and are subject to prepayment penalties equal to 115% of the April 1 Note Amortization Payment. In the event the Company consummates a Public Offering while the April 1 Note is outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the April 1 Note.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Until the April 1 Note is no longer outstanding, it is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date (as defined in the April 1 Note) means, as of any Conversion Date (as defined in the April 1 Note) or other date of determination, $0.40 per share, subject to adjustment as provided herein. If an Event of Default (as defined in the April 1 Note) has occurred, regardless of whether it has been cured or remains ongoing, the April 1 Note is convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the April 1 Note) during the 20 consecutive Trading Day (as defined in the April 1 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such conversion price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately.

The April 1 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the April 1 Warrant becomes exercisable. Under the terms of the April 1 Warrant, the investor is entitled to exercise the April 1 Warrant to purchase up to 8,800 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the April 1 Warrant.

In connection with the issuance of the April 1 Note, the Company determined that various terms of the April 1 Note and April 1 Warrant, including the April 1 Note Stock Payment terms discussed above and in Note 6, caused derivative treatment of the embedded conversion option and warrant. On the initial measurement dates, the fair values of the embedded conversion option derivative and warrant of $1,334 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the April 1 Note of $1,334. Due to the default of August 2019 Note Amortization Payments due on our August 2019 Notes and other notes as discussed in Note 6, the April 1 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $6,600, default interest accrues at 18%, and the default conversion terms apply.

On April 20, 2020, the Company issued and sold to an investor a convertible promissory note in the principal amount of $456,500 (the “April 20 Note”). The April 20 Note contained a 10% original issue discount amounting to $41,500 for a purchase price of $415,000. The Company did not receive any proceeds from the April 20 Note because the investor converted previous notes and accrued interest due to him into the April 20 Note. The April 20 Note bears interest at 6% per annum and becomes due and payable on April 20, 2022 (the “April 20 Note Maturity Date”). During the existence of an Event of Default (as defined in the April 20 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including any April 20 Note Amortization Payments) under any note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the April 20 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule, will be due and payable(each, an “April 20 Note Amortization Payment”), until the April 20 Note Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the April 20 Note will be immediately due and payable. The April 20 Note Amortization Payments will be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (each, an “April 20 Note Stock Payment”). If the investor requests an April 20 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable April 20 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the April 20 Note) during the five Trading Day (as defined in the April 20 Note) period prior to the due date of the April 20 Note Amortization Payment.

The April 20 Note may be prepaid, provided that Equity Conditions, as defined in the April 20 Note, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from April 20, 2020 until and through July 20, 2020 at an amount equal to 105% of the aggregate of the outstanding principal balance of the April 20 Note and accrued and unpaid interest, and (ii) after July 20, 2020 at an amount equal to 115% of the aggregate of the outstanding principal balance of the April 20 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange its April 20 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the April 20 Note. Except for a Public Offering and April 20 Note Amortization Payments, in order to prepay the April 20 Note, the Company must provide at least 30 days’ prior written notice to the holder, during which time the holder may convert the April 20 Note in whole or in part at the then=applicable conversion price. For avoidance of doubt, the April 20 Note Amortization Payments will be prepayments and are subject to prepayment penalties equal to 115% of the April 20 Note Amortization Payment. In the event the Company consummates a Public Offering while the April 20 Note is outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the April 20 Note.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Until the April 20 Note is no longer outstanding, it is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date (as defined in the April 20 Note) means, as of any Conversion Date or other date of determination, the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the April 20 Note) during the 20 consecutive Trading Day (as defined in the April 20 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately.

In connection with the issuance of the April 20 Note, the Company determined that various terms of the April 20 Note caused derivative treatment of the embedded conversion option and warrant. On the initial measurement dates, the fair values of the embedded conversion option derivative of $400,365 was recorded as derivative liabilities and was allocated as a debt discount of $400,365. Due to the default of August 2019 Note Amortization Payments due on our August 2019 Notes and other notes as discussed in Note 6, the April 20 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $136,950, default interest accrues at 18%, and the default conversion terms apply.

Paycheck Protection Program Promissory Notes

On April 2, 2020, the Company’s subsidiary, Shypdirect, entered into a Paycheck Protection Program promissory note (the “Shypdirect PPP Loan”) with M&T Bank in the amount of $504,940 under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “Paycheck Protection Program”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the loan proceeds on May 1, 2020. Shypdirect plans to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 28, 2020.

On April 15, 2020, the Company’s subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan” and together with the Shypdirect PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $2,941,212 under the SBA Paycheck Protection Program of the CARES Act. On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS plans to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 16, 2020.

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty- four week period that commenced on May 1, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs. Any forgiveness of these PPP Loans will be subject to approval by the SBA and M&T Bank and will require Prime EFS and Shypdirect to apply for such treatment in the future. The Company expects to exhaust such funds in the third quarter and file for forgiveness in the third quarter, although there is no guarantee that such forgiveness will be granted.

Common shares issued for conversion of convertible debt and interest

During the period from April 1, 2020 to June 29, 2020, the Company issued 123,279,793 shares of its common stock in connection with the conversion of convertible notes payable of $803,827 and accrued interest of $68,933, and fees of $500. The conversion price was based on contractual terms of the related debt.

Common shares issued in connection cashless exercise of warrants

During the period from June 1, 2020 to June 29, 2020, the Company issued 70,203,889 shares of its common stock in connection with the cashless exercise of warrants. The exercise price was based on contractual terms of the related debt.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Warrants

On June 16, 2020, the Company issued an aggregate of 28,100,000 five-year warrants for the purchase of 28,100,000 shares of the Company’s common stock at an exercise price of $0.06 per share, subject to adjustment as defined in the respective warrant to two consultants for services rendered.

Series C preferred share

Pursuant to the August 2019 Purchase Agreement (see Note 6), by and among the Company and the investors named therein (the “August 2019 Investors”), the Company is required to keep reserved for issuance to the August 2019 Investors three times the number of shares of common stock issuable to the August 2019 Investors upon conversion or exercise, as applicable, of convertible notes and warrants held by the August 2019 Investors (the “August 2019 Reserve Requirement”). If the Company fails to meet the August 2019 Reserve Requirement within 45 days after written notice from an August 2019 Investor, the Company must, inter alia, sell to the Lead Investor (as defined in the August 2019 Purchase Agreement) for $100 a series of preferred stock which holds voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue, which such preferred stock will be automatically cancelled upon the effectiveness of the resulting increase in the Company’s authorized stock. By letter agreement dated, June 4, 2020, the Lead Investor assigned this contract right to John Mercadante, the chief executive officer of the Company.

The Company was unable to comply with the August 2019 Reserve Requirement within 45 days after written notice from an August 2019 Investor. Accordingly, on June 5, 2020, the Company sold to John Mercadante, for $100.00, 1 share of Series C Preferred Stock which has voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue. Upon the effectiveness of the amendment, the Series C Preferred Stock will be automatically cancelled. The Series C Preferred Stock is not entitled to vote on any other matter, is not entitled to dividends, is not convertible into any other security of the Company and is not entitled to any distributions upon liquidation of the Company.

Authorized shares

On June 26, 2020, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, which will authorize an increase of the number of shares of common stock that the Company may issue to 4,000,000,000 shares, par value $0.001 (the “Certificate of Amendment”).

The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the Certificate of Amendment with the SEC on June 8, 2020. The Company plans to file a definitive information statement on Schedule 14C on or before June 30, 2020 and to first mail that information statement to stockholders on or before June 30, 2020. The Certificate of Amendment is expected to take effect on July 20, 2020.

Amazon Logistics Delivery Service Partner Agreement

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing, that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (the “In-Force Agreement”) expires. Amazon stated that it believes the In-Force Agreement expires on September 30, 2020. Prime EFS, however, strongly disagrees with Amazon’s position in this regard and believes it has a strong argument that the In-Force Agreement does not expire, by its specific terms, until March 31, 2021, at the earliest. If Amazon disagrees with the forgoing, Prime EFS intends to arbitrate this issue through the American Arbitration Association; however, the Company cannot make give any assurances as to the success of its position.

Approximately 74% of the Company’s approximately $32 million of revenue reported in its recent Form 10-K Annual Report for the calendar year ended December 31, 2019 was attributable to Prime EFS’s last-mile DSP business with Amazon. Even if it lost the Amazon last-mile business, the Company intends to generate significant revenues from its mid-mile and long-haul business. While a termination of the Amazon last-mile business will have a material adverse impact on the Company’s business, the Company will continue to: (i) seek to expand its last-mile business with other non-Amazon customers, which includes having recently begun making deliveries for one of the largest carriers in the world; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had minimal effects on our results of operations. We are experiencing higher net sales which reflects increased demand, particularly as more people are staying at home, for household staples and other essential products, partially offset by decreased demand for discretionary consumer products, delayed procurement and shipment of non-priority products, and supply chain interruptions. Other effects include increased fulfillment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. We expect to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfillment costs and cost of sales as a percentage of net sales through at least Q3 2020, although it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on our results of operations during 2020, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

Overview

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”), formerly PetroTerra Corp., was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company operates through its subsidiaries as a leading logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery and line haul services for predominantly online retailers.

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly-owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016. This transaction was treated as a reverse merger and recapitalization of Save On for financial reporting purposes because the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Reverse Merger were replaced with the historical financial statements of Save On before the Reverse Merger. The balance sheets at their historical cost basis of both entities were combined at the Closing Date and the results of operations from the Closing Date forward include the historical results of Save On and results of TLSS from the Closing Date forward. On May 1, 2019, the Company entered into a share exchange agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On April 16, 2019, Mr. Yariv ceased to be an officer or director of the Company.

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

The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the condensed consolidated financial statements contained in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The condensed consolidated financial statements for the periods ended March 31, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Critical Accounting Policies and Significant Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Significant estimates included in the accompanying condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

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

For the Company’s Prime EFS and Shypdirect business activities, we recognize revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. We do not incur incremental costs obtaining service orders from our Prime EFS and Shypdirect customers, however, if we did, because all of Prime EFS and Shypdirect’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that we recognize arises from deliveries of packages on behalf of the Company’s customers. Primarily, our performance obligations under these service orders correspond to each delivery of packages that we make under the service agreements. Control of the delivery transfers to the recipient upon delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

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

For the three months ended March 31, 2020 compared with the three months ended March 31, 2019

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2020 and 2019. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	For the Three Months Ended March 31,
	2020	2019
Revenues	$8,635,060	$5,803,207
Cost of revenues	7,855,749	5,549,702
Gross profit	779,311	253,505
Operating expenses	1,566,488	5,377,547
Loss from operations	(787,177)	(5,124,042)
Other expenses	(2,666,161)	(14,537,342)
Loss from continuing operations	(3,453,338)	(19,661,384)
Income from discontinued operations	-	13,661
Net loss	$(3,453,338)	$(19,647,723)

Results of Operations

Revenues

For the three months ended March 31, 2020, our revenues from continuing operations were $8,635,060 as compared to $5,803,207 for the three months ended March 31, 2019, an increase of $2,831,853, or 48.8%. This increase was primarily a result of an increase in revenue of approximately $3,023,161 from box truck and tractor truck delivery services where we transport product from a distribution center to the post office offset by a decrease in last-mile deliveries performed of $191,308.

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

Cost of Revenue

For the three months ended March 31, 2020, our cost of revenues from continuing operations were $7,855,749 compared to $5,549,702 for the three months ended March 31, 2019, an increase of $2,306,047, or 41.6%.Cost of revenues relating to our Prime EFS and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. The increase was a direct result of an increase in routes serviced.

Gross Profit

For the three months ended March 31, 2020, our gross profit was $779,311, or 9.0% of revenue, as compared to $253,505, or 4.4% of revenue, for the three months ended March 31, 2019, an increase of $525,806. The increase in gross profit primarily resulted from an increase in operational efficiencies in both Prime EFS and Shypdirect.

Operating Expenses

For the three months ended March 31, 2020, total operating expenses amounted to $1,566,488 as compared to $5,377,547 for the three months ended March 31, 2019, a decrease of $3,811,059, or 70.9%. For the three months ended March 31, 2020 and 2019, operating expenses consisted of the following:

	For the Three months Ended March 31,
	2020	2019
Compensation and related benefits	$742,045	$4,108,544
Legal and professional Fees	414,810	504,840
Rent	164,350	98,831
General and administrative expenses	245,283	665,332
Total Operating Expense	$1,566,488	$5,377,547

Compensation and related benefits

For the three months ended March 31, 2020, compensation and related benefits amounted to $742,045 compared to $4,108,544 for the three months ended March 31, 2019, a decrease of $3,366,499. Compensation and related benefits for the three months ended March 31, 2020 and 2019 included stock-based compensation of $0 and $2,750,808 respectively, a decrease of $2,750,808, from the granting of shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered. Additionally, during the three months ended March 31, 2020, compensation and related benefits amounted to $742,045 as compared to $1,357,736 for the three months ended March 31, 2019, a decrease of $615,691. The overall decrease in compensation and related benefits was attributable to a decrease in stock-based compensation, a decrease in compensation paid to significant employees and the reduction of staff.

Legal and professional fees

For the three months ended March 31, 2020, legal and professional fees were $414,810 as compared to $504,840 for the three months ended March 31, 2019, a decrease of $90,030, or 17.8%. During the three months ended March 31, 2020 and 2019, we incurred stock-based consulting fees of $31,250 and $0, respectively, from the issuance of our common shares to consultants for business development services rendered, an increase of $31,250. This increase was offset by a decrease in accounting fees attributable to a decrease in auditing and third-party accountant fees and legal fees offset by an increase in consulting fees.

Rent expense

For the three months ended March 31, 2020, rent expense was $164,350 as compared to $98,831 for the three months ended March 31, 2019, an increase of $65,519. This increase was attributable to a significant expansion in office, warehouse and parking spaces pursuant to short and long-term operating leases related to the Prime EFS and Shypdirect businesses.

General and administrative expenses

For the three months ended March 31, 2020, general and administrative expenses were $245,283 as compared to $665,332 for the three months ended March 31, 2019, a decrease of $420,049, or 63.1%. This decrease is primarily attributable to a decrease in general administrative expenses of $125,421 and a decrease in depreciation and amortization of $294,628. The decrease in depreciation and amortization expense was related to a decrease in amortization of intangible assets of $261,776 and a decrease in depreciation expense of $32,852. In 2020, we cut our overall general and administrative expenses due to cost-cutting measures taken.

Loss from Operations

For the three months ended March 31, 2020, loss from operations amounted to $787,177 as compared to $5,124,042 for the three months ended March 31, 2019, a decrease of $4,336,865, or 84.6%.

Other Expenses (Income)

Total other expenses (income) include interest expense, derivative expense, loan fees, gain on debt extinguishment, and other income. For the three months ended March 31, 2020 and 2019, other expenses (income) consisted of the following:

	For the Three months Ended March 31,
	2020	2019
Interest expense	$3,046,727	$707,065
Interest expense – related parties	107,138	539,888
Gain on extinguishment of debt	(275,034)	(93,871)
Other income	(67,831)	-
Derivative (gain) expense	(144,839)	13,384,260
Total Other Expense, net	$2,666,161	$14,537,342

For the three months ended March 31, 2020 and 2019, aggregate interest expense was $3,153,865 and $1,246,953, respectively, an increase of $1,906,912. The increase in interest expense resulted from an increase in the interest rate on interest-bearing loans due to default provisions, an increase in the amortization of original issue discount, and an increase in interest paid to related parties. Additionally, during the three months ended March 31, 2020, we incurred a 30% default interest penalty of $1,387,785 which was included in interest expense. We did not incur this expense during the 2019 period.

For the three months ended March 31, 2020, gain on extinguishment of debt was $275,304 as compared to $93,871 for the three months ended March 31, 2019, an increase of $181,163 that was primarily attributable to the settlement of secured merchant loans in March 2020.

For the three months ended March 31, 2020 and 2019, derivative income (expense) was $144,839 and $(13,384,260), respectively, a change of $13,529,099. During the three months ended March 31, 2020 and 2019, we adjusted our derivative liabilities to fair value and recorded derivative expense or income. This significant change was attributable to a high quoted stock price during the 2019 period as compared to the 2020 period.

Loss from Continuing Operations

For the three months ended March 31, 2020, loss from continuing operations amounted to $3,453,338 as compared to $19,661,384 for the three months ended March 31, 2019, a decrease of $16,208,046, or 82.4%.

Discontinued Operations

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Accordingly, we reflected Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The businesses of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. For the three months ended March 31, 2020 and 2019, income from discontinued operations amounted to $0 and $13,661, respectively.

Net Loss

Due to factors discussed above, for the three months ended March 31, 2020 and 2019, net loss amounted to $3,453,338 and $19,647,723, respectively. For the three months ended March 31, 2020 and 2019, net loss attributable to common shareholders which included a deemed dividend related to price protection of $18,696,012 and $0, amounted to $22,149,350, or $(1.79) per basic and diluted common share, and $19,647,723, or $(3.76) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2020, we had a cash balance of $32,626. Our working capital deficit was $27,678,817 at March 31, 2020. We reported a net decrease in cash for the three months ended March 31, 2020 of $17,400.

We do not believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of shares of common stock and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations.

Company financing activities

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

On April 9, 2019 (the “Bellridge Modification Date”), the Company entered into an agreement with Bellridge (the “Bellridge Modification Agreement”) that modified its existing obligations to Bellridge as follows:

●	the overall principal amount of the Bellridge Note was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, to be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares are to be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to the Bellridge Modification Agreement. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 in April 2019. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common stock;

●	the maturity date of the Bellridge Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company will use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Bellridge Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company will use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Bellridge Note;

●

the convertibility of the Bellridge Note was amended such that the Bellridge Note is only convertible at a conversion price to be mutually agreed upon between the Company and the holder. As of the date of this report, the Company and holder have not mutually agreed on a conversion price, Since the conversion terms are unknown, the Company will account for this conversion feature when the contingency is resolved;

●	the registration rights previously granted to Bellridge were eliminated; and

●	The First Bellridge Warrant and the Second Bellridge Warrant were cancelled and of no further force or effect as of the Bellridge Modification Date. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

In addition, on April 9, 2019, in addition, the Bellridge Note PA Warrants that were exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

On April 9, 2019, the Company entered into agreements (the “RedDiamond Amendments”) with RedDiamond Partners LLC and RDW Capital, LLC, the holders of these convertible notes representing an aggregate principal amount of $510,000, and agreed with such holders to:

●	extend the maturity date of the notes to December 31, 2020;
●	remove all convertibility features of the notes; and
●	repay not less than half of the obligations then outstanding pursuant to the notes if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, using a portion of the proceeds thereof.

On April 9, 2019, we entered into agreements with all holders of their Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2.6 million shares of common stock.

On April 11, 2019, we entered into a convertible note agreement with Westmount Financial Limited Partnership, an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only in the amount of $30,000 on the outstanding principal balance of this note was due and payable. Interest was to accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this note that is being converted by $11.81. On July 12, 2019, we entered into a Note Conversion Agreement with Westmount Financial Limited Partnership. In connection with this Note Conversion Agreement, we issued 812,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible note, we also issued to Westmount Financial Limited Partnership warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

On August 30, 2019, we issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “August 2019 Notes”), and warrants to purchase up to 987,940 shares of our common stock (the “August 2019 Warrants”) pursuant to a Securities Purchase Agreement (the “August 2019 Purchase Agreement”) with accredited investors. We received net proceeds of $295,534, which is net of a 10% original issue discounts of $246,984 and origination fees of $61,101, and is net of $1,643,367 for the repayment of notes payable, and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into these August 2019 Notes. The August 2019 Notes bear interest at 10% per annum and become due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of these August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “August 2019 Note Amortization Payment”), are due and payable, until November 30, 2020, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the August 2019 Notes will be immediately due and payable. The August 2019 Note Amortization Payments are made in cash unless the investor requests it to be issued in our common stock in lieu of a cash payment (each, an “August 2019 Note Stock Payment”). If the investor requests an August 2019 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable August 2019 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Note Amortization Payment.

The August 2019 Notes may be prepaid, provided that Equity Conditions, as defined in the August 2019 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from August 30, 2019 until and through November 30, 2019 at an amount equal to 105% of the aggregate of the outstanding principal balance of the August 2019 Notes and accrued and unpaid interest, and (ii) after August 30, 2019 at an amount equal to 115% of the aggregate of the outstanding principal balance of the August 2019 Notes and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), the holders may elect to: (x) have their principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange their August 2019 Notes at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold their August 2019 Notes. Except for a Public Offering and August 2019 Amortization Payments, in order to prepay the August 2019 Notes, the Company must provide at least 20 days’ prior written notice to the holders, during which time the holders may convert their August 2019 Notes in whole or in part at the then-applicable conversion price. For avoidance of doubt, the August 2019 Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the August 2019 Amortization Payment. In the event the Company consummates a Public Offering while the August 2019 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the August 2019 Notes.

From the original issue date until the August 2019 Notes are no longer outstanding, the August 2019 Notes are convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The initial conversion price of the August 2019 Notes was the lower of: (i) $3.50 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the August 2019 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the August 2019 Notes were initially convertible at the lower of: (i) $3.50 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the August 2019 Notes) during the 20 consecutive Trading Day (as defined in the August 2019 Notes) period ending and including the Trading Day (as defined in the August 2019 Notes) immediately preceding the delivery or deemed delivery of the applicable notice of conversion (the “August 2019 Notes Default Conversion Price”).

In January 2020, we defaulted on our August 30, 2019 convertible debt due to non-payment of the required amortization payment due. Accordingly, the outstanding principal balance on date of default increased by 30% amounting to approximately $724,000, default interest accrues at 18%, and the default conversion terms now apply as described above. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. These August 2019 Notes and related August 2019 Warrants include a down-round provision under which the August 2019 Note conversion price and August 2019 Warrant exercise price were reduced, on a full-ratchet basis, to a fraction of a penny due to the default on the August 2019 Notes triggering the default conversion price. See Note 6 to the condensed consolidated financial statements for additional details.

On October 3, 2019, the Company closed on a securities purchase agreement (the “October 3 Purchase Agreement”) with an accredited investor. Pursuant to the terms of the October 3, 2019 Purchase Agreement, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”), and warrants to purchase up to 66,401 shares of the Company’s common stock (the “October 3 Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discounts of $16,667. The October 3 Note initially bore interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the October 3 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “October 3 Note Amortization Payment”), are due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the October 3 Note will be immediately due and payable. The October 3 Note Amortization Payments are made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the investor requests a October 3 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

The October 3 Note may be prepaid, provided that certain Equity Conditions, as defined in the October 3 Note, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from October 3, 2019 until and through January 3, 2020, at an amount equal to 105% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest, and (ii) after January 3, 2020, at an amount equal to 115% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange its October 3 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the October 3 Note. Except for a Public Offering and October 3 Note Amortization Payments, in order to prepay the October 3 Note, the Company must provide at least 20 days’ prior written notice to the holder, during which time the holder may convert the October 3 Note in whole or in part at the conversion price. For avoidance of doubt, the October 3 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the October 3 Note Amortization Payment. In the event the Company consummates a Public Offering while the October 3 Note is outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the October 3 Note.

On the original issue date until the October 3 Note is no longer outstanding, the October 3 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date (as defined in the October 3 Note) or other date of determination, the lower of: (i) $2.51 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the October 3 Note) has occurred, regardless of whether such Event of Default (as defined in the October 3 Note) has been cured or remains ongoing, the October 3 Note are convertible at the lower of: (i) $2.51 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the October 3 Note) during the 20 consecutive Trading Day (as defined in the October 3 Note) period ending and including the Trading Day (as defined in the October 3 Note) immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion (the “October 3 Note Default Conversion Price”). All such conversion price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

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

The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the October 3 Warrant became exercisable. Under the terms of the October 3 Warrant, the investor is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant.

In February 2020, due to the default of the February 2020 October 3 Note Amortization Payment, the October 3 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $50,000, default interest accrues at 18%, and the default conversion terms apply as described above. See Note 6 to the condensed consolidated financial statements for additional details.

On October 14, 2019 and November 7, 2019, we entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, we issued and sold to an investor convertible promissory notes in the aggregate principal amount of $500,000 (the “Fall 2019 Notes”) and we received cash proceeds of $500,000. The Fall 2019 Notes bear interest at 10% per annum. The October 14, 2019 convertible promissory note of $300,000 becomes due and payable on October 14, 2020 and the November 7, 2019 convertible promissory note of $200,000 becomes due and payable on November 7, 2020. Commencing on the respective seven-month anniversaries of issuance, and continuing each month thereafter through the respective maturity date, payments of principal and interest will be made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest will accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments are due and payable, until the respective maturity dates, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under such Fall 2019 Note will be immediately due and payable.

The Company has the right to prepay in cash all or a portion of the outstanding principal due under the Fall 2019 Notes. The Company must provide the holders with written notice at least twenty business days prior to the date on which the Company will deliver payment of accrued interest and all or a portion, in $100,000 increments, of the principal.

Each Fall 2019 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise. The Fall 2019 Notes do not contain anti-dilutive provisions. In May 2020, due to the default of a May 2020 Amortization Payment, the October 14, 2019 convertible note was deemed in default. Accordingly, default interest accrues at 18% and the October 14, 2019 convertible note became due on the date of default.

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

Beginning in January 2020 and continuing through April 1, 2020, we have closed on a series of Securities Purchase Agreements with several accredited investors (the “2020 Purchase Agreements”). Pursuant to the terms of these 2020 Purchase Agreements, we have issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,095,500 (the “2020 Notes”), and warrants to purchase up to 838,200 shares of the Company’s common stock (the “2020 Warrants”). We received net proceeds of $1,905,000, which is net of a 10% original issue discounts of $190,500. The 2020 Notes bear interest at 6% per annum and becomes due and payable on the date that is the 24-month anniversary of the original issue date of the respective 2020 Note. During the existence of an Event of Default (as defined in the applicable 2020 Note), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each 2020 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, a “2020 Note Amortization Payment”), will be due and payable, until the Maturity Date (as defined in the applicable 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the 2020 Notes will be immediately due and payable. The 2020 Note Amortization Payments will be made in cash unless the investor requests it to be issued in the Company’s common stock in lieu of a cash payment (each, a “2020 Note Stock Payment”). If a holder of a 2020 Note requests a 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable 2020 Note) during the five Trading Day (as defined in the applicable 2020 Note) period prior to the due date of such 2020 Note Amortization Payment.

The 2020 Notes may be prepaid, provided that Equity Conditions, as defined in the 2020 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from each 2020 Note’s respective original issuance date until and through the day that falls on the third month anniversary of such original issue date (each a “2020 Note 3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the 2020 Note and accrued and unpaid interest, and (ii) after the applicable 2020 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the 2020 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, each holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange its 2020 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold its 2020 Note(s). Except for a Public Offering and 2020 Note Amortization Payments, in order to prepay a 2020 Note, the Company must provide at least 30 days’ prior written notice to the holder thereof, during which time the holder may convert its 2020 Note in whole or in part at the applicable conversion price. The 2020 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the 2020 Note Amortization Payment. In the event the Company consummates a Public Offering while the 2020 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the 2020 Notes.

After the original issue date of a 2020 Note until such 2020 Note is no longer outstanding, such 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the applicable 2020 Note) means, as of any date of determination, $0.40 per share, subject to adjustment as provided herein. If an Event of Default (as defined in the 2020 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the 2020 Notes are convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the applicable 2020 Note) during the 20 consecutive Trading Day (as defined in the applicable 2020 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately. The 2020 Notes contain down-round protection under which the 2020 Note conversion price was reduced on a full-ratchet basis, to a fraction of a penny due to the adjusted conversion price of certain other convertible notes issued by the Company.

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

Due to the default of August 2019 Amortization Payments due on our August 2019 Notes and other notes, these convertible notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $620,400, default interest accrues at 18%, and the default conversion terms apply.

Conversions of Convertible Notes

The Company’s trading price quoted on OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.01 on April 21, 2020. This drop, together with anti-dilution protection features contained in the August 2019 Notes and August 2019 Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, caused the conversion prices of most of the Company’s outstanding notes and the exercise price of many of the Company’s outstanding warrants, to fall to a fraction of a penny. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock. During the period from February 25, 2020 to June 22, 2020, we issued 417,363,999 shares of our common stock in connection with the conversion of convertible notes payable of $2,068,131, accrued interest and default interest of $473,402, and fees of $5,000. The conversion price was based on contractual terms of the related debt. Additionally, the Company issued 70,203,889 shares of its common stock upon the cash-less exercise of warrants. Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 499,900,491 on June 26, 2020.

These anti-dilution protection features only provide for one-way adjustment, therefore, even if the Company cures any events of default, and the trading price increases, the conversion and exercise prices of the affected notes and warrants will remain a fraction of a penny. As a result, the Company has made commitments to shareholders, convertible note holders and warrant holders to issue, or keep available for issuance, large quantities of additional shares of common stock. The Company does not currently have sufficient authorized common stock to satisfy all of such commitments.

The Company is currently authorized to issue up to 500,000,000 shares of its common stock. As a result of anti-dilution adjustment provisions in the Company’s convertible notes and warrants and the reserve rights of certain noteholders and warrant holders, as of June 28, 2020 TLSS has 499,900,491 shares issued and outstanding, 99,509 shares that are reserved for conversions of specified note and warrant holders and no shares that are reserved for unspecified note and warrant holders.

On June 26, 2020, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, which will authorize an increase of the number of shares of common stock that the Company may issue to 4,000,000,000 shares, par value $0.001 (the “Certificate of Amendment”).

Upon effectiveness of the Certificate of Amendment and resulting increase in the number of authorized shares, the Company will cause all committed shares to be issued or reserved for issuance, as applicable. After completing such issuances and reservations, the Company intends to assess its options for optimizing its capital structure so that it can pursue and secure the financing required to execute its plans to grow its business through organic means of geographic and service line expansion and through the acquisition of selected businesses or properties.

The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the Certificate of Amendment with the SEC on June 8, 2020. The Company plans to file a definitive information statement on Schedule 14C on or before June 30, 2020 and to first mail that information statement to stockholders on or before June 30, 2020. The Certificate of Amendment is expected to take effect on July 20, 2020.

Paycheck Protection Program Promissory Notes

On April 15, 2020, our subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan”) with M&T Bank in the amount of $2,941,212 under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “Paycheck Protection Program”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS has used and plans to continue to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 16, 2020.

On April 2, 2020, our subsidiary, Shypdirect, entered into a Paycheck Protection promissory note (the “Shypdirect PPP Loan” and together with the Prime EFS PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $504,940 under the SBA Paycheck Protection Program of the CARES Act. On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the Shypdirect PPP Loan proceeds on May 1, 2020. Shypdirect has used and plans to continue to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 28, 2020.

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the respective loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on the date the proceeds of each loan were received and at least 60% of any forgiven amount has been used for covered payroll costs. Any forgiveness of these PPP Loans will be subject to approval by the SBA and M&T Bank and will require Prime EFS and Shypdirect to apply for such treatment in the future.

Amazon Logistics Delivery Service Partner Agreement

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing, that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (the “In-Force Agreement”) expires. Amazon stated that it believes the In-Force Agreement expires on September 30, 2020. Prime EFS, however, strongly disagrees with Amazon’s position in this regard and believes it has a strong argument that the In-Force Agreement does not expire, by its specific terms, until March 31, 2021, at the earliest. If Amazon disagrees with the forgoing, Prime EFS intends to arbitrate this issue through the American Arbitration Association; however, the Company cannot give any assurances as to the success of its position.

Approximately 74% of the Company’s approximately $32 million of revenue reported in its recent Form 10-K Annual Report for the calendar year ended December 31, 2019 was attributable to Prime EFS’s last-mile DSP business with Amazon. Even if it lost the Amazon last-mile business, the Company intends to generate significant revenues from its mid-mile and long-haul business. While a termination of the Amazon last-mile business will have a material adverse impact on the Company’s business, the Company will continue to: (i) seek to expand its last-mile business with other non-Amazon customers, which includes having recently begun making deliveries for one of the largest carriers in the world; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

Cash Flows

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2020 amounted to $110,074. During the three months ended March 31, 2020, net cash used in operating activities was primarily attributable to a net loss of $3,453,338, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $14,188, derivative income of $(144,839), amortization of debt discount of $1,359,388, interest expense related to debt default of $1,387,785, stock-based compensation of $31,250, a non-cash gain on debt extinguishment of $(327,584), and changes in operating assets and liabilities such as an increase in accounts receivable of $99,454, a decrease in prepaid expenses and other current assets of $819,161, an increase in accounts payable and accrued expenses of $796,036, a decrease in insurance payable of $661,668, and an increase in accrued compensation and benefits of $288,180.

Net cash flows used in operating activities for the three months ended March 31, 2019 amounted to $1,983,978. During the three months ended March 31, 2019, net cash used in operating activities was primarily attributable to a net loss of $19,647,723 adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $308,816, derivative expense of $13,384,260, amortization of debt discount of $1,071,272, stock-based compensation of $2,750,808, and a gain on debt extinguishment of $(93,871), and changes in operating assets and liabilities such as an increase in accounts receivable of $429,650 and an increase in prepaid expense and other current assets of $90,449, offset by an increase in accounts payable and accrued expenses of $526,330 and an increase in accrued compensation and related benefits of $243,466.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2020 amounted to $460,510 and consisted of cash paid for the purchase of five box trucks of $460,510.

Net cash provided by investing activities for the three months ended March 31, 2019 amounted to $29,744 and consisted of cash received from the disposal of trucks and vans of $81,000 offset by cash paid for the purchase of property and equipment of $51,256.

Financing activities

For the three months ended March 31, 2020, net cash provided by financing activities totaled $553,184. For the three months ended March 31, 2020, we received proceeds from convertible debt of $1,860,000 and proceeds from notes payable of $1,033,510, offset by the repayment of convertible notes of $159,988, the repayment of related party advances of $55,561, and the repayment of notes payable of $2,124,777.

For the three months ended March 31, 2019, net cash provided by financing activities totaled $1,722,377. For the three months ended March 31, 2019, we received gross proceeds from related party convertible notes of $500,000, proceeds from notes payable of $3,521,120, proceeds from related party notes of $200,000, and net cash proceeds from related party advances of $28,815 offset by the repayment of convertible notes of $273,585, the repayment of related party notes of $220,000, and the repayment of notes payable of $2,033,973.

Going Concern Consideration

Our accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2020 and 2019, we had a net loss of $3,453,338 and $19,661,384 and net cash used in operations was $110,074 and $1,983,978, respectively. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $82,765,210, $26,839,561 and $27,678,817, respectively, at March 31, 2020. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable. On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement expires (see above and Note 13 – Subsequent Events). It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. In April 2020, the Company’s subsidiaries, Prime EFS and Shypdirect, entered into Paycheck Protection Program promissory notes with M&T Bank in the aggregate amount of $3,446,152. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

We are seeking to raise capital through additional debt and/or equity financings to fund the Company’s operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that the Company will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the condensed consolidated financial statements filed with this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including John Mercadante, Jr, our Chief Executive Officer and Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2020. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that our internal control over financial reporting was not effective as of that date because of material weaknesses in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

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

8)	The Company has not yet implemented any internal controls over financial reporting at its recently acquired subsidiary; and

9)	The Company lacks control over who is granted authorization to bind the Company or its subsidiaries to legal contracts.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended March 31, 2020. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

Elrac LLC v. Prime EFS

On or about January 10, 2020, the Company’s subsidiary, Prime EFS, was named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from Elrac LLC (“Elrac”) to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that Elrac believes were collected by the Company and not reimbursed to Elrac. Elrac subsequently moved for a default judgment against Prime EFS. By letter to the court dated March 9, 2020, Prime EFS opposed entry of a default judgment and contended that all claims in the Elrac Action were subject to mandatory arbitration clauses found in the individual lease agreements. On March 19, 2020, Elrac filed a stipulation dismissing the Elrac Action without prejudice and advised Prime EFS that it intends to file an arbitration at the American Arbitration Association alleging essentially identical claims. Elrac now claims it is owed not $382,000 but $240,000. To date, Elrac has not filed an arbitration against Prime EFS. During the period it was leasing vans and trucks from Elrac and its affiliate, Enterprise Leasing Company of Philadelphia, LLC (“Enterprise PA” and, with Elrac, “Enterprise”), Prime EFS transferred $387,392 in deposits required by Enterprise as security for the payment of deductibles and uninsured damage to Enterprise’s fleet. Despite due demand, Enterprise never accounted to Prime EFS’s satisfaction regarding the application of these deposits. On June 10, 2020, Prime EFS therefore initiated an arbitration (the “Prime EFS Arbitration”) against Enterprise at the American Arbitration Association seeking the return of not less than $327,000 of these deposits. Therefore, if, as expected, Elrac and Enterprise PA continue to claim Prime EFS owes it money, allegedly because the deposits together with insurance recoveries were insufficient to cover their alleged damages, Enterprise would have to interpose that contention not in its own arbitration but rather as a counterclaim in the Prime EFS Arbitration.

In the event that Enterprise files such a counterclaim, Prime EFS will contest it vigorously and pursue its own claim for the repayment of a large portion of the escrow deposits plus interest. Nevertheless, given the documentation which Elrac submitted to court in the Elrac Action, including an affidavit from its controller, as of March 31, 2020 and December 31, 2019, the Company has reflected a liability of $440,000, the amount originally claimed as damages by Elrac in the Elrac Action, which has been included in contingency liability on the accompanying condensed consolidated balance sheet.

BMF Capital v. Prime EFS LLC et al.

We entered into a settlement agreement on March 6, 2020, under which Prime EFS and certain related entities agreed to pay BMF Capital (“BMF”) $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS Common Stock, and to settle certain claims made by BMF under certain merchant cash advance agreements (MCAs) whereby BMF purchased specified percentages of Prime EFS’s total future accounts receivable up to certain agreed upon amounts in exchange for an upfront purchase price. Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. Under the March 6, 2020 settlement agreement, BMF could make claim for additional amounts and/or for recognition of the common stock warrants but to date it has not done so. In the event BMF pursues such a claim against Prime EFS, Prime EFS will contest the case vigorously. Since no such claim has in fact been filed in court, but merely threatened, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, it appears that the value of any such claim is under $10,000.

Bellridge Capital, L.P. and SCS, LLC v. TLSS

Currently, the Company is in an ongoing dispute between the Company and two investors in the Company, namely Bellridge Capital, L.P. (“Bellridge”) and SCS, LLC (“SCS”). Among other things, Bellridge claims that the Company is in breach of its obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, an April 2019 promissory note. In an April 28, 2020 letter, Bellridge contends that TLSS owed Bellridge $1,978,557.76 as of that date. In a purported standstill agreement subsequently proposed by Bellridge, Bellridge claims TLSS owes it $2,271,099.83, a figure which allegedly includes default rate interest. Bellridge also claims that a subordination agreement it signed with the Company on August 30, 2019, was void ab initio. Bellridge has also demanded the conversion of approximately $20,000 in indebtedness into the common stock of the Company, a conversion which the Company has not effectuated because the parties did not come to agreement on a conversion price. Such agreement is required for Bellridge to exercise its conversion rights under an agreement dated April 9, 2019 between Bellridge and the Company. SCS alleges it was induced by fraud to exchange two million shares of Company preferred stock for Company common stock and was damaged thereby. The Company is currently in discussions with Bellridge, SCS and the Company’s senior secured lenders to see whether this dispute can be amicably resolved. In the event Bellridge and/or SCS pursues the above claims against the Company, the Company will contest the case vigorously. Since no such claims have in fact been filed in court, but merely threatened, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

SCS, LLC v. Transport and Logistics Systems, Inc.

On or about June 7, 2020, the Company was notified of the filing of civil action in the Supreme Court of the State of New York, New York County, captioned SCS, LLC v. Transportation and Logistics Systems, Inc.

The action was filed on May 26, 2020 and assigned Index No. 154433/2020.

The plaintiff in this action alleges it is a limited liability company that entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

Although the Company has not yet filed an answer in this action, because the time period within which it must file an answer has not expired, the Company will deny that it owes any sum to SCS, LLC, under the consulting agreement or otherwise. In addition, the Company expects to file counterclaims against SCS, LLC for an amount in excess of $42,000, on the grounds that SCS, LLC, breached its express obligations under the consulting agreement to hold Company confidential information “in strictest confidence” and to use that information, if at all, “for the sole and exclusive benefit” of the Company. Accordingly, the Company intends to mount a vigorous defense to the action, as Company management believes the action to be entirely bereft of merit.

Shareholder Derivative Action

On June 25, 2020, the Company was served with a purported shareholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the “Court”) captioned SCS, LLC, derivatively on behalf of Transportation and Logistics Systems, Inc. v. John Mercadante, Jr., Douglas Cerny, Sebastian Giordano, Ascentaur LLC and Transportation and Logistics Systems, Inc.

The action was filed on June 18, 2020 with filing number 109085636.

The plaintiff in this action alleges it is a limited liability company formed by a former chief executive officer and director of the Company, Lawrence Sands. The complaint alleges that between April 2019 and June 2020, the current chairman and chief executive officer of the Company, the current chief development officer of the Company and, since February 2020, the Company’s restructuring consultant, breached fiduciary duties owed to the Company. The Company’s restructuring consultant, defendant Sebastian Giordano, renders his services through defendant Ascentaur LLC. In the Company’s understanding, the full text of the complaint is, or soon will be, available on-line at the Court’s website.

Briefly, the complaint alleges that the Company’s chief executive officer breached duties to the Company by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company common stock in order to facilitate an equity offering by the Company and then not consummating an equity offering. The complaint also alleges that current management caused the Company to engage in wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint also alleges that current management “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, and civil conspiracy and the appointment of a receiver or custodian for the Company.

The Company’s current management has tendered the complaint to its directors’ and officers’ liability carrier for defense and indemnity purposes. Company management, Mr. Giordano and Ascentaur LLC each advise that they deny each and every allegation of wrongdoing alleged in the complaint. Among other things, current management asserts that it made every effort to consummate an equity offering in late 2019 and early 2020 and could not do so solely because of the Company’s precarious financial condition. Current management also asserts it made clear to SCS and other preferred equity holders, before they converted their shares into common stock, that there was no guarantee the Company would be able to consummate an equity offering in late 2019 or early 2020. In addition, current management asserts that it received equity in the Company on terms that were entirely fair to the Company and entered into MCA transactions solely because there was no other financing available to the Company. Accordingly, current Company management, Mr. Giordano and Ascentaur LLC intend to mount a vigorous defense to the action, as they believe the action to be entirely bereft of merit.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Amazon Logistics Has Given Notice of Termination of Prime EFS’s Delivery Service Partner Agreement

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (the “In-Force Agreement”) expires.

In the same notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. However, Prime EFS disagrees with Amazon’s position in this regard. The In-Force Agreement is dated February 6, 2020. The agreement states it “is effective as of the date on which [Prime EFS] click[s] through this Agreement (the ‘Effective Date’).” Prime EFS clicked through the document on- line after receiving a link to it on February 6, 2020, so the In-Force Agreement could not have taken effect prior to February 6, 2020. In addition, paragraph 1(a) of the In-Force Agreement states: “This Agreement will start on the Effective Date and will continue until 12 months after the next occurring March 31 or September 30, whichever comes first (the ‘Initial Term’).” Therefore, Prime EFS believes it has a strong argument that the In-Force Agreement does not expire, by its terms, until March 31, 2021 at the earliest (as long as Prime EFS doesn’t materially breach the agreement beforehand).

If Amazon disagrees with the forgoing, Prime EFS intends to arbitrate this issue through the American Arbitration Association, a right Prime EFS has under the express provisions of the In-Force Agreement. While, as noted, should arbitration become necessary, Prime EFS believes it has strong arguments in support of its position, owing to the inherent uncertainties of litigation, the Company cannot make, and does not make, any prediction, forecast or assurance as to the ultimate outcome of any such arbitration.

Approximately 74% of the Company’s approximately $32 million of revenue reported in its recent Form 10-K Annual Report for the calendar year ended December 31, 2019 was attributable to Prime EFS’s last-mile DSP business with Amazon. As such, a termination of the Amazon last-mile business would have a material adverse impact on the Company’s business.

We have incurred indebtedness under the CARES Act which will be subject to review, may not be forgivable in whole or in part, and may eventually have to be repaid, potentially with interests, fines, and/or other penalties.

Our subsidiaries Shypdirect and Prime EFS applied to M&T Bank for funds under the SBA Paycheck Protection Program of the CARES Act on April 2, 2020 and April 15, 2020, respectively, in the amounts of $504,940 and $2,941,212, respectively. The application for these funds required Prime EFS and Shydirect to, in good faith, certify that the current economic uncertainty made the loan requests necessary to support their ongoing operations. This certification further required Prime EFS and Shypdirect to take into account their current business activity and their ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on Prime EFS and Shypdirect having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

Prime EFS received the loan proceeds on April 22, 2020 and Shypdirect received the loan proceeds on May 1, 2020. Under the terms of the CARES Act and the corresponding promissory note, the use of the proceeds of each loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the Paycheck Protection Program, after an eight- or twenty-four-week period starting with the disbursement of the respective loan proceeds, Prime EFS and Shydirect may apply for forgiveness of some or all of their loans, with the amount which may be forgiven equal to the sum of eligible payroll costs, covered rent, and covered utility payments, in each case incurred during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Prime EFS’ or Shypdirect’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of their loan eligible for forgiveness.

The U.S. Department of the Treasury (“Treasury”) and the SBA have announced that they will review all Paycheck Protection Program loans that equal or exceed $2.0 million. Guidance from Treasury and SBA has been slow to develop and occasionally unclear. At the same time, the Paycheck Protection Program has been amended twice with the latest series of amendments significantly altering the timeline associated with the Paycheck Protection Program spending and loan forgiveness. Moreover, the lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans, including an article about the Company and its subsidiaries. While the Company and its subsidiaries believe that they acted in good faith and have complied with all requirements of the Paycheck Protection Program, if Treasury or SBA determined that Prime EFS’ and/or Shypdirect’s loan applications were not made in good faith or that the Company, Prime EFS and/or Shypdirect did not otherwise meet the eligibility requirements of the Paycheck Protection Program, Prime EFS and/or Shypdirect may not receive forgiveness of the loan (in whole or in part) and Prime EFS and/or Shypdirect could be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to return the loans or a portion thereof. Further, there is no guarantee that Prime EFS and/or Shypdirect will receive forgiveness for any amount, and forgiveness will be subject to Prime EFS’ and Shypdirect’s submissions to their lender of information and documentation as required by SBA and the lender.

A failure to obtain forgiveness of the Paycheck Protection Program loans may adversely impact loan covenants under our senior debt securities. In the event that our Paycheck Protection Program loan was not forgiven in whole or in part, we may need to seek an amendment to our senior debt securities, a waiver from the holders of our senior debt securities, utilize cash to repay the Paycheck Protection Program debt and/or refinance or restructure our outstanding debt. There can be no assurance that we could obtain future amendments or waivers of our senior debt securities, or refinance or restructure our debt, in each case on commercially reasonably terms or at all. Our failure to maintain compliance with the covenants under our senior debt securities could result in an event of default, subject to applicable notice and cure provisions. Upon the occurrence of an event of default under our senior debt securities, holders of our senior debt securities could elect to declare all amounts outstanding thereunder to be immediately due and payable. If we were unable to repay all outstanding amounts in full, our lender could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt. In addition, our receipt of the PPP Loans may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, we issued 5,290,406 shares of our common stock upon the partial conversion of a convertible note principal and default interest balances due of $310,894, and accrued interest payable of due of $30,625 at the contractual conversion price.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information contained in “Note 6 - Convertible Promissory Notes Payable and Notes Payable” is incorporated by reference to this Part II, Item 3.

On January 30, 2020, due to the default of the January 2020 August 2019 Notes Amortization Payments in the amount of approximately $224,397, the August 2019 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $723,985, default interest accrues at 18%, and the default conversion terms apply.

In February 2020, due to the default of the February 2020 October 3 Note Amortization Payment in the amount of approximately $15,100, the October 3 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $50,000, default interest accrues at 18%, and the default conversion terms apply.

In May and June 2020, due to the default of a May 2020 and June 2020 Amortization Payments, the Fall 2019 Notes, in the amount of approximately $110,000, was deemed in default. Accordingly, default interest accrues at 18% and the Fall 2019 Notes became due on the respective date of default.

Due to the default of amortization payments due on our August 2019 Notes and other notes as discussed above, the 2020 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $613,800, default interest accrues at 18%, and the default conversion terms apply.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock of the Company, filed on June 4, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 9, 2020).
4.1	Form of Convertible Note dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.2	Form of Warrant dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
10.1	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).
10.2	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

* Filed Herewith

# The certification attached as Exhibit 32.1 that accompanies this Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transportation and Logistics Systems, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: June 29, 2020	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

