Form 10-Q
period 2020-06-30
Transportation & Logistics Systems, Inc.
filed 2020-08-14
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2020
Common Stock, $0.001	1,263,686,663

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

June 30, 2020

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,431,173	$50,026
Accounts receivable, net	923,535	963,771
Prepaid expenses and other current assets	1,769,895	1,246,555

Total Current Assets	4,124,603	2,260,352

OTHER ASSETS:
Security deposit	207,250	76,500
Property and equipment, net	672,772	240,406
Right of use assets, net	1,621,290	1,750,430

Total Other Assets	2,501,312	2,067,336

TOTAL ASSETS	$6,625,915	$4,327,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of put premium of $0 and $385,385 and debt discounts of $2,275,670 and $2,210,950, respectively	$4,126,079	$3,634,344
Notes payable, current portion, net of debt discount of $0 and $762,112, respectively	4,252,538	2,425,003
Note payable - related party	500,000	500,000
Accounts payable	1,000,450	1,517,082
Accrued expenses	624,261	627,990
Insurance payable	3,201,872	2,948,261
Contingency liability	440,000	440,000
Lease liabilities, current portion	353,575	333,126
Derivative liability	62,813,098	2,135,939
Due to related parties	222,322	325,445
Accrued compensation and related benefits	1,233,565	886,664

Total Current Liabilities	78,767,760	15,773,854

LONG-TERM LIABILITIES:
Notes payable, net of current portion	510,766	-
Lease liabilities, net of current portion	1,300,180	1,440,258

Total Long-term Liabilities	1,810,946	1,440,258

Total Liabilities	80,578,706	17,214,112

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 1,700,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (Liquidation value $1,700 and $1,700, respectively)	1,700	1,700
Series C preferred stock, par value $0.001 per share; 1 shares designated; No shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, par value $0.001 per share; 4,000,000,000 shares authorized; 499,900,491 and 11,832,603 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	499,900	11,833
Common stock issuable, par value $0.001 per share; 0 and 25,000 shares	-	25
Additional paid-in capital	75,966,151	47,715,878
Accumulated deficit	(150,420,542)	(60,615,860)

Total Shareholders’ Deficit	(73,952,791)	(12,886,424)

Total Liabilities and Shareholders’ Deficit	$6,625,915	$4,327,688

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES	$8,558,815	$8,101,412	$17,193,875	$13,904,619

COST OF REVENUES	6,997,856	7,522,973	14,853,605	13,072,675

GROSS PROFIT	1,560,959	578,439	2,340,270	831,944

OPERATING EXPENSES:
Compensation and related benefits	662,503	3,608,670	1,404,548	7,717,214
Legal and professional fees	2,487,896	566,242	2,902,706	1,071,082
Rent	175,261	86,406	339,611	185,237
General and administrative expenses	196,368	930,203	441,651	1,595,535
Impairment loss	-	1,724,591	-	1,724,591

Total Operating Expenses	3,522,028	6,916,112	5,088,516	12,293,659

LOSS FROM OPERATIONS	(1,961,069)	(6,337,673)	(2,748,246)	(11,461,715)

OTHER (EXPENSES) INCOME:
Interest expense	(1,940,912)	(1,377,051)	(4,987,639)	(2,597,443)
Interest expense - related parties	(22,438)	(121,078)	(129,576)	(147,639)
Loan fees		(601,121)		(601,121)
Gain on debt extinguishment, net	5,968,560	43,823,897	6,243,594	43,917,768
Other income	107,137	-	174,968	-
Derivative expense, net	(69,806,610)	(41,653,345)	(69,661,771)	(55,037,605)

Total Other (Expenses) Income	(65,694,263)	71,302	(68,360,424)	(14,466,040)

LOSS FROM CONTINUING OPERATIONS	(67,655,332)	(6,266,371)	(71,108,670)	(25,927,755)

LOSS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(695,087)	-	(681,426)

NET LOSS	(67,655,332)	(6,961,458)	(71,108,670)	(26,609,181)

Deemed dividend related to ratchet adjustment	-	-	(18,696,012)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(67,655,332)	$(6,961,458)	$(89,804,682)	$(26,609,181)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss from continuing operations	$(0.26)	$(0.63)	$(0.66)	$(3.42)
Loss from discontinued operations	(0.00)	(0.07)	(0.00)	(0.09)

Net loss per common share - basic and diluted	$(0.26)	$(0.70)	$(0.66)	$(3.51)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	261,417,292	9,891,525	136,885,211	7,573,522

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Preferred Stock		Preferred Stock				Common Stock		Additional		Total
	Series A		Series B		Common Stock		Issuable		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	-	$-	1,700,000	1,700	11,832,603	11,833	25,000	25	47,715,878	(60,615,860)	(12,886,424)

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	73,725	-	73,725

Common stock issued for debt conversion	-	-	-	-	5,290,406	5,290	-	-	336,229	-	341,519

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	172,720	-	172,720

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	262,872	-	262,872

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	31,250	-	31,250

Reclassification of warrants from equity to derivative liabilities	-	-	-	-	-	-	-	-	(11,381,885)	-	(11,381,885)

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	18,696,012	(18,696,012)	-

Net loss	-	-	-	-	-	-	-	-	-	(3,453,338)	(3,453,338)

Balance, March 31, 2020	-	-	1,700,000	1,700	17,123,009	17,123	25,000	25	55,906,801	(82,765,210)	(26,839,561)

Cancellation of issuable shares	-	-	-	-	-	-	(25,000)	(25)	25	-	-

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	311,660	-	311,660

Common stock issued for debt conversion, accrued interest and fees	-	-	-	-	412,573,593	412,573	-	-	2,317,667	-	2,730,240

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	15,531,703	-	15,531,703

Common shares issued for cashless warrant exercise	-	-	-	-	70,203,889	70,204	-	-	(70,204)	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	1,963,291	-	1,963,291

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	5,208	-	5,208

Net loss	-	-	-	-	-	-	-	-	-	(67,655,332)	(67,655,332)

Balance, June 30, 2020	-	$-	1,700,000	$1,700	499,900,491	$499,900	-	$-	$75,966,151	$(150,420,542)	$(73,952,791)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	4,000,000	4,000	-	-	4,220,837	4,220	-	-	7,477,422	(15,222,936)	(7,737,294)

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	63,581	-	63,581

Cumulative effect adjustment for change in derivative accounting	-	-	-	-	-	-	-	-	-	453,086	453,086

Shares issued for services	-	-	-	-	2,670,688	2,671	-	-	2,748,137	-	2,750,808

Net loss	-	-	-	-	-	-	-	-	-	(19,647,723)	(19,647,723)

Balance, March 31, 2019	4,000,000	4,000	-	-	6,891,525	6,891	-	-	10,289,140	(34,417,573)	(24,117,542)

Shares issued for debt and warrant modifications	-	-	-	-	700,000	700	700,000	700	17,932,600	-	17,934,000

Shares issued for conversion of preferred shares	(4,000,000)	(4,000)	-	-	2,600,000	2,600	-	-	1,400	-	-

Return and cancellation of shares for disposal of Save On	-	-	-	-	(1,000,000)	(1,000)			57,987	-	56,987

Stock options granted	-	-	-	-	-	-	-	-	700,816	-	700,816

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	672,864	-	672,864

Shares issued for services	-	-	-	-	230,000	230	-	-	2,465,270	-	2,465,500

Net loss	-	-	-	-	-	-	-	-	-	(6,961,458)	(6,961,458)

Balance, June 30, 2019	-	$-	-	$-	9,421,525	$9,421	700,000	$700	$32,120,077	$(41,379,031)	$(9,248,833)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,108,670)	$(26,609,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	28,144	617,632
Amortization of debt discount to interest expense	2,768,270	2,310,580
Amortization of debt discount to interest expense - related party	-	26,383
Stock-based compensation and consulting fees	1,999,749	5,216,308
Stock-based compensation and consulting fees - discontinued operations	-	700,816
Non-cash loan fees	-	601,121
Other non-cash interest and fees	8,180	-
Interest expense related to debt default	1,531,335	-
Derivative expense, net	69,661,771	55,037,605
Non-cash portion of gain on extinguishment of debt, net	(6,296,141)	(44,031,110)
Rent expense	9,511	14,112
Loss on disposal of property and equipment	-	47,022
Impairment loss	-	1,724,591
Change in operating assets and liabilities:
Accounts receivable	40,236	(486,226)
Prepaid expenses and other current assets	(523,340)	(81,662)
Assets of discontinued operations	-	(53,193)
Due from related party	-	(81,489)
Security deposit	(130,750)	(34,350)
Accounts payable and accrued expenses	19,411	1,420,925
Insurance payable	253,611	294,702
Liabilities of discontinued operations	-	10,954
Accrued compensation and related benefits	346,901	238,622

NET CASH USED IN OPERATING ACTIVITIES	(1,391,782)	(3,115,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in cash from disposal of subsidiary	-	(5,625)
Purchase of property and equipment	(460,510)	(51,256)
Proceeds from sale of property and equipment	-	81,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(460,510)	24,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable - related party	-	2,500,000
Proceeds from convertible notes payable	1,880,000	-
Repayment of convertible notes payable	(257,139)	(273,579)
Net proceeds from notes payable	4,479,662	6,631,020
Repayment of notes payable	(2,765,961)	(5,697,856)
Net proceeds from notes payable - related party	-	255,000
Repayment of notes payable - related party	-	(495,000)
Net payments on related parties advances	(103,123)	(3,793)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,233,439	2,915,792

NET INCREASE (DECREASE) IN CASH	1,381,147	(175,927)

CASH, beginning of period	50,026	296,196

CASH, end of period	$1,431,173	$120,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,107,788	$2,239,463
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$262,872	$1,222,986
Increase in derivative liability and debt discount	$1,702,473	$-
Increase in right of use asset and lease liability	$-	$631,723
Conversion of debt and accrued interest for common stock	$3,063,579	$-
Reclassification of accrued interest to debt	$89,262	$-
Decrease in put premium and paid-in capital	$385,385	$-
Reclassification of warrant value from equity to derivative liabilities	$11,381,885	$-
Deemed dividend related to price protection	$18,696,012	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing (the “Prime EFS Termination Notice”), that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (the “In-Force Agreement”) expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020.

Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Amazon Relay Carrier Terms of Service (the “Program Agreement”) between Amazon and Shypdirect effective as of November 14, 2020 (the “Shypdirect Termination Notice”). On August 3, 2020, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon (the “Aug. 3 Proposal”). On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal.

Approximately 59.3% and 39.4% (for a total of 98.7%) of the Company’s revenue of $17,193,875 for the six months ended June 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

While the Company will seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business, such initiatives are consistent with its already existing business plan to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

TLSS and its wholly-owned subsidiaries, Prime EFS and Shypdirect are hereafter referred to as the “Company”.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2020, the Company had a net loss of $71,108,670 and net cash used in operations was $1,391,782. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $150,420,542, $73,952,791 and $74,643,157, respectively, at June 30, 2020. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable (see Note 6).

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the ShypdDirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (see Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. In April 2020, the Company’s subsidiaries, Prime EFS and Shypdirect, entered into Paycheck Protection Program promissory notes with M&T Bank in the aggregate amount of $3,446,152 (see Note 7). Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

The Company will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that it will be able to continue to do so. If the Company is unable to replace its Amazon business, to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2020 and December 31, 2019:

	At June 30, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$62,813,098	—	—	$2,135,939

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Six Months ended June 30, 2020	For the Six Months ended June 30, 2019
Balance at beginning of period	$2,135,939	$7,888,684
Initial valuation of derivative liabilities included in debt discount	1,702,474	-
Initial valuation of derivative liabilities included in derivative expense	14,892,068	-
Gain on extinguishment of debt related to April 9, 2019 modifications	-	(61,841,708)
Gain on extinguishment of debt related to repayment/conversion of debt	(22,068,971)	(246,110)
Reclassification of warrants from equity to derivative liabilities	11,381,885	-
Cumulative effect adjustment for change in derivative accounting	-	(838,471)
Change in fair value included in derivative (gain) expense	54,769,703	55,037,605
Balance at end of period	$62,813,098	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2020, cash balances in excess of FDIC insured levels amounted to approximately $1,014,000. There were no balances in excess of FDIC insured levels as December 31, 2019. The Company has not experienced any losses in such accounts through June 30, 2020.

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

June 30, 2020

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. On May 1, 2019, the Company disposed of its Save On business segment and the results of operations of Save On are included in discontinued operations. Accordingly, during the three months ended June 30, 2020 and 2019, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

June 30, 2020

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

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2020	June 30, 2019
Stock warrants	561,568,464	1,442,434
Stock options	80,000	-
Convertible debt	698,058,084	4,415,776
Series A convertible preferred stock	-	8,333,333
Series B convertible preferred stock	1,700,000	-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Pursuant to ASC 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, the Company reflects Save On as discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The business of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. As of June 30, 2020 and December 31, 2019, the Company did not have any remaining assets and liabilities classified as discontinued operations in the Company’s condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The summarized operating result of discontinued operations included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$-	$359,728	$-	$1,491,253
Cost of revenues	-	263,073	-	1,114,269
Gross profit	-	96,655	-	376,984
Operating expenses	-	791,742	-	1,058,410
Loss from discontinued operations	-	(695,087)	-	(681,426)
Loss on disposal of discontinued operations	-	-	-	-
Loss from discontinued operations, net of income taxes	$-	$(695,087)	$-	$(681,426)

NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2020 and December 31, 2019, accounts receivable, net consisted of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$943,535	$983,771
Allowance for doubtful accounts	(20,000)	(20,000)
Accounts receivable, net	$923,535	$963,771

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Life	June 30, 2020	December 31, 2019
Delivery trucks and vehicles	5 - 6 years	$761,652	$301,142
Equipment	5 years	3,470	3,470
Subtotal		765,122	304,612
Less: accumulated depreciation		(92,350)	(64,206)
Property and equipment, net		$672,772	$240,406

For the six months ended June 30, 2020 and 2019, depreciation expense is included in general and administrative expenses and amounted to $28,144 and $94,080, respectively. During the six months ended June 30, 2019, the Company traded in, sold or disposed of delivery trucks and vehicles of $185,514 with related accumulated depreciation of $19,561, and received cash of $81,000 and reduced notes payable of $37,931, resulting in a loss of $47,022 which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE AND NOTES PAYABLE

Red Diamond Partners LLC and RDW Capital, LLC

On April 25, 2017, the Company entered into a securities purchase agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond convertible promissory notes (the “RedDiamond Notes”) in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. Pursuant to this securities purchase agreement, during 2017, the Company entered into three RedDiamond Notes in the aggregate principal amount of $270,000 and the Company received $265,000 after giving effect to the original issue discount of $5,000. The RedDiamond Notes matured during 2018. RedDiamond is not required to fund any additional tranches under the securities purchase agreement. Through date of default, the RedDiamond Notes bore interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP (as defined in the RedDiamond Notes) for the ten trading days preceding the conversion. During 2018, the Company failed to make its required maturity date payments of principal and interest on the RedDiamond Notes of $270,000. In accordance with these notes, the Company entered into default in 2018, which increased the interest rate to 18.0% per annum. The RedDiamond Notes contain cross default provisions whereby a default in any one note greater than $25,000 causes a default in all the notes, however, this provision is only effective if there is a formal notice of default by the lender.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000. Through date of default, the principal due under the note accrued interest at a rate of 12% per annum. All principal and accrued interest under the note was due six months following the issue date of the note, and was convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the ten trading days immediately preceding the conversion. The note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the note. Upon an event of default, all obligations under the note become immediately due and payable and the Company is required to make certain payments to the lender. On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 24% per annum.

In connection with the issuance of these convertible promissory notes to RedDiamond and RDW Capital, LLC, the Company determined that the terms of these convertible promissory notes included a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company.

The Company evaluated these convertible promissory note transactions in accordance with ASC Topic 815, Derivatives and Hedging. Through December 31, 2018, the Company determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their respective variable conversion rate and price protection provisions. Accordingly, through December 31, 2018, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. On January 1, 2019, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective (See Note 2 - Derivative financial instruments and summary of derivative liabilities below).

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

Pursuant to the RedDiamond Amendments, the conversion provisions contained in the convertible promissory notes held by RedDiamond and RDW Capital, LLC were suspended and ceased to be exercisable beginning as of April 9, 2019. However, under the RedDiamond Amendments, the conversion provisions contained in the convertible promissory notes held by Red Diamond and RDW Capital, LLC were subject to reinstatement upon the occurrence of an event of default. The parties agreed that it would be considered an event of default under the convertible promissory notes if the Company consummated any new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities. On August 30, 2019, the Company entered into a new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities. Accordingly, the conversion terms were reinstated and the Company recorded a put premium of $385,385 and recorded interest expense of $385,385.

During the six months ended June 30, 2020, the Company issued 96,661,102 shares of its common stock upon the conversion of debt of $510,000 and accrued interest of $158,141. Upon conversion, the Company reclassified put premium of $385,385 to paid-in capital.

The aggregate principal amounts due as of June 30, 2020 and December 31, 2019 amounted to $0 and $895,385, which included a put premium of $0 and $385,385, and principal balance of $0 and $510,000, and was included in convertible notes payable, a current liability, on the accompanying consolidated balance sheet, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

In August 2018, the Company defaulted on the Bellridge Note due to (i) default on the payment of monthly interest payments due, (ii) default caused by the late filing of the Company’s reports on Form 10-Q for the periods ended June 30, 2018 and September 30, 2018 and (iii) default due to failure to file a registration statement. Upon an event of default, all principal, accrued interest, and liquidated damages and penalties were due upon request of Bellridge at 125% of such amounts.

On December 27, 2018, Bellridge waived any and all defaults in existence on the Bellridge Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing at the time the Company files a registration statement or makes an application to up list to a national stock exchange (the “Second Bellridge Warrant” and together with the First Bellridge Warrant and the Bellridge Note PA Warrant, the “Bellridge Warrants”). Pursuant to the Second Bellridge Warrant, at any time on or before the date that the Company files a registration statement on Form S-l or applies for up-listing to a National Exchange (as defined in the Second Bellridge Warrant), and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018, Bellridge could have chosen to subscribe for and purchase from the Company up to 2% in shares of common stock for an aggregate exercise price of $100. Additionally, the principal interest amount due under the Bellridge Note was modified with a monthly payment of principal and interest due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Bellridge Note due on December 18, 2019. This modification was not considered a debt extinguishment.

On April 9, 2019, the Company entered into a new agreement with Bellridge that modified the Bellridge Note and cancelled these warrants (see below).

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In connection with the Bellridge Purchase Agreement, the Company entered into a registration rights agreement which, among other things, required the Company to file a registration statement with the Securities and Exchange Commission no later than 120 days after June 18, 2018. The Company failed to file such registration statement. Accordingly, in addition to any other rights the holders may have under the Bellridge Purchase Agreement or under applicable law, on the default date and on each monthly anniversary of each such default date (if the applicable event is not cured by such date) until the ninetieth day from such default date, the Company will pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of one percent (1%) multiplied by the aggregate subscription amount paid by the holder pursuant to the Bellridge Purchase Agreement. Subsequent to the ninetieth day from such default date, the one percent (1%) penalty increases to two percent (2%), with an aggregate cap of twenty percent (20%) per annum. If the Company fails to pay any of these partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. On December 27, 2018, Bellridge waived any and all defaults.

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

Convertible debt modifications and warrant cancellations

On April 9, 2019 (the “Bellridge Modification Date”), the Company entered into an agreement with Bellridge (the “Bellridge Modification Agreement”) that modified its existing obligations to Bellridge as follows:

●	the overall principal amount of the Bellridge Note was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, to be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge would not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares are to be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to the Bellridge Modification Agreement. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 in April 2019. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common stock;

●	the maturity date of the Bellridge Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory notes) which results in gross proceeds to the Company of at least $4,000,000, then the Company will use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Bellridge Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company will use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Bellridge Note;

●	the convertibility of the Bellridge Note was amended such that the Bellridge Note is only convertible at a conversion price to be mutually agreed upon between the Company and the holder. On August 3, 2020, the parties agreed to a fixed conversion price of $0.02 per share, although final documents are pending.

●	the registration rights previously granted to Bellridge were eliminated; and

●	The First Bellridge Warrant and the Second Bellridge Warrant were cancelled and of no further force or effect as of the Bellridge Modification Date. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In addition, on the Bellridge Modification Date, warrant holders holding warrants exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

At June 30, 2020 and December 31, 2019, convertible notes payable related to this convertible debt amounted to $1,813,402, which consists of $1,813,402 of principal balance due and is net of unamortized debt discount of $0.

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

The August 2019 Notes initially bear interest at 10% per annum and become due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “August 2019 Amortization Payment”), are due and payable, until November 30, 2020 at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the August 2019 Notes will be immediately due and payable. The Company’s August 2019 Note Amortization Payments due on December 30, 2019 were paid on January 6, 2020 and the Company did not receive any default notice for this late payment. The August 2019 Note Amortization Payments are made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (an “August 2019 Note Stock Payment”). If the investor requests an August 2019 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable August 2019 Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Amortization Payment.

The August 2019 Notes may be prepaid, provided that certain Equity Conditions, as defined in the August 2019 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from August 30, 2019 until and through November 30, 2019 at an amount equal to 105% of the aggregate of the outstanding principal balance of the August 2019 Notes and accrued and unpaid interest, and (ii) after August 30, 2019 at an amount equal to 115% of the aggregate of the outstanding principal balance of the August 2019 Notes and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), the holders may elect to: (x) have their principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, (y) exchange their August 2019 Notes at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold their August 2019 Notes. Except for a Public Offering and August 2019 Amortization Payments, in order to prepay the August 2019 Notes, the Company must provide at least 20 days’ prior written notice to the holders, during which time the holders may convert their August 2019 Notes in whole or in part at the then-applicable conversion price. For avoidance of doubt, the August 2019 Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the August 2019 Amortization Payment. In the event the Company consummates a Public Offering while the August 2019 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the August 2019 Notes.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The August 2019 Notes and related August 2019 Warrants include down-round provisions under which the August 2019 Note conversion price and August 2019 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. On September 6, 2019, the Company sold shares of its common stock at $2.50 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the August 2019 Notes was reduced to $2.50 per share and the number of shares issuable upon exercise of the warrants was increased to 1,383,116 and the exercise price was lowered to $2.50. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of August 2019 Notes was reduced to $0.40 per share, and the number of shares issuable upon exercise of the warrants was increased to 8,644,474 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $17,836,244 which represents the fair value transferred to the warrant holders from the down round feature being triggered. The Company calculated the difference between the warrants fair value on January 7, 2020, the date the down- round feature was triggered using the current exercise price and the new exercise price and the new number shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. As discussed in summary of derivative liabilities below, as of January 30, 2020, the August 2019 Warrants are treated as derivative liabilities. Subsequent to January 7, 2020, additional down-round protection was triggered. As of June 30, 2020, the conversion price on the August 2019 Notes was lowered to $0.006 per share, the exercise price of the August 2019 Warrants was lowered to $0.006 per share, and the number shares issuable upon exercise of the August 2019 Warrants was increased.

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

During the six months ended June 30, 2020, the Company repaid principal of $257,139, settled $128,674 of debt, and the Company issued 293,677,788 shares of its common stock upon the conversion of principal and default interest of $2,118,311, accrued interest of $48,685 and fees of $1,000. Additionally, accrued interest payable of $84,416 was reclassified to principal balance.

At June 30, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $464,948, which consists of $806,497 of principal balance and default interest due and is net of unamortized debt discount of $341,549. At December 31, 2019, convertible notes payable related to August 30, 2019 convertible debt amounted to $658,623, which consists of $2,469,840 of principal balance due and is net of unamortized debt discount of $1,811,217.

October 3, 2019 convertible debt and related warrants

On October 3, 2019, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”), and warrants to purchase up to 66,401 shares of the Company’s common stock (the “October 3 Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discount of $16,667. The October 3 Note initially bore interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the October 3 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “October 3 Note Amortization Payment”), are due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the October 3 Notes will be immediately due and payable. The October 3 Note Amortization Payments are made in cash unless the investor payment in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the investor requests a October 3 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The October 3 Note and related October 3 Warrant include a down-round provision under which the October 3 Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the convertible debt and warrant down-round provisions were triggered. As a result, the conversion price and the exercise price were lowered to $2.50 and the number of shares issuable upon exercise of the warrants was increased to 66,667. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the October 3 Note was reduced to $0.40 per share, and the number of shares issuable upon exercise of the warrants was increased to 416,669 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the October 3 Warrant holder from the down-round feature being triggered. The Company calculated the difference between the October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. As discussed in summary of derivative liabilities below, as of January 30, 2020, the October 3 Warrant is treated as derivative liabilities. Subsequent to January 7, 2020, additional down-round protection was triggered. As of June 30, 2020, the conversion price on the October 3 Note was lowered to $0.006 per share, the exercise price of the October 3 Warrant was lowered to $0.006 per share, and the number of shares issuable upon exercise of the October 3 Warrant was increased.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

During the six months ended June 30, 2020, the Company issued 27,525,109 shares of its common stock upon the conversion of principal and default interest of $216,667, accrued interest of $11,774 and fees of $5,000.

At June 30, 2020, convertible notes payable related to the October 3, 2019 convertible debt amounted to $0. At December 31, 2019, convertible notes payable related to the October 3, 2019 convertible debt amounted to $33,334, which consists of $166,667 of principal balance due and is net of unamortized debt discount of $133,333.

Fall 2019 notes

On October 14, 2019 and November 7, 2019, we entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, we issued and sold to an investor convertible promissory notes in the aggregate principal amount of $500,000 (the “Fall 2019 Notes”) and we received cash proceeds of $500,000. The Fall 2019 Notes initially bore interest at 10% per annum. The October 14, 2019 convertible promissory note of $300,000 becomes due and payable on October 14, 2020 and the November 7, 2019 convertible promissory note of $200,000 becomes due and payable on November 7, 2020. Commencing on the respective seven-month anniversaries of issuance, and continuing each month thereafter through the respective maturity dates, payments of principal and interest will be made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments are due and payable, until the respective maturity dates, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under such Fall 2019 Note will be immediately due and payable.

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

At June 30, 2020, convertible notes payable related to the Fall 2019 Notes amounted to $365,055, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $134,945. At December 31, 2019, convertible notes payable related to the Fall 2019 Notes amounted to $233,600, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $266,400.

Q1/Q2 convertible debt and related warrants

During the six months ended June 30, 2020, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,068,000 (the “Q1/Q2 2020 Notes”), and warrants to purchase up to 827,200 shares of the Company’s common stock (the “Q1/Q2 2020 Warrants”). The Company received net proceeds of $1,880,000, which is net of a 10% original issue discounts of $188,000. The Q1/Q2 2020 Notes initially bore interest at 6% per annum and become due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1/Q2 2020 Note. During the existence of an Event of Default (as defined in the applicable Q1/Q2 2020 Note), which includes, amongst other events, any default in the payment of principal and interest payments (including Q1/Q2 2020 Note Amortization Payments) under any Q1/Q2 2020 Note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each Q1/Q2 2020 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, a “Q1/Q2 2020 Note Amortization Payment”), will be due and payable, until the Maturity Date (as defined in the applicable Q1/Q2 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable on such Q1/Q2 2020 Note will be immediately due and payable. The Q1/Q2 2020 Note Amortization Payments will be made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, a “Q1/Q2 2020 Note Stock Payment”). If a holder of a Q1/Q2 2020 Note requests a Q1/Q2 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable Q1 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable Q1/Q2 2020 Note) during the five Trading Day (as defined in the applicable Q1/Q2 2020 Note) period prior to the due date of such Q1/Q2 2020 Note Amortization Payment.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The Q1/Q2 2020 Notes may be prepaid, provided that certain Equity Conditions, as defined in the Q1/Q2 2020 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from each Q1/Q2 2020 Note’s respective original issuance date until and through the day that falls on the third month anniversary of such original issue date (each a “Q1/Q2 2020 Note 3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the Q1/Q2 2020 Note and accrued and unpaid interest, and (ii) after the applicable Q1/Q2 2020 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the Q1/Q2 2020 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, each holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, (y) exchange its Q1/Q2 2020 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold its Q1/Q2 2020 Note(s). Except for a Public Offering and Q1/Q2 2020 Note Amortization Payments, in order to prepay a Q1/Q2 2020 Note, the Company must provide at least 30 days’ prior written notice to the holder thereof, during which time the holder may convert its Q1/Q2 2020 Note in whole or in part at the applicable conversion price. The Q1/Q2 2020 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the Q1/Q2 2020 Note Amortization Payment. In the event the Company consummates a Public Offering while the Q1/Q2 2020 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the Q1/Q2 2020 Notes.

From the original issue date of a Q1/Q2 2020 Note until such Q1/Q2 2020 Note is no longer outstanding, such Q1/Q2 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the applicable Q1/Q2 2020 Note) means, as of any date of determination, $0.40 per share, subject to adjustment as provided therein and summarized below. If an Event of Default (as defined in the applicable Q1/Q2 2020 Note) has occurred, regardless of whether it has been cured or remains ongoing, the Q1/Q2 2020 Notes are convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the applicable Q1/Q2 2020 Note) during the 20 consecutive Trading Day (as defined in the applicable Q1/Q2 2020 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

The Q1/Q2 2020 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the Q1/Q2 2020 Warrants become exercisable. Under the terms of the Q1/Q2 2020 Warrants, the investors are entitled to exercise the Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Q1/Q2 2020 Warrants.

In connection with the issuance of the January 2020 warrants, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and paid-in capital, and shall be amortized over the term of the Q1/Q2 2020 Notes. In connection with the issuance of the notes in January, February, March and April 2020 and the issuance of the warrants in February, March and April 2020, the Company determined that various terms of these Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed above, caused derivative treatment of the embedded conversion options and warrants. During the six months ended June 30, 2020, on the initial measurement dates, the fair values of the embedded conversion option and warrant derivatives of $8,817,568 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $1,287,474, with the remainder of $7,530,095 charged to current period operations as initial derivative expense.

The Q1/Q2 2020 Notes include a down-round provision under which the Q1/Q2 2020 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the six months ended June 30, 2020, down-provisions were triggered. As of June 30, 2020, the conversion price of the Q1/Q2 Notes was lowered to $0.006 per share.

Due to the default of amortization payments due on our August 2019 Notes and other notes as discussed above, the Q1/Q2 2020 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $620,400, default interest accrues at 18%, and the default conversion terms apply.

At June 30, 2020, convertible notes payable related to the Q1/Q2 2020 Notes amounted to $1,301,323, which consists of $2,688,400 of principal balance due and is net of unamortized debt discount of $1,387,076.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

April 20, 2020 convertible debt

On April 20, 2020, the Company issued and sold to an investor a convertible promissory note in the principal amount of $456,500 (the “April 20 Note”). The April 20 Note contained a 10% original issue discount amounting to $41,500 for a purchase price of $415,000. The Company did not receive any proceeds from the April 20 Note because the investor converted previous notes and accrued interest due to him in the amount of $195,000 into the April 20 Note. In connection with the conversion of notes payable to the April 20 Note, the Company recorded a loss from debt extinguishment of $220,000. The April 20 Note initially bore interest at 6% per annum and becomes due and payable on April 20, 2022 (the “April 20 Note Maturity Date”). During the existence of an Event of Default (as defined in the April 20 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including any April 20 Note Amortization Payments) under any note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the April 20 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule, will be due and payable (each, an “April 20 Note Amortization Payment”), until the April 20 Note Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the April 20 Note will be immediately due and payable. The April 20 Note Amortization Payments will be made in cash unless the investor payment in the Company’s common stock in lieu of a cash payment (each, an “April 20 Note Stock Payment”). If the investor requests an April 20 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable April 20 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the April 20 Note) during the five Trading Day (as defined in the April 20 Note) period prior to the due date of the April 20 Note Amortization Payment.

The April 20 Note may be prepaid, provided that certain Equity Conditions, as defined in the April 20 Note, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from April 20, 2020 until and through July 20, 2020 at an amount equal to 105% of the aggregate of the outstanding principal balance of the April 20 Note and accrued and unpaid interest, and (ii) after July 20, 2020 at an amount equal to 115% of the aggregate of the outstanding principal balance of the April 20 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, (y) exchange its April 20 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the April 20 Note. Except for a Public Offering and April 20 Note Amortization Payments, in order to prepay the April 20 Note, the Company must provide at least 30 days’ prior written notice to the holder, during which time the holder may convert the April 20 Note in whole or in part at the then applicable conversion price. For avoidance of doubt, the April 20 Note Amortization Payments will be prepayments and are subject to prepayment penalties equal to 115% of the April 20 Note Amortization Payment. In the event the Company consummates a Public Offering while the April 20 Note is outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the April 20 Note.

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

In connection with the issuance of the April 20 Note, the Company determined that various terms of the April 20 Note caused derivative treatment of the embedded conversion option. On the initial measurement dates, the fair values of the embedded conversion option derivative of $1,436,725 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the April 20 Note of $415,000, with the remainder of $1,021,725 charged to current period operations as initial derivative expense. Due to the default of August 2019 Note Amortization Payments due on our August 2019 Notes and other notes, the April 20 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $136,950, default interest accrues at 18%, and the default conversion terms apply.

The April 20 Note includes a down-round provision under which the April 20 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the six months ended June 30, 2020, down-provisions were triggered. As of June 30, 2020, the conversion price of the April 20 Note was lowered to $0.006 per share.

At June 30, 2020, convertible notes payable related to the April 20 Note amounted to $181,350, which consists of $593,450 of principal balance due and is net of unamortized debt discount of $412,100.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Summary of derivative liabilities for the six months ended June 30, 2020

During the six months ended June 30, 2020, due to the non-payment of amortization payments due, substantially all convertible notes were deemed in default. Accordingly, for substantially all of the loans in default, the aggregate outstanding principal balance on date of default increased by 30% which amounted to an aggregate amount of $1,531,335. This default amount due of $1,531,335 was recorded as interest expense on the accompanying condensed consolidated statement of operations. Since the default principal due is convertible at the same default terms contained in the related convertible notes, the Company determined that various terms of the convertible notes discussed above caused derivative treatment of the embedded conversion options related to the default principal due. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option related to the default principal due were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives related to the default principal due was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the default principal due, during the six months ended June 30, 2020, on the initial measurement date, the fair values of the embedded conversion option derivatives related to default principal due of $6,340,248 was recorded as derivative liabilities and charged to current period operations as initial derivative expense.

As discussed above, the Company issued debt that consists of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, default provisions and payment of amortization payments in stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of each promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable may exceed the Company’s authorized share limit, effective January 30, 2020, the equity environment is tainted and all convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities. On January 30, 2020, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted. Accordingly, the Company recorded a reclassification from paid-in capital to derivative liabilities of $11,381,885 for warrants becoming tainted. On January 30, 2020, the fair value of the warrants to be reclassified to derivative liabilities was determined using the Binomial valuation model.

In connection with the issuance of the Q1/Q2 2020 Notes and the warrants issued in February, March and April 2020, the Company determined that various terms of the Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed above, caused derivative treatment of the embedded conversion options and warrants. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Q1/Q2 2020 Notes and certain warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants was determined using the Binomial valuation model. At the end of each period and on the date that the Q1/Q2 2020 Notes are converted into common shares, the Company revalues the embedded conversion option derivative liabilities. During the six months ended June 30, 2020, on the initial measurement dates, the fair values of the embedded conversion option and warrant derivatives of $8,817,568 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $1,287,473, with the remainder of $7,530,095 charged to current period operations as initial derivative expense.

In connection with the issuance of the April 20 Note, the Company determined that various terms of the April 20 Note, including the default provisions in the April 20 Note discussed above, caused derivative treatment of the embedded conversion options and warrants. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the April 20 Note were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivative was determined using the Binomial valuation model. At the end of each period and on the date that the April 20 Note are converted into common shares, the Company revalues the embedded conversion option derivative liabilities. During the six months ended June 30, 2020, on the initial measurement dates, the fair values of the embedded conversion option of $1,436,725 was recorded as derivative liability and was allocated as a debt discount up to the net proceeds of the April 20 Note of $415,000, with the remainder of $1,021,725 charged to current period operations as initial derivative expense.

In connection with the period end revaluations and the initial derivative expense recorded, the Company recorded aggregate derivative expense of $69,661,771 and $55,037,605 for the six months ended June 30, 2020 and 2019, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

During the six months ended June 30, 2020 and 2019, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model and the Monte-Carlo simulation model with the following assumptions:

	2020	2019
Expected dividend rate	-	-
Expected term (in years)	1.00 to 5.00	0.05 to 0.75
Volatility	154.2% to 362.0%	228.1%
Risk-free interest rate	0.15% to 1.62%	2.23% to 2.40%

At June 30, 2020 and December 31, 2019, convertible promissory notes are as follows:

	June 30, 2020	December 31, 2019
Principal amount	$6,401,749	$5,459,909
Add: put premium	-	385,385
Less: unamortized debt discount	(2,275,670)	(2,210,950)
Convertible notes payable, net	4,126,079	3,634,344
Less: current portion of convertible notes payable	(4,126,079)	(3,634,344)
Convertible notes payable, net – long-term	$-	$-

For the six months ended June 30, 2020 and 2019, amortization of debt discounts related to convertible notes amounted to $2,162,507 and $430,268, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

NOTE 7 – NOTES PAYABLE

Secured merchant loans

From November 22, 2019 to December 31, 2019, the Company entered into several secured merchant loans in the aggregate amount of $2,283,540. The Company received net proceeds of $1,355,986, net of original issue discounts and origination fees of $927,554. Pursuant to these several secured merchant loans, the Company was required to pay the noteholders by making daily and/or weekly payments on each business day or week until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $464,344 of the loans. During the three months ended March 31, 2020, the Company entered into a new secured merchant loan in the aggregate amount of $1,274,150, which consisted of $670,700 of principal transferred to this new loan by two of these secured merchants. The Company received net proceeds of $150,000, net of original issue discounts and origination fees of $453,450. During the six months ended June 30, 2020, the Company repaid an aggregate of $1,954,930 of these loans, which includes payments pursuant to settlement agreements as discussed below.

●	In connection with a settlement agreement dated March 4, 2020, the Company paid off a merchant loan with a principal balance of $936,410 for a payment of $600,000 which was made by the Company in March 2020.

●	In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $233,434 in full settlement for a merchant loan of with a principal balance of $364,740. The payment was due on March 11, 2020. During the six months ended June 30, 2020, the Company paid $233,434 of this settlement.

●	In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $275,000 in full settlement for a merchant loan with a principal balance of $272,700 and a senior secured convertible debt in the amount of $95,874 and cancellation of 40,300 warrants held by the same creditor. The settlement payment was due, in full, on March 12, 2020; however, due to cash constraints at the time, the Company paid the $275,000 in weekly installments, which the creditor accepted, with its final payment on May 12, 2020. The Company paid $275,000 during the six months ended June 30, 2020. While the Company never received a default or demand letter, the creditor verbally told the Company on May 12, 2020, that the original full amount should be paid, although the creditor has not made any formal demand or commenced any action. The Company believes any such claim, if made, would be without merit.

In connection with these settlement agreements, the Company recorded a loss on debt extinguishment of $76,777 which consisted of the payment of cash of $67,548 and the write off of debt of remaining debt discount of $614,809, offset by the reduction of principal balance of $596,390 and accrued interest payable of $9,190.

At June 30, 2020, there were no secured merchant loans due and outstanding. At December 31, 2019, notes payable related to these secured merchant loans amounted to $1,057,074, which consists of $1,819,196 of principal balance due and is net of unamortized debt discount of $762,122.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Promissory notes

In connection with the acquisition of Prime EFS on June 18, 2018, the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). In May 2020, the Company settled one of these notes with a balance of $18,102 for a payment of $15,000 and, accordingly, the Company recorded a gain on debt extinguishment of $3,102. At June 30, 2020 and December 31, 2019, notes payable related to Assumed Secured Merchant Loans and promissory notes amounted to $80,490 and $98,592, respectively.

On August 28, 2019, a remaining secured merchant loan balance of $184,750 was converted into a new note. Pursuant to this new note, the Company will pay the lender in twelve monthly installments of $17,705 beginning on November 25, 2019 to the maturity date of November 25, 2020. This new note bears interest at 15% per annum. This note is secured by the Company’s assets and is personally guaranteed by the former majority member of Prime EFS. During the six months ended June 30, 2020, the Company repaid $108,418 of this note. At June 30, 2020 and December 31, 2019, notes payable related to the new note amounted to $67,921 and $176,339.

On August 28, 2019, secured merchant loan balances of $261,630 were converted into new notes payable. During the three months ended June 30, 2020, the Company repaid $135,742 of these notes. Pursuant to these new notes, the Company will pay the lenders in twelve monthly installments of $25,073 beginning on November 25, 2019 to the maturity date of November 25, 2020. During the six months ended June 30, 2020, the Company repaid $179,022 of these notes. During the six months ended June 30, 2020, $4,846 of accrued interest payable was reclassified to the principal balance. At June 30, 2020 and December 31, 2019, notes payable related to these notes amounted to $70,682 and $244,858, respectively.

In connection with the acquisition of Prime EFS, the Company assumed several notes payable liabilities due to entities or individuals. These notes have effective interest rates ranging from 7% to 10%, and are unsecured. At June 30, 2020 and December 31, 2019, remaining notes payable to an entity amounted to $40,000 and $40,000, respectively.

From October 31, 2018 to December 31, 2018, the Company entered into Original Discount Senior Secured Demand Promissory Notes with an investor (the “Fall 2018 Promissory Notes”). Pursuant to the Fall 2018 Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of the Fall 2018 Promissory Notes. During the year ended December 31, 2019, the Company repaid $437,532 of the Fall 2018 Promissory Notes and interest due of $36,760 was reclassified to principal amount due. During the six months ended June 30, 2020, the Company repaid $149,228 of the Fall 2018 Promissory Notes. At June 30, 2020 and December 31, 2019, notes payable to this entity amounted to $0 and $149,228, respectively. The remaining Fall 2018 Promissory Notes were payable on demand. The Fall 2018 Promissory Notes were secured by the Company’s assets.

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These notes were due between 45 and 273 days from the respective note issuance date. In connection with these promissory notes, in 2019, the Company issued 58,000 warrants to purchase 58,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five-year period. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. During the six months ended June 30, 2020, the Company borrowed additional fund from individuals of $443,000, and received net proceeds of $423,000, net of original issue discount of $20,000, the Company repaid $298,000 of these funds, and a note with a principal balance of $195,000 was transferred into the April 20 convertible note discussed above. Furthermore, on June 30, 2020, one of these notes with a principal balance due of $150,000 and accrued interest payable of $82,274 was settled and a new note was entered into with a principal balance of $200,000. This new note bears no interest and is payable in monthly payments of $7,500 commencing on July 1, 2020 until paid in full. At June 30, 2020 and December 31, 2019, notes payable to these individuals amounted to $420,000 and $420,000, respectively.

Equipment and auto notes payable

In connection with the acquisition of Prime EFS, the Company assumed several equipment notes payable liabilities due to entities. At June 30, 2020 and December 31, 2019, equipment notes payable to these entities amounted to $50,284 and $57,001, respectively.

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. At June 30, 2020 and December 31, 2019, auto notes payable to these entities amounted to $165,640 and $181,911, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note is due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments are due monthly commencing on January 27, 2020. The note is secured by the trucks and is personally guaranteed by the Company’s chief executive officer. During the three months ended June 30, 2020, the Company repaid $38,376 of this note. At June 30, 2020, equipment note payable to this entity amounted to $422,134.

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

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty- four-week period that commenced on May 1, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs. Any forgiveness of these PPP Loans will be subject to approval by the SBA and M&T Bank and will require Prime EFS and Shypdirect to apply for such treatment in the future. The Company expects to exhaust such funds in the third quarter and file for forgiveness in the third quarter, although there is no guarantee that such forgiveness will be granted.

At June 30, 2020 and December 31, 2019, notes payable consisted of the following:

	June 30, 2020	December 31, 2019
Principal amounts	$4,763,304	$3,187,125
Less: unamortized debt discount	-	(762,122)
Principal amounts, net	4,763,304	2,425,003
Less: current portion of notes payable	(4,252,538)	(2,425,003)
Notes payable – long-term	$510,766	$-

For the six months ended June 30, 2020 and 2019, amortization of debt discounts related to notes payable amounted to $605,763 and $1,880,312, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 8– STOCKHOLDERS’ DEFICIT

Preferred stock

Series A preferred stock

The Company increased its authorized preferred shares to 10,000,000 shares in July 2018.

On April 9, 2019, the Company entered into agreements with all holders of its Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2,600,000 shares of restricted common stock. Upon conversion, pursuant to Section 9(i) of the Certificate of Designation, the Series A Convertible Preferred Stock became undesignated upon their return to the Company. In July 2020, the Company filed a Certificate of Withdrawal of the Series A designation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

On June 5, 2020, the Company sold to John Mercadante, for $100, one share of Series C Preferred Stock which has voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue. Upon the effectiveness of the amendment, the Series C Preferred Stock was automatically cancelled. The Series C Preferred Stock was not entitled to vote on any other matter, was not entitled to dividends, was not convertible into any other security of the Company and was not entitled to any distributions upon liquidation of the Company.

Common stock

On June 26, 2020, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company to authorize an increase of the number of shares of common stock that the Company may issue to 4,000,000,000 shares, par value $0.001 (the “Authorized Share Increase Amendment”).

The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the Authorized Share Increase Amendment with the SEC on June 8, 2020. The Company filed a definitive information statement on Schedule 14C on June 30, 2020 and first mailed that information statement to stockholders on June 30, 2020. The Authorized Share Increase Amendment became effective on July 20, 2020.

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

June 30, 2020

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

Shares issued in connection with debt modification

On April 9, 2019, the Company entered into an agreement with Bellridge that modifies its existing obligations to Bellridge. In connection with this modification, principal balance of the Bellridge Note was reduced to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. As of the date of this report, 100,000 of these shares have been issued and 700,000 shares were issuable at June 30, 2019. These 800,000 shares issued and issuable were valued at $10,248,000, or $12.81 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000. On August 16, 2019, the 700,000 shares issuable were converted into 700,000 shares of Series B preferred shares.

On April 9, 2019, the Company entered into an agreement with Bellridge and the Placement Agent that cancelled certain warrants in exchange for an aggregate of 600,000 common shares of the Company (360,000 shares to Bellridge and 240,000 shares to Placement Agent). These shares were valued at $7,686,000, or $12.81 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $7,686,000.

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

Shares issued in connection with conversion of convertible debt

During the six months ended June 30, 2020, the Company issued 417,863,999 shares of its common stock upon the partial conversion of a convertible note which had bifurcated embedded conversion option derivatives including the conversion of principal and default interest balances due of $2,844,979, accrued interest payable due of $218,600, and fees of $8,180, at the contractual conversion price. The Company accounted for the partial conversion of these convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $15,704,425 which is associated with the difference between the fair market value of the shares issued upon conversion and the amount of principal balances converted at the conversion price.

Shares issued upon cashless exercise of warrants

During the period from June 1, 2020 to June 29, 2020, the Company issued 70,203,889 shares of its common stock in connection with the cashless exercise of warrants. The exercise price was based on contractual terms of the related debt.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Stock options

Stock option activities for the six months ended June 30, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	80,000	$8.84	-	$-
Granted	-	-
Cancelled	-	-
Balance Outstanding June 30, 2020	80,000	$8.84	3.83	$-
Exercisable, June 30, 2020	20,000	$8.84	3.83	$-

Warrants

Warrants issued in connection with convertible debt

During the six months ended June 30, 2020, the Company issued Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock (See Note 6). The Q1/Q2 2020 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the Q1/Q2 2020 Warrants become exercisable. Under the terms of the Q1/Q2 2020 Warrants, the investors are entitled to exercise the Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Q1/Q2 2020 Warrant. In connection with the 374,000 warrants issued in January 2020, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and will be amortized over the term of the notes (see Note 6). In connection with the 453,200 warrants issued in February, March 2020 and April 2020, the Company determined that various terms of these Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed in Note 6, caused derivative treatment of the warrants. During the six months ended June 30, 2020, on the initial measurement dates, the fair value of the warrant derivatives of $456,858 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $456,858. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6.

Warrant price protection

On August 30, 2019, pursuant to the terms of the August 2019 Purchase Agreements with accredited investors, the Company issued August 2019 Warrants to purchase up to 987,940 shares of the Company’s common stock (See Note 6). The August 2019 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the August 2019 Warrants become exercisable. Under the terms of the August 2019 Warrants, the investors were entitled to exercise the August 2019 Warrants to purchase up to 987,940 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the August 2019 Warrants. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the August 2019 Warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased by 395,176 to 1,383,116 and the exercise price was lowered to $2.50. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased to 8,644,474 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $17,836,244 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between the August 2019 Warrants’ fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Subsequent to January 7, 2020, additional down-round protection was triggered. As of June 30, 2020, the exercise price of the August 2019 Warrants was lowered to $0.006 per share, and the number of shares issuable upon exercise of the warrants was increased.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In August 2019, in connection with the sale of common stock, the Company issued 585,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors. These warrants include down-round provisions under which the warrant exercise price could be affected by future equity offerings undertaken by the Company. During the six months ended June 30, 2020, down-round provisions were triggered. As of June 30, 2020, the exercise price of these warrants was lowered to $0.006 per share.

In October 2019, pursuant to the terms of the October 3 Purchase Agreement with an accredited investor, the Company issued the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock (See Note 6). The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the October 3 Warrant becomes exercisable. Under the terms of the October 3 Warrant, the investor is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant. The October 3 Warrant includes a down-round provision under which the October 3 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the October 3 Warrant down-round provisions were triggered. As a result, the October 3 Warrant exercise price was lowered to $2.50 and the number of shares issuable upon exercise of warrants was increased to 66,667. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased to 416,669 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Subsequent to January 7, 2020, additional down-round protection was triggered. As of June 30, 2020, the exercise price of the October 3 Warrant was lowered to $0.006 per share, and the number of shares issuable upon exercise of the October 3 Warrant was increased.

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

Subsequent to January 30, 2020, the Company issued shares of its common stock upon conversion of debt at price lower than $0.40. Accordingly, the exercise prices of the August 2019 Warrants and October 3 Warrant discussed above were lowered to $0.006 and the aggregate number of shares issuable upon exercise of the warrants was increased from 9,061,143 shares to 604,076,186 shares. Since these warrants were treated as derivative liabilities, no additional deemed dividend was recorded.

During the period from June 1, 2020 to June 29, 2020, the Company issued 70,203,889 shares of its common stock in connection with the cashless exercise of 73,635,000 warrants. The exercise price was based on contractual terms of the related debt.

On June 16, 2020, the Company issued an aggregate of 28,100,000 five-year warrants to purchase 28,100,000 shares of the Company’s common stock at an exercise price of $0.06 per share, subject to adjustment as defined in the respective warrant to two consultants for services rendered. On June 16, 2020, the Company calculated the fair value of these warrants of $1,963,291 which was calculated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term of 5 years; volatility of 298.8% and risk-free interest rate of 0.33%. During the six months ended June 30, 2020, the Company recorded stock-based professional fees of $1,963,291 related to these warrants which has been included in professional fees on the accompanying condensed consolidated statement of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Warrant activities for the six months ended June 30, 2020 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	3,649,861	$2.410	4.66	$311,070
Granted	28,927,200	0.070
Increase in warrants related to price protection	602,626,403	0.006
Exercised	(73,635,000)	0.006
Balance Outstanding June 30, 2020	561,568,464	$0.016	4.21	$24,161,691
Exercisable, June 30, 2020	561,568,464	$0.016	4.21	$24,161,691

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

June 30, 2020

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

On July 24, 2020, Prime EFS terminated the employment of Mr. Mazzola effective that day. Prime EFS and the Company have learned that on July 27, 2020, Mr. Mazzola filed a Complaint and Jury Demand in the United States District Court for the Southern District of New York in which he named as defendants Prime EFS, the Company, John Mercadante and Douglas Cerny. Mr. Mazzola alleges in the Complaint that he had an employment agreement with Prime EFS and that Prime EFS breached the alleged employment agreement through two alleged pay reductions and by terminating his employment. The Complaint contains eight counts: (1) breach of contract against Prime EFS; (2) breach of the covenant of good faith and fair dealing against Prime EFS; (3) intentional misrepresentation against Prime EFS, the Company and Mr. Mercadante; (4) negligent misrepresentation against Prime EFS, the Company and Mr. Mercadante; (5) tortious interference with contract against the Company, Mr. Mercadante and Mr. Cerny; (6) tortious interference with prospective economic advantage against the Company, Mr. Mercadante and Mr. Cerny; (7) conversion against all defendants; and (8) unjust enrichment against all defendants. He seeks specific performance of the alleged employment agreement and damages of not less than $3 million. The Company intends to mount a vigorous defense to the action, as Company management believes the action to be entirely bereft of merit.

Legal matters

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business.

Elrac LLC v. Prime EFS

As previously reported, on or about January 10, 2020, the Company was named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from Elrac LLC (“Elrac”) to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that Elrac believes were collected by the Company and not reimbursed to Elrac.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In the event that Enterprise files such a counterclaim, Prime EFS will contest it vigorously and pursue its own claim for the repayment of a large portion of the escrow deposits plus interest. Nevertheless, given the documentation which Elrac submitted to court in the Elrac Action, including an affidavit from its controller, as of June 30, 2020 and December 31, 2019, the Company has reflected a liability of $440,000, the amount originally claimed as damages by Elrac in the Elrac Action, which has been included in contingency liability on the accompanying condensed consolidated balance sheet.

To date, neither Elrac nor Enterprise PA has filed a counterclaim in this proceeding.

BMF Capital v. Prime EFS LLC et al.

As previously reported, in a settlement agreement entered into as of March 6, 2020, the Company’s wholly-owned subsidiary Prime EFS agreed to pay BMF Capital (“BMF”) $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS common stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs). Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. As more than four months have now passed, and BMF has not again contacted Prime EFS concerning this matter, Prime EFS believes this matter to now be closed.

Bellridge Capital, L.P. and SCS, LLC v. TLSS

As previously disclosed, in the first and second fiscal quarters of 2020, the Company received claims letters from Bellridge and SCS, LLC (“SCS”). Among other things, Bellridge claimed that the Company was in breach of obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, an April 2019 promissory note.

In an April 28, 2020 letter, Bellridge contended that TLSS owed Bellridge $1,978,557.76 as of that date. In a subsequent document, Bellridge claimed TLSS owes it $2,271,099.83, a figure which allegedly includes default rate interest. Bellridge also claimed that a subordination agreement it signed with the Company on August 30, 2019, was void ab initio. Bellridge also demanded the conversion of approximately $20,000 in indebtedness into the common stock of the Company, a conversion which the Company did not effectuate because the parties did not come to agreement on a conversion price. Such agreement is required for Bellridge to exercise its conversion rights under an agreement dated April 9, 2019 between Bellridge and the Company.

SCS alleged it was induced by fraud to exchange two million shares of Company preferred stock for Company common stock and was damaged thereby.

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company common stock. In the agreement, Bellridge also agrees to release its claims against the Company and its senior management in a definitive settlement agreement. However, the August 3, 2020 agreement does not contain releases and the agreement does not extend to SCS.

SCS, LLC v. Transport and Logistics Systems, Inc.

As previously disclosed, on May 26, 2020, a civil action was filed against the Company in the Supreme Court of the State of New York, New York County, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Index No. 154433/2020.

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

On July 22, 2020, the Company filed its answer, defenses and counterclaims in this action. Among other things, the Company avers in its answer that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS on a confidential basis and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also avers that SCS’s alleged damages must be reduced by the compensation and other benefits received by Lawrence Sands, founder of SCS, as a W-2 employee of the Company. The Company also avers that the New York Supreme Court lacks subject matter jurisdiction of the action because SCS concedes it is a Florida LLC based in Florida and that the Company is a Nevada corporation based in Florida.

On July 31, 2020, SCS moved for summary judgment in this action. The Company’s opposition papers are due on August 18, 2020. The Company intends to oppose SCS’s summary judgment application and also to cross-move to dismiss for lack of subject matter jurisdiction. If the court grants the Company’s cross motion, SCS would be free to refile this action in Florida. Wherever the case is ultimately lodged, the Company intends to mount a vigorous defense to it, as Company management believes the action to be entirely bereft of merit.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Shareholder Derivative Action

As previously disclosed, on June 25, 2020, the Company was served with a putative shareholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the “Court”) captioned SCS, LLC, derivatively on behalf of Transportation and Logistics Systems, Inc. v. John Mercadante, Jr., Douglas Cerny, Sebastian Giordano, Ascentaur LLC and Transportation and Logistics Systems, Inc. The action has been assigned Case No. 2020-CA-006581.

The plaintiff in this action, SCS, alleges it is a limited liability company formed by a former chief executive officer and director of the Company, Lawrence Sands. The complaint alleges that between April 2019 and June 2020, the current chairman and chief executive officer of the Company, the current chief development officer of the Company and, since February 2020, the Company’s restructuring consultant, breached fiduciary duties owed to the Company. The Company’s restructuring consultant, defendant Sebastian Giordano, renders his services through another defendant in the action, Ascentaur LLC.

Briefly, the complaint alleges that the Company’s chief executive officer breached duties to the Company by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company common stock in order to facilitate an equity offering by the Company and then not consummating an equity offering. The complaint also alleges that current management caused the Company to engage in purportedly wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint further alleges that current management “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages on behalf of the Company for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, and civil conspiracy and the appointment of a receiver or custodian for the Company.

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

On August 5, 2020, all defendants in this action moved to dismiss the complaint for failure to state a claim upon which relief can be granted. Among other things, all defendants allege in their motion that, through this lawsuit, SCS is improperly attempting to second-guess business decisions made by the Company’s Board of Directors, based solely on hindsight (as opposed to any well-pleaded facts demonstrating a lack of care or good faith). All defendants also assert that the majority of the claims are governed by Nevada law because they concern the internal affairs of the Company. Defendants further assert that, under Nevada law, each of the business decisions challenged by SCS is protected by the business judgment rule. Defendants further assert that, even if SCS could rebut the presumption that the business judgment rule applies to all such transactions, SCS has failed to allege facts demonstrating that intentional misconduct, fraud, or a knowing violation of the law occurred—a requirement under Nevada law in order for director or officer liability to arise. Defendants further assert that, because SCS’s constructive fraud claim simply repackages Plaintiff’s claims for breach of fiduciary duty, it too must fail. Defendants also contend that in the absence of an adequately-alleged independent cause of action—let alone an unlawful agreement between the defendants entered into for the purpose of harming the Company, SCS’s claim for civil conspiracy must also be dismissed. Finally, defendants contend that SCS’s extraordinary request that a receiver or custodian be appointed to manage and supervise the Company’s activities and affairs throughout the duration of this unfounded action is without merit because SCS does not allege the Company is subject to loss so serious and significant that the appointment of a receiver or custodian is “absolutely necessary to do complete justice.”

SCS has a right to file court papers opposing the above motion and thereafter the defendants have a right to file reply papers in further support of the motion. While they hope to prevail on the motion, win or lose, current Company management, Mr. Giordano and Ascentaur LLC intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

Frank Mazzola v. Prime EFS, et al.

As previously disclosed, on July 24, 2020, Prime EFS terminated the employment of Frank Mazzola effective that day. On July 27, 2020, Mr. Mazzola filed a Complaint and Jury Demand in the United States District Court for the Southern District of New York in which he named as defendants Prime EFS, the Company, John Mercadante and Douglas Cerny. The case has been assigned # 1:20-CV-5788-VM.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In this action, Mr. Mazzola alleges that he had an employment agreement with Prime EFS and that Prime EFS breached the alleged employment agreement through two alleged pay reductions and by terminating his employment. The Complaint contains eight counts: (1) breach of contract against Prime EFS; (2) breach of the covenant of good faith and fair dealing against Prime EFS; (3) intentional misrepresentation against Prime EFS, the Company and Mr. Mercadante; (4) negligent misrepresentation against Prime EFS, the Company and Mr. Mercadante; (5) tortious interference with contract against the Company, Mr. Mercadante and Mr. Cerny; (6) tortious interference with prospective economic advantage against the Company, Mr. Mercadante and Mr. Cerny; (7) conversion against all defendants; and (8) unjust enrichment against all defendants. Mr. Mazzola seeks specific performance of the alleged employment agreement and damages of not less than $3 million.

To date, no defendant has been served with legal process in this action.

All defendants intend to mount a vigorous defense to the action and, at an appropriate time, Prime EFS intends to sue or file counterclaims against Mr. Mazzola as they believe Mr. Mazzola’s claims to be entirely bereft of merit and because they believe that, while he was employed by Prime EFS, Mr. Mazzola engaged in ultra vires transaction and engaged in other conduct inimical to Prime EFS, damaging Prime EFS and thereby damaging the Company.

Demand by Rosemary Mazzola

By letter dated August 6, 2020, Frank Mazzola’s mother, Rosemary Mazzola, demanded that Prime EFS pay her $94,000 allegedly due and owing on the sale of membership interests in Prime EFS to the Company. The letter further states that Ms. Mazzola will sue Prime EFS, for $94,000 plus costs of collection, if she is not paid $94,000 by August 11, 2020. As of June 30, 2020, this $94,000 liability is included in due to related parties on the accompanying condensed consolidated balance sheet.

Prime EFS v. Amazon Logistics, Inc.

As previously reported, on June 19, 2020, Amazon notified Prime EFS that Amazon does not intend to renew the In-Force Agreement when it expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Prime EFS believed on advice of counsel that Amazon’s position misconstrued the expiration date under the In-Force Agreement. Prime EFS therefore filed an arbitration at the American Arbitration Association (the “AAA”) seeking temporary, preliminary, and permanent injunctive relief prohibiting Amazon from terminating the In-Force Agreement prior to March 31, 2021 (the “Amazon Arbitration”).

In a ruling issued July 30, 2020, the arbitrator appointed by the AAA on an emergency basis affirmed the validity of Amazon’s construction of the In-Force Agreement and notice terminating that agreement effective September 30, 2020. The Company concluded, on advice of counsel, that no court would suspend, vacate or modify the July 30, 2020, ruling.

Also as previously disclosed, on July 17, 2020, Amazon notified Shypdirect by the Shypdirect Termination Notice that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020.

Amazon did not state a reason for the Shypdirect Termination Notice. Under the Program Agreement, Amazon can terminate the agreement without a reason and solely for convenience on 120 days’ notice.

On August 3, 2020, pursuant to the Aug. 3 Proposal, Amazon offered to withdraw the ShypDirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, Prime EFS agrees to dismiss the Amazon Arbitration, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. At present, representatives of Prime EFS and Amazon are negotiating a definitive agreement documenting the parties’ settlement.

Other than discussed above, as of June 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Leases

See Note 11.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the six months ended June 30, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. At June 30, 2020 and December 31, 2019, amount due to this related party amounted to $94,000 and $129,000, respectively, and have been included in due to related parties on the accompanying condensed consolidated balance sheets.

During the year ended December 31, 2019, an employee of Prime EFS who exerts significant influence over the business of Prime EFS, advanced the Company $88,000. Additionally, during the six months ended June 30, 2020, this employee advanced the Company $75,000 and was repaid $163,000. During the six months ended June 30, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. At June 30, 2020 and December 31, 2019, amounts due to this related party amounted to $0 and $88,000, respectively, and have been included in due to related parties on the accompanying condensed consolidated balance sheets.

During the year ended December 31, 2019, an entity which is controlled by an employee of Prime EFS who exerts significant influence over the business of Prime EFS advanced the Company $25,000. In January 2020, this advance was repaid. During the six months ended June 30, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. At June 30, 2020 and December 31, 2019, amounts due to this related party entity amounted to $0 and $25,000, and has been included in due to related parties on the accompanying condensed consolidated balance sheets, respectively.

Notes payable – related parties

On July 3, 2019, the Company entered into a note agreement with an entity that is affiliated with the Company’s chief executive officer, in the amount of $500,000. Commencing on September 3, 2019, and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note is due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest will be made. The principal amount of this note and all accrued, but unpaid interest under this note will be due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). The payment of all or any portion of the principal and accrued interest may be paid prior to the CEO Note Maturity Date. Interest accrues with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. At June 30, 2020 and December 31, 2019, interest payable to related parties amounted to $128,322 and $83,445 and is included in due to related parties on the accompanying condensed consolidated balance sheets, respectively.

At June 30, 2020 and December 31, 2019, notes payable – related party amounted to $500,000 and $500,000, respectively.

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

June 30, 2020

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

During the six months ended June 30, 2020 and 2019, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $339,611 and $185,237, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

At June 30, 2020 and December 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2020	December 31, 2019
Office leases right of use assets	$1,984,320	$1,984,320
Less: accumulated amortization into rent expense	(363,030)	(233,890)
Balance of ROU assets as of end of period	$1,621,290	$1,750,430

At June 30, 2020 and December 31, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2020	December 31, 2019
Lease liabilities related to office leases right of use assets	$1,653,755	$1,773,384
Less: current portion of lease liabilities	(353,575)	(333,126)
Lease liabilities – long-term	$1,300,180	$1,440,258

At June 30, 2020, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended June 30,	Amount
2021	$511,920
2022	526,082
2023	533,923
2024	412,450
2025	40,518
Total minimum non-cancelable operating lease payments	2,024,893
Less: discount to fair value	(371,138)
Total lease liability at June 30, 2020	$1,653,755

NOTE 12 – CONCENTRATIONS

For the six months ended June 30, 2020 and 2019, one customer, Amazon, represented 98.7% and 99.1% of the Company’s total net revenues. At June 30, 2020, this one customer represented 99.1% of the Company’s accounts receivable balance. On June 19, 2020, Amazon notified Prime EFS in writing that Amazon does not intend to renew the In-Force Agreement when that agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. Approximately 59.3% and 39.4% of the Company’s revenue of $17,193,875 for the six months ended June 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon. respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

During the six months ended June 30, 2020 and 2019, the Company rented delivery vans and trucks from a limited number of vendors. Any shortage of supply of vans and trucks available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 13 – SUBSEQUENT EVENTS

Convertible debt and related warrants

On July 20, 2020, the Company entered an Exchange Agreement (the “Cavalry Exchange Agreement”) with one of the investors in the August 2019 Notes and August 2019 Warrants, Cavalry Fund I, LP, (“Cavalry”) to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock (the “Series D”). Pursuant to the Cavalry Exchange Agreement, Cavalry exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $559,846.31 and August 2019 Warrants to purchase 228,713,916 shares of common stock for 301,457 shares of Series D (the “Cavalry Exchange”).

On July 22, 2020, the Company entered an Exchange Agreement (the “Puritan Exchange Agreement”) with another investor, Puritan Partners LLC (“Puritan”) to exchange outstanding August 2019 Notes and August 2019 Warrants for Series D. Pursuant to the Puritan Exchange Agreement, Puritan exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $265,843.79 and August 2019 Warrants to purchase 194,445,417 shares of common stock for 221,269 shares of Series D (the “Puritan Exchange” and together with the Cavalry Exchange, the “Series D Exchanges”).

In connection with Cavalry Exchange, the Company and Cavalry entered into a leak-out agreement, dated as of July 20, 2020 (the “Cavalry Leak-Out Agreement”), whereby Cavalry agreed that, until the earliest to occur of (a) 120 days from July 20, 2020, (b) the common stock trading at an average reported volume of at least 100,000,001 shares for three consecutive trading days, (c) the price per share of the common stock exceeding $0.10 in a transaction, (d) the time of release (whether by termination of an applicable leak-out agreement or otherwise), in whole or in part, of any leak-out agreement with any other holder of securities, or (e) any breach by the Company of any term of the Cavalry Leak-Out Agreement that is not cured within five trading days following delivery of written notice of such breach by Cavalry to the Company, neither Cavalry, nor any of its Affiliates (as defined in the Cavalry Leak-Out Agreement), collectively, shall sell, on any trading day, more than 10% of the common stock sold on such trading day.

In connection with the Puritan Exchange, the Company and Puritan entered into a Leak-Out Agreement, dated as of July 22, 2020 (the “Puritan Leak-Out Agreement”), whereby Puritan agreed that, until the earliest to occur of (a) 120 days from July 22, 2020, (b) the common stock trading at an average reported volume of at least 100,000,001 shares for three consecutive trading days, (c) the price per share of the common stock exceeding $0.10 in a transaction, (d) the time of release (whether by termination of an applicable leak-out agreement or otherwise), in whole or in part, of any leak-out agreement with any other holder of securities, or (e) any breach by the Company of any term of the Puritan Leak-Out Agreement that is not cured within five trading days following delivery of written notice of such breach by Puritan to the Company, neither Puritan, nor any of its Affiliates (as defined in the Puritan Leak-Out Agreement), collectively, shall sell, on any trading day, more than 10% of the common stock sold on such trading day.

In connection with the Series D Exchanges, the Board of Directors (the “Board”) created the Series D pursuant to the authority vested in the Board by the Company’s Amended and Restated Articles of Incorporation to issue up to 10,000,0000 shares of preferred stock, $0.001 par value per share. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On July 20, 2020, the Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (the “Series D COD”) with the Secretary of State of the State of Nevada designating 1,250,000 shares of preferred stock as Series D. The Series D does not have the right to vote. The Series D has a stated value of $6.00 per share (the “Stated Value”). Subject only to the liquidation rights of the holders of Series B Preferred Stock that is currently issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series D is entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis. Until July 20, 2021, the holders of Series D have the right to participate, pro rata, in each subsequent financing in an amount up to 25% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series D is convertible into 1,000 shares of common stock. A holder of Series D may not convert any shares of Series D into common stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series D COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

Approval of at least a majority of the outstanding Series D is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series D, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, it being understood that the creation of a new security having rights, preferences or privileges senior to or on parity with the Series D in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series D; (c) issue any Series D, other than to the Investors; or (d) without limiting any provision hereunder, whether or not prohibited by the terms of the Series D, circumvent a right of the Series D.

During the period from July 1, 2020 to August 14, 2020, the Company issued 212,000,000 shares of its common stock in connection with the conversion of 212,000 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD.

Common shares issued for conversion of convertible debt and interest

During the period from July 1, 2020 to August 14, 2020, the Company issued 454,794,735 shares of its common stock in connection with the conversion of convertible notes payable of $4,023,373, accrued interest of $82,851, and fees of $900. The conversion price was based on contractual terms of the related debt.

Common shares issued in connection cashless exercise of warrants

During the period from July 1, 2020 to August 10, 2020, the Company issued 85,710,419 shares of its common stock in connection with the cashless exercise of 92,001,552 warrants. The exercise price was based on contractual terms of the related debt.

Common shares issued settlement

On July 20, 2020, in connection with the parties’ recent settlement, the Company issued 10,281,018 shares to Bellridge to settle certain claims of Bellridge (see Note 9 under legal matters).

Common shares issued conversion of Series B preferred shares

On July 24, 2020, the Company issued 1,000,000 shares to its common stock upon the conversion of 1,000,000 shares of Series B preferred shares.

Authorized shares

To enable the Company to meet certain commitments made to stockholders, convertible note holders and warrant holders in conjunction with capital raising efforts in the summer and fall of 2019 and during the first quarter of 2020 to issue, or keep available for issuance, additional shares of its common stock, the Company’s Board unanimously adopted a resolution seeking stockholder approval to authorize the Board to amend the Amended and Restated Articles of Incorporation with the Authorized Share Increase Amendment to increase the number of authorized shares of common stock from 500,000,000 shares to 4,000,000,000 shares. Stockholder approval for the Authorized Share Increase Amendment was obtained on June 26, 2020 from stockholders that held at least 51% of the voting power of the stock of the Company entitled to vote thereon, as of the record date of June 26, 2020. These consents constituted a sufficient number of votes to approve the Authorized Share Increase Amendment under the Company’s Amended and Restated Articles of Incorporation, bylaws and Nevada law. Pursuant to applicable securities laws and Section 78.390 of the Nevada Revised Statutes, the Company prepared and mailed an information statement to its stockholders of record on the record date beginning on June 30, 2020. In compliance with Rule 14(c)-2(b) of the Securities Exchange Act of 1934, as amended, the Authorized Share Increase Amendment became effective on July 20, 2020 which was at least twenty calendar days after the information statement was first sent to stockholders.

Business with Amazon

On June 19, 2020, Amazon notified Prime EFS in writing by the Prime EFS Termination Notice that it does not intend to renew its In-Force Agreement with Prime EFS when that agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. (See Note 1).

Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. (See Note 1).

Legal Matters

For legal matters subsequent to June 30, 2020, see Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may affect the results of our operations include, among others: whether the OTC Markets Group approves our application to OTCQB; our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our Company; customers’ cancellation on short notice of master service agreements from which we derive a significant portion of our revenue or our failure to renew such master service agreements on favorable terms or at all; our ability to attract and retain key personnel and skilled labor to meet the requirements of our labor-intensive business or labor difficulties which could have an effect on our ability to bid for and successfully complete contracts; the ultimate geographic spread, duration and severity of the coronavirus outbreak and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or ameliorate its effects; our failure to compete effectively in our highly competitive industry could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance; our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; our history of losses, deficiency in working capital and a stockholders’ deficit and our ability to achieve sustained profitability; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic, social and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have or have not occurred. In addition to the other information included in this report, including the factors identified in Part II Item 1A of this report. and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Termination of agreement with Amazon

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing (the “Prime EFS Termination Notice”), that Amazon does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (the “In-Force Agreement”) expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020.

Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Amazon Relay Carrier Terms of Service (the “Program Agreement”) between Amazon and Shypdirect effective as of November 14, 2020 (the “Shypdirect Termination Notice”). However, on August 3, 2020, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon (the “Aug. 3 Proposal”). On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal.

Approximately 59.3% and 39.4% (for a total of 98.7%) of the Company’s revenue of $17,193,875 for the six months ended June 30, 2020 were attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

The Company will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

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

Basis of Presentation

The condensed consolidated financial statements for the periods ended June 30, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019

The following table sets forth our revenues, expenses and net loss for the three months ended June 30, 2020 and 2019. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Revenues	$8,558,815	$8,101,412	$17,193,875	$13,904,619
Cost of revenues	6,997,856	7,522,973	14,853,605	13,072,675
Gross profit	1,560,959	578,439	2,340,270	831,944
Operating expenses	3,522,028	6,916,112	5,088,516	12,293,659
Loss from operations	(1,961,069)	(6,337,673)	(2,748,246)	(11,461,715)
Other (expenses) income, net	(65,694,263)	71,302	(68,360,424)	(14,466,040)
Loss from discontinued operations	-	(695,087)	-	(681,426)
Net loss	$(67,655,332)	$(6,961,458)	$(71,108,670)	$(26,609,181)

Results of Operations

Revenues

For the three months ended June 30, 2020, our revenues from continuing operations were $8,558,815 as compared to $8,101,412 for the three months ended June 30, 2019, an increase of $457,403, or 5.6%. For the six months ended June 30, 2020, our revenues from continuing operations were $17,193,875 as compared to $13,904,619 for the six months ended June 30, 2019, an increase of $3,289,256, or 23.7%. These increases were primarily a result of an increase in revenue from box truck and tractor truck delivery services where we transport product from a distribution center to the post office offset by a decrease in last-mile deliveries performed.

As discussed above, approximately 59.3% and 39.4% of our revenue of $17,193,875 for the six months ended June 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business will have a material adverse impact on our business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter. The Company will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

Cost of Revenue

For the three months ended June 30, 2020, our cost of revenues from continuing operations were $6,997,856 compared to $7,522,973 for the three months ended June 30, 2019, a decrease of $525,117, or 7.0%. For the six months ended June 30, 2020, our cost of revenues from continuing operations were $14,853,605 compared to $13,072,675 for the six months ended June 30, 2019, an increase of $1,780,930, or 13.6%. Cost of revenues relating to our Prime EFS and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits.

Gross Profit

For the three months ended June 30, 2020, our gross profit was $1,560,959, or 18.2% of revenue, as compared to $578,439, or 7.1% of revenue, for the three months ended June 30, 2019, an increase of $982,520. For the six months ended June 30, 2020, our gross profit was $2,340,270, or 13.6% of revenue, as compared to $831,944, or 6.0% of revenue, for the six months ended June 30, 2019, an increase of $1,508,326. The increase in gross profit primarily resulted from an increase in operational efficiencies in both Prime EFS and Shypdirect. Additionally, during the three and six months ended June 30, 2020, we received a reduction in workers’ compensation balances due of approximately $155,000 resulting from positive results from a prior period workers’ compensation premium audit.

Operating Expenses

For the three months ended June 30, 2020, total operating expenses amounted to $3,522,028 as compared to $6,916,112 for the three months ended June 30, 2019, a decrease of $3,394,084, or 49.1%. For the six months ended June 30, 2020, total operating expenses amounted to $5,088,516 as compared to $12,293,659 for the six months ended June 30, 2019, a decrease of $7,205,143, or 58.6%. For the three and six months ended June 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Compensation and related benefits	$662,503	$3,608,670	$1,404,548	$7,717,214
Legal and professional Fees	2,487,896	566,242	2,902,706	1,071,082
Rent	175,261	86,406	339,611	185,237
General and administrative expenses	196,368	930,203	441,651	1,595,535
Impairment loss	-	1,724,591	-	1,724,591
Total Operating Expenses	$3,522,028	$6,916,112	$5,088,516	$12,293,659

Compensation and related benefits

For the three months ended June 30, 2020, compensation and related benefits amounted to $662,503 compared to $3,608,670 for the three months ended June 30, 2019, a decrease of $2,946,167. Compensation and related benefits for the three months ended June 30, 2020 and 2019 included stock-based compensation of $0 and $2,200,000, respectively, a decrease of $2,200,000, from the granting of shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered. Additionally, during the three months ended June 30, 2020, the overall decrease in compensation and related benefits was attributable to a decrease in compensation paid to significant employees and the reduction of staff.

For the six months ended June 30, 2020, compensation and related benefits amounted to $1,404,548 compared to $7,717,214 for the six months ended June 30, 2019, a decrease of $6,312,666. Compensation and related benefits for the six months ended June 30, 2020 and 2019 included stock-based compensation of $0 and $4,950,808, respectively, a decrease of $4,950,808, from the granting of shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered. Additionally, during the six months ended June 30, 2020, the overall decrease in compensation and related benefits was attributable to a decrease in compensation paid to significant employees and the reduction of staff.

Legal and professional fees

For the three months ended June 30, 2020, legal and professional fees were $2,487,896 as compared to $566,242 for the three months ended June 30, 2019, an increase of $1,921,654, or 339.4%. During the three months ended June 30, 2020 and 2019, we incurred stock-based consulting fees of $1,968,499 and $265,500, respectively, from the issuance of our common shares and warrants to consultants for business development services rendered, an increase of $1,702,999. Additionally, we had an incurred an increase in accounting fees attributable to an increase in auditing and third-party accountant fees and legal fees. For the six months ended June 30, 2020, legal and professional fees were $2,902,706 as compared to $1,071,082 for the six months ended June 30, 2019, an increase of $1,831,624, or 171.0%. During the six months ended June 30, 2020 and 2019, we incurred stock-based consulting fees of $1,999,749 and $265,500, respectively, from the issuance of our common shares and warrants to consultants for business development services rendered, an increase of $1,734,249. This increase was offset by a decrease in legal fees and consulting fees.

Rent expense

For the three months ended June 30, 2020, rent expense was $175,261 as compared to $86,406 for the three months ended June 30, 2019, an increase of $88,855. For the six months ended June 30, 2020, rent expense was $339,611 as compared to $185,237 for the six months ended June 30, 2019, an increase of $154,374. These increases were attributable to a significant expansion in office, warehouse and parking spaces pursuant to short and long-term operating leases related to the Prime EFS and Shypdirect businesses.

General and administrative expenses

For the three months ended June 30, 2020, general and administrative expenses were $196,368 as compared to $930,203 for the three months ended June 30, 2019, a decrease of $733,835, or 78.9%. This decrease is primarily attributable to a decrease in general administrative expenses of $438,976 and a decrease in depreciation and amortization of $294,859. The decrease in depreciation and amortization expense was related to a decrease in amortization of intangible assets of $261,776 and a decrease in depreciation expense of $33,083. In 2020, we cut our overall general and administrative expenses due to cost-cutting measures taken. For the six months ended June 30, 2020, general and administrative expenses were $441,651 as compared to $1,595,535 for the six months ended June 30, 2019, a decrease of $1,153,884, or 72.3%. This decrease is primarily attributable to a decrease in general administrative expenses of $564,397 and a decrease in depreciation and amortization of $589,487. The decrease in depreciation and amortization expense was related to a decrease in amortization of intangible assets of $523,552 and a decrease in depreciation expense of $65,935. In 2020, we cut our overall general and administrative expenses due to cost-cutting measures taken.

Impairment expense

During the three and six months ended June 30, 2019, management tested the intangible asset for impairment. Based on our analysis, we recorded intangible asset impairment expense of $1,724,591 in the unaudited consolidated statement of operations for the three and six months ended June 30, 2019. No impairment expense was recorded during the three and six months ended June 30, 2020.

Loss from Operations

For the three months ended June 30, 2020, loss from operations amounted to $1,961,069 as compared to $6,337,673 for the three months ended June 30, 2019, a decrease of $4,376,604, or 69.1%. For the six months ended June 30, 2020, loss from operations amounted to $2,748,246 as compared to $11,461,715 for the six months ended June 30, 2019, a decrease of $8,713,469, or 76.0%.

Other Expenses (Income)

Total other expenses (income) include interest expense, derivative expense, loan fees, gain on debt extinguishment, and other income. For the three and six months ended June 30, 2020 and 2019, other expenses (income) consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Interest expense	$1,940,912	$1,377,051	$4,987,639	$2,597,443
Interest expense – related party	22,438	121,078	129,576	147,639
Loan fees	-	601,121	-	601,121
Loss (gain) on debt extinguishment	(5,968,560)	(43,823,897)	(6,243,594)	(43,917,768)
Other income	(107,137)		(174,968)
Derivative expense	69,806,610	41,653,345	69,661,771	55,037,605
Total Other Expenses (Income)	$65,694,263	$(71,302)	$68,360,424	$14,466,040

For the three months ended June 30, 2020 and 2019, aggregate interest expense was $1,963,350 and $1,498,129, respectively, an increase of $465,221. For the six months ended June 30, 2020 and 2019, aggregate interest expense was $5,117,215 and $2,745,082, respectively, an increase of $2,372,133. The increase in interest expense resulted from an increase in the interest rate on interest-bearing loans due to default provisions, an increase in the amortization of original issue discount, and an increase in interest paid to related parties. Additionally, during the three and six months ended June 30, 2020, we incurred a 30% default interest penalty of $143,550 and $1,531,335 which was included in interest expense, respectively. We did not incur this expense during the 2019 period.

For the three and six months ended June 30, 2019, loan fees were $601,121. In connection with previous promissory notes payable, on June 11, 2019, we issued 55,000 warrants to purchase 55,000 shares of common at an exercise price of $1.00 per share. On June 11, 2019, we calculated the fair value of these warrants of $601,121 which was expensed and included in loan fees on the accompanying condensed consolidated statement of operations. We did not incur such expense during the 2020 periods.

For the three months ended June 30, 2020 and 2019, gain on extinguishment of debt was $5,968,560 and $43,823,897, respectively, a decrease of $37,855,337. For the six months ended June 30, 2020 and 2019, gain on extinguishment of debt was $6,243,594 and $43,917,768, respectively, a decrease of $37,674,174. The gains on debt extinguishment were attributable to the settlement of secured merchant in 2020, the conversion of convertible debt, and the settlement of other payables.

For the three months ended June 30, 2020 and 2019, derivative expense was $69,806,610 and $41,653,345, respectively, an increase of $28,153,265. For the six months ended June 30, 2020 and 2019, derivative expense was $69,661,771 and $55,037,605, respectively, an increase of $14,624,166. During the three and six months ended June 30, 2020 and 2019, we adjusted our derivative liabilities to fair value and recorded derivative expense or income.

Loss from Continuing Operations

For the three months ended June 30, 2020, loss from continuing operations amounted to $67,655,332 as compared to $6,266,371 for the three months ended June 30, 2019, an increase of $61,388,961, or 979.7%. For the six months ended June 30, 2020, loss from continuing operations amounted to $71,108,670 as compared to $25,927,755 for the six months ended June 30, 2019, an increase of $45,180,915, or 174.3%.

Discontinued Operations

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Accordingly, we reflected Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The businesses of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. For the three and six months ended June 30, 2019, loss from discontinued operations amounted to $695,087 and $681,426, respectively. We did not have discontinued operations during the 2020 periods.

Net Loss

Due to factors discussed above, for the three months ended June 30, 2020 and 2019, net loss amounted to $67,655,332, or $0.26 per basic and diluted common share, and $6,961,458, or $0.70 per basic and diluted common share respectively. For the six months ended June 30, 2020 and 2019, net loss amounted to $71,108,670 and $26,609,181, respectively. For the six months ended June 30, 2020 and 2019, net loss attributable to common shareholders which included a deemed dividend related to price protection of $18,696,012 and $0, amounted to $89,804,682, or $(0.66) per basic and diluted common share, and $26,609,181, or $(3.51) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2020, we had a cash balance of $1,431,173. Our working capital deficit was $74,643,157 at June 30, 2020. We reported a net increase in cash for the six months ended June 30, 2020 of $1,381,147 primarily as a result of cash proceeds received from payroll protection loans.

We do not believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. We expect cash flows to decrease significantly in the fourth quarter of 2020 due to the termination of the Amazon last-mile business. We are seeking to (i) replace its last-mile DSP business and supplement its mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

Additionally, we are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of shares of common stock and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations.

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

Red Diamond Partners LLC and RDW Capital, LLC

On April 25, 2017, the Company entered into a securities purchase agreement with RedDiamond Partners LLC (“RedDiamond”) pursuant to which the Company would issue to RedDiamond convertible promissory notes (the “RedDiamond Notes”) in an aggregate principal amount of up to $355,000, which includes a purchase price of $350,000 and transaction costs of $5,000. Pursuant to this securities purchase agreement, during 2017, the Company entered into three RedDiamond Notes in the aggregate principal amount of $270,000 and the Company received $265,000 after giving effect to the original issue discount of $5,000. The RedDiamond Notes matured during 2018. RedDiamond is not required to fund any additional tranches under the securities purchase agreement. Through date of default, the RedDiamond Notes bore interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock at RedDiamond’s option at 65% of the lowest VWAP (as defined in the RedDiamond Notes) for the ten trading days preceding the conversion. During 2018, the Company failed to make its required maturity date payments of principal and interest on the RedDiamond Notes of $270,000. In accordance with these notes, the Company entered into default in 2018, which increased the interest rate to 18.0% per annum. The RedDiamond Notes contain cross default provisions whereby a default in any one note greater than $25,000 causes a default in all the notes, however, this provision is only effective if there is a formal notice of default by the lender.

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000. Through date of default, the principal due under the note accrued interest at a rate of 12% per annum. All principal and accrued interest under the note was due six months following the issue date of the note, and was convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the ten trading days immediately preceding the conversion. The note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the note. Upon an event of default, all obligations under the note become immediately due and payable and the Company is required to make certain payments to the lender. On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 24% per annum.

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

On April 9, 2019, the Company entered into agreements (the “RedDiamond Amendments”) with RedDiamond Partners LLC and RDW Capital, LLC, the holders of these convertible notes representing an aggregate principal amount of $510,000, and agreed with such holders to:

●	extend the maturity date of the notes to December 31, 2020;
●	remove all convertibility features of the notes; and
●	repay not less than half of the obligations then outstanding pursuant to the notes if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory notes) which results in gross proceeds to the Company of at least $4,000,000, using a portion of the proceeds thereof.

On April 9, 2019, we entered into agreements with all holders of their Series A Convertible Preferred Stock to exchange all 4,000,000 outstanding shares of preferred stock for an aggregate of 2.6 million shares of common stock.

Pursuant to the RedDiamond Amendments, the conversion provisions contained in the convertible promissory notes held by RedDiamond and RDW Capital, LLC were suspended and ceased to be exercisable beginning as of April 9, 2019. However, under the RedDiamond Amendments, the conversion provisions contained in the convertible promissory notes held by Red Diamond and RDW Capital, LLC were subject to reinstatement upon the occurrence of an event of default. The parties agreed that it would be considered an event of default under the convertible promissory notes if the Company consummated any new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities. On August 30, 2019, the Company entered into a new offering of equity or equity linked securities containing a conversion or exercise price which is variable based upon the market trading price of the Company’s securities. Accordingly, the conversion terms were reinstated and the Company recorded a put premium of $385,385 and recorded interest expense of $385,385.

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

In August 2018, the Company defaulted on the Bellridge Note due to (i) default on the payment of monthly interest payments due, (ii) default caused by the late filing of the Company’s reports on Form 10-Q for the periods ended June 30, 2018 and September 30, 2018 and (iii) default due to failure to file a registration statement. Upon an event of default, all principal, accrued interest, and liquidated damages and penalties were due upon request of Bellridge at 125% of such amounts.

On December 27, 2018, Bellridge waived any and all defaults in existence on the Bellridge Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing at the time the Company files a registration statement or makes an application to up list to a national stock exchange (the “Second Bellridge Warrant” and together with the First Bellridge Warrant and the Bellridge Note PA Warrant, the “Bellridge Warrants”). Pursuant to the Second Bellridge Warrant, at any time on or before the date that the Company files a registration statement on Form S-l or applies for up-listing to a National Exchange (as defined in the Second Bellridge Warrant), and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018, Bellridge could have chosen to subscribe for and purchase from the Company up to 2% in shares of common stock for an aggregate exercise price of $100. Additionally, the principal interest amount due under the Bellridge Note was modified with a monthly payment of principal and interest due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Bellridge Note due on December 18, 2019. This modification was not considered a debt extinguishment.

On April 9, 2019, the Company entered into a new agreement with Bellridge that modified the Bellridge Note and cancelled these warrants (see below).

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

In connection with the Bellridge Purchase Agreement, the Company entered into a registration rights agreement which, among other things, required the Company to file a registration statement with the Securities and Exchange Commission no later than 120 days after June 18, 2018. The Company failed to file such registration statement. Accordingly, in addition to any other rights the holders may have under the Bellridge Purchase Agreement or under applicable law, on the default date and on each monthly anniversary of each such default date (if the applicable event is not cured by such date) until the ninetieth day from such default date, the Company will pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of one percent (1%) multiplied by the aggregate subscription amount paid by the holder pursuant to the Bellridge Purchase Agreement. Subsequent to the ninetieth day from such default date, the one percent (1%) penalty increases to two percent (2%), with an aggregate cap of twenty percent (20%) per annum. If the Company fails to pay any of these partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. On December 27, 2018, Bellridge waived any and all defaults.

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

On April 9, 2019 (the “Bellridge Modification Date”), the Company entered into an agreement with Bellridge (the “Bellridge Modification Agreement”) that modified its existing obligations to Bellridge as follows:

●	the overall principal amount of the Bellridge Note was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, to be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares are to be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to the Bellridge Modification Agreement. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 in April 2019. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common stock;

●	the maturity date of the Bellridge Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company will use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Bellridge Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company will use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Bellridge Note;

●	the convertibility of the Bellridge Note was amended such that the Bellridge Note is only convertible at a conversion price to be mutually agreed upon between the Company and the holder. As of the date of this report, the Company and holder have agreed that the conversion price is $0.02 per share, although final documents are pending;

●	the registration rights previously granted to Bellridge were eliminated; and

●	The First Bellridge Warrant and the Second Bellridge Warrant were cancelled and of no further force or effect as of the Bellridge Modification Date. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

In addition, on April 9, 2019, the holders of the Bellridge Note PA Warrants that were exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company common stock.

On July 20, 2020, in connection with the parties’ recent settlement, the Company issued 10,281,018 shares to Bellridge to settle certain claims of Bellridge (see Note 9 under legal matters). From July 27 to August 14, 2020, Bellridge has converted $1,621,123 of the balance agreed to be owed into 84,612,329 shares of common stock.

Westmount Financial

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

August 30, 2019 Equity Offering

On August 30, 2019, we entered into a Securities Purchase Agreement with the investor parties thereto (collectively, the “Equity Investors”), pursuant to which the Equity Investors agreed to purchase, severally and not jointly, 585,000 units of the Company, each unit comprised of one share of common stock, and a warrant to purchase one (1) share of common stock (the “Equity Offering”) at an exercise price of $2.50 per share of common stock. The warrants include down-round provisions under which the warrant exercise price could be affected by future equity offerings undertaken by the Company. During the six months ended June 30, 2020, down-round provisions were triggered. As of June 30, 2020, the exercise price of these warrants was lowered to $0.006 per share.

Including the Equity Offering, from August 2019 to October 2019, we issued 619,000 shares of our common stock and 619,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $1,547,500, or $2.50 per share, pursuant to unit subscription agreements.

August 30, 2019 convertible debt and related warrants

On August 30, 2019, we issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “August 2019 Notes”), and warrants to purchase up to 987,940 shares of our common stock (the “August 2019 Warrants”) pursuant to a Securities Purchase Agreement (the “August 2019 Debt Purchase Agreement”) with accredited investors. We received net proceeds of $295,534, which is net of 10% original issue discounts of $246,984 and origination fees of $61,101, and is net of $1,643,367 for the repayment of notes payable, and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into these August 2019 Notes. The August 2019 Notes initially bear interest at 10% per annum and become due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of these August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “August 2019 Note Amortization Payment”), are due and payable, until November 30, 2020, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the August 2019 Notes will be immediately due and payable. The August 2019 Note Amortization Payments are made in cash unless the investor requests payment in our common stock in lieu of a cash payment (each, an “August 2019 Note Stock Payment”). If the investor requests an August 2019 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable August 2019 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Note Amortization Payment.

The August 2019 Notes may be prepaid, provided that certain Equity Conditions, as defined in the August 2019 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from August 30, 2019 until and through November 30, 2019 at an amount equal to 105% of the aggregate of the outstanding principal balance of the August 2019 Notes and accrued and unpaid interest, and (ii) after August 30, 2019 at an amount equal to 115% of the aggregate of the outstanding principal balance of the August 2019 Notes and accrued and unpaid interest. In the event that the Company closes a registered public offering of securities for its own account (a “Public Offering”), the holders may elect to: (x) have their principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, (y) exchange their August 2019 Notes at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold their August 2019 Notes. Except for a Public Offering and August 2019 Amortization Payments, in order to prepay the August 2019 Notes, the Company must provide at least 20 days’ prior written notice to the holders, during which time the holders may convert their August 2019 Notes in whole or in part at the then-applicable conversion price. For avoidance of doubt, the August 2019 Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the August 2019 Amortization Payment. In the event the Company consummates a Public Offering while the August 2019 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the August 2019 Notes.

From the original issue date until the August 2019 Notes are no longer outstanding, the August 2019 Notes are convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The initial conversion price of the August 2019 Notes was the lower of: (i) $3.50 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the August 2019 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the August 2019 Notes were initially convertible at the lower of: (i) $3.50 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the August 2019 Notes) during the 20 consecutive Trading Day (as defined in the August 2019 Notes) period ending and including the Trading Day (as defined in the August 2019 Notes) immediately preceding the delivery or deemed delivery of the applicable notice of conversion (the “August 2019 Note Default Conversion Price”).

In January 2020, we defaulted on our August 30, 2019 convertible debt due to non-payment of the required amortization payment due. Accordingly, the outstanding principal balance on date of default increased by 30% amounting to approximately $724,000, default interest accrues at 18%, and the default conversion terms now apply as described above. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. These August 2019 Notes and related August 2019 Warrants include a down-round provision under which the August 2019 Note conversion price and August 2019 Warrant exercise price were reduced, on a full-ratchet basis, to $0.006 due to the default on the August 2019 Notes triggering the default conversion price. See Note 6 to the condensed consolidated financial statements for additional details.

During the six months ended June 30, 2020, the Company repaid principal of $257,139, settled $128,674 of debt, and the Company issued 293,677,788 shares of its common stock upon the conversion of principal and default interest of $2,118,311, accrued interest of $48,685 and fees of $1,000. Additionally, accrued interest payable of $84,416 was reclassified to principal balance.

At June 30, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $464,948, which consists of $806,497 of principal balance and default interest due and is net of unamortized debt discount of $341,549. At December 31, 2019, convertible notes payable related to August 30, 2019 convertible debt amounted to $658,623, which consists of $2,469,840 of principal balance due and is net of unamortized debt discount of $1,811,217.

Series D Exchange

On July 20, 2020, the Company entered an Exchange Agreement (the “Cavalry Exchange Agreement”) with one of the investors in the August 2019 Notes and August 2019 Warrants, Cavalry Fund I, LP, (“Cavalry”) to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock (the “Series D”). Pursuant to the Cavalry Exchange Agreement, Cavalry exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $559,846.31 and August 2019 Warrants to purchase 228,713,916 shares of common stock for 301,457 shares of Series D (the “Cavalry Exchange”).

On July 22, 2020, the Company entered an Exchange Agreement (the “Puritan Exchange Agreement”) with another investor, Puritan Partners LLC (“Puritan”) to exchange outstanding August 2019 Notes and August 2019 Warrants for Series D. Pursuant to the Puritan Exchange Agreement, Puritan exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $265,843.79 and August 2019 Warrants to purchase 194,445,417 shares of common stock for 221,269 shares of Series D (the “Puritan Exchange” and together with the Cavalry Exchange, the “Series D Exchanges”).

In connection with Cavalry Exchange, the Company and Cavalry entered into a leak-out agreement, dated as of July 20, 2020 (the “Cavalry Leak-Out Agreement”), whereby Cavalry agreed that, until the earliest to occur of (a) 120 days from July 20, 2020, (b) the common stock trading at an average reported volume of at least 100,000,001 shares for three consecutive trading days, (c) the price per share of the common stock exceeding $0.10 in a transaction, (d) the time of release (whether by termination of an applicable leak-out agreement or otherwise), in whole or in part, of any leak-out agreement with any other holder of securities, or (e) any breach by the Company of any term of the Cavalry Leak-Out Agreement that is not cured within five trading days following delivery of written notice of such breach by Cavalry to the Company, neither Cavalry, nor any of its Affiliates (as defined in the Cavalry Leak-Out Agreement), collectively, shall sell, on any trading day, more than 10% of the common stock sold on such trading day.

In connection with the Puritan Exchange, the Company and Puritan entered into a Leak-Out Agreement, dated as of July 22, 2020 (the “Puritan Leak-Out Agreement”), whereby Puritan agreed that, until the earliest to occur of (a) 120 days from July 22, 2020, (b) the common stock trading at an average reported volume of at least 100,000,001 shares for three consecutive trading days, (c) the price per share of the common stock exceeding $0.10 in a transaction, (d) the time of release (whether by termination of an applicable leak-out agreement or otherwise), in whole or in part, of any leak-out agreement with any other holder of securities, or (e) any breach by the Company of any term of the Puritan Leak-Out Agreement that is not cured within five trading days following delivery of written notice of such breach by Puritan to the Company, neither Puritan, nor any of its Affiliates (as defined in the Puritan Leak-Out Agreement), collectively, shall sell, on any trading day, more than 10% of the common stock sold on such trading day.

In connection with the Series D Exchanges, the Board of Directors (the “Board”) created the Series D pursuant to the authority vested in the Board by the Company’s Amended and Restated Articles of Incorporation to issue up to 10,000,0000 shares of preferred stock, $0.001 par value per share. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

On July 20, 2020, the Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (the “Series D COD”) with the Secretary of State of the State of Nevada designating 1,250,000 shares of preferred stock as Series D. The Series D does not have the right to vote. The Series D has a stated value of $6.00 per share (the “Stated Value”). Subject only to the liquidation rights of the holders of Series B Preferred Stock that is currently issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series D is entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis. Until July 20, 2021, the holders of Series D have the right to participate, pro rata, in each subsequent financing in an amount up to 25% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series D is convertible into 1,000 shares of common stock. A holder of Series D may not convert any shares of Series D into common stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series D COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

Approval of at least a majority of the outstanding Series D is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series D, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, it being understood that the creation of a new security having rights, preferences or privileges senior to or on parity with the Series D in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series D; (c) issue any Series D, other than to the Investors; or (d) without limiting any provision hereunder, whether or not prohibited by the terms of the Series D, circumvent a right of the Series D.

October 3, 2019 convertible debt and related warrants

On October 3, 2019, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”), and warrants to purchase up to 66,401 shares of the Company’s common stock (the “October 3 Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discounts of $16,667. The October 3 Note initially bore interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the October 3 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “October 3 Note Amortization Payment”), are due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the October 3 Note will be immediately due and payable. The October 3 Note Amortization Payments are made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the investor requests a October 3 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

The October 3 Note may be prepaid, provided that certain Equity Conditions, as defined in the October 3 Note, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from October 3, 2019 until and through January 3, 2020, at an amount equal to 105% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest, and (ii) after January 3, 2020, at an amount equal to 115% of the aggregate of the outstanding principal balance of the October 3 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, (y) exchange its October 3 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the October 3 Note. Except for a Public Offering and October 3 Note Amortization Payments, in order to prepay the October 3 Note, the Company must provide at least 20 days’ prior written notice to the holder, during which time the holder may convert the October 3 Note in whole or in part at the conversion price. For avoidance of doubt, the October 3 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the October 3 Note Amortization Payment. In the event the Company consummates a Public Offering while the October 3 Note is outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the October 3 Note.

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

This October 3 Note and the related October 3 Warrant include down-round provisions under which the October 3 Note conversion price and October 3 Warrant exercise price were reduced on a full-ratchet basis, to $0.006 due to the adjusted conversion price of certain other convertible notes issued by the Company. See Note 6 to the consolidated financial statements for additional details.

The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the October 3 Warrant became exercisable. Under the terms of the October 3 Warrant, the investor is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant and described above.

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

During the six months ended June 30, 2020, the Company issued 27,525,109 shares of its common stock upon the conversion of principal and default interest of $216,667, accrued interest of $11,774 and fees of $5,000.

At June 30, 2020, convertible notes payable related to the October 3, 2019 convertible debt amounted to $0. At December 31, 2019, convertible notes payable related to the October 3, 2019 convertible debt amounted to $33,334, which consists of $166,667 of principal balance due and is net of unamortized debt discount of $133,333.

Fall 2019 notes

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

At June 30, 2020, convertible notes payable related to the Fall 2019 Notes amounted to $365,055, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $134,945. At December 31, 2019, convertible notes payable related to the Fall 2019 Notes amounted to $233,600, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $266,400.

Secured Merchant Loans

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

Q1/Q2 convertible debt and related warrants

Beginning in January 2020 and continuing through April 1, 2020 we have issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,068,000 (the “Q1/Q2 2020 Notes”), and warrants to purchase up to 838,200 shares of the Company’s common stock (the “Q1/Q2 2020 Warrants”). We received net proceeds of $1,880,000, which is net of 10% original issue discounts of $188,000. The Q1/Q2 2020 Notes initially bore interest at 6% per annum and become due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1/Q2 2020 Note. During the existence of an Event of Default (as defined in the applicable Q1/Q2 2020 Note), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each 2020 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, a “2020 Note Amortization Payment”), will be due and payable, until the Maturity Date (as defined in the applicable 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under such 2020 Note will be immediately due and payable. The 2020 Note Amortization Payments will be made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, a “2020 Note Stock Payment”). If a holder of a 2020 Note requests a 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable 2020 Note) during the five Trading Day (as defined in the applicable 2020 Note) period prior to the due date of such 2020 Note Amortization Payment.

The Q1/Q2 2020 Notes may be prepaid, provided that certain Equity Conditions, as defined in the Q1/Q2 2020 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from each Q1/Q2 2020 Note’s respective original issuance date until and through the day that falls on the third month anniversary of such original issue date (each a “Q1/Q2 2020 Note 3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the Q1/Q2 2020 Note and accrued and unpaid interest, and (ii) after the applicable Q1/Q2 2020 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the Q1/Q2 2020 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, each holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, or (y) exchange its Q1/Q2 2020 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold its Q1/Q2 2020 Note(s). Except for a Public Offering and Q1/Q2 2020 Note Amortization Payments, in order to prepay a Q1/Q2 2020 Note, the Company must provide at least 30 days’ prior written notice to the holder thereof, during which time the holder may convert its Q1/Q2 2020 Note in whole or in part at the applicable conversion price. The Q1/Q2 2020 Note Amortization Payments are prepayments and are subject to prepayment penalties equal to 115% of the Q1/Q2 2020 Note Amortization Payment. In the event the Company consummates a Public Offering while the Q1/Q2 2020 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the Q1/Q2 2020 Notes.

After the original issue date of a Q1/Q2 2020 Note until such Q1/Q2 2020 Note is no longer outstanding, such Q1/Q2 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the applicable Q1/Q2 2020 Note) means, as of any date of determination, $0.40 per share, subject to adjustment as provided therein and summarized in this report. If an Event of Default (as defined in the Q1/Q2 2020 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the Q1/Q2 2020 Notes are convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the applicable Q1/Q2 2020 Note) during the 20 consecutive Trading Day (as defined in the applicable Q1/Q2 2020 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. The Q1/Q2 2020 Notes contain down-round protection under which the Q1/Q2 2020 Note conversion price was reduced on a full-ratchet basis, to $0.006 due to the adjusted conversion price of certain other convertible notes issued by the Company.

The Q1/Q2 2020 Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the 2020 Warrants become exercisable. Under the terms of the Q1/Q2 2020 Warrants, the investors are entitled to exercise the Q1/Q2 2020 Warrants to purchase up to 838,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Q1/Q2 2020 Warrants.

Due to the default of August 2019 Amortization Payments due on our August 2019 Notes and other notes, these convertible notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $620,400, default interest accrues at 18%, and the default conversion terms apply.

At June 30, 2020, convertible notes payable related to the Q1/Q2 2020 Notes amounted to $1,301,323, which consists of $2,688,400 of principal balance due and is net of unamortized debt discount of $1,387,076.

April 20, 2020 convertible debt

On April 20, 2020, we issued to an investor a convertible promissory note in the principal amount of $456,500 (the “April 20 Note”). The April 20 Note contained a 10% original issue discount amounting to $41,500 for a purchase price of $415,000. The Company did not receive any proceeds from the April 20 Note because the investor converted previous notes and accrued interest due to him in the amount of $195,000 into the April 20 Note. In connection with the conversion of notes payable to the April 20 Note, we recorded a loss from debt extinguishment of $220,000. The April 20 Note bore interest at 6% per annum and becomes due and payable on April 20, 2022 (the “April 20 Note Maturity Date”). During the existence of an Event of Default (as defined in the April 20 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including any April 20 Note Amortization Payments) under any note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the April 20 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule, will be due and payable (each, an “April 20 Note Amortization Payment”), until the April 20 Note Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the April 20 Note will be immediately due and payable. The April 20 Note Amortization Payments will be made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, an “April 20 Note Stock Payment”). If the investor requests an April 20 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable April 20 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the April 20 Note) during the five Trading Day (as defined in the April 20 Note) period prior to the due date of the April 20 Note Amortization Payment.

The April 20 Note may be prepaid, provided that certain Equity Conditions, as defined in the April 20 Note, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from April 20, 2020 until and through July 20, 2020 at an amount equal to 105% of the aggregate of the outstanding principal balance of the April 20 Note and accrued and unpaid interest, and (ii) after July 20, 2020 at an amount equal to 115% of the aggregate of the outstanding principal balance of the April 20 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, the holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, (y) exchange its April 20 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold the April 20 Note. Except for a Public Offering and April 20 Note Amortization Payments, in order to prepay the April 20 Note, the Company must provide at least 30 days’ prior written notice to the holder, during which time the holder may convert the April 20 Note in whole or in part at the then applicable conversion price. For avoidance of doubt, the April 20 Note Amortization Payments will be prepayments and are subject to prepayment penalties equal to 115% of the April 20 Note Amortization Payment. In the event the Company consummates a Public Offering while the April 20 Note is outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the April 20 Note.

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

Due to the default of August 2019 Note Amortization Payments due on our August 2019 Notes and other notes, the April 20 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $136,950, default interest accrues at 18%, and the default conversion terms apply.

At June 30, 2020, convertible notes payable related to the April 20 Note amounted to $181,350, which consists of $593,450 of principal balance due and is net of unamortized debt discount of $412,100.

Conversions of Convertible Notes, Warrants and Convertible Preferred Stock

The Company’s trading price quoted on the OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.01 on April 21, 2020. This drop, together with anti-dilution protection features contained in the August 2019 Notes and August 2019 Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, caused the conversion prices of most of the Company’s outstanding notes and the exercise price of many of the Company’s outstanding warrants, to fall to $0.006. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock. During the period from February 25, 2020 to June 30, 2020, we issued 417,863,999 shares of our common stock in connection with the conversion of convertible notes payable and default interest of $2,844,979, accrued interest of $218,600, and fees of $8,180. The conversion price was based on contractual terms of the related debt. Additionally, the Company issued 70,203,889 shares of its common stock upon the cash-less exercise of 73,635,000 warrants. Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 499,900,491 on June 30, 2020.

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

To enable the Company to meet these commitments, the Company’s Board of Directors unanimously adopted a resolution seeking stockholder approval to authorize the Board of Directors to amend the Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 shares to 4,000,000,000 shares (the “Authorized Share Increase Amendment”). Stockholder approval for the Authorized Share Increase Amendment was obtained on June 26, 2020 from stockholders that held at least 51% of the voting power of the stock of the Company entitled to vote thereon, as of the record date of June 26, 2020. These consents constituted a sufficient number of votes to approve the Authorized Share Increase Amendment under the Company’s Amended and Restated Articles of Incorporation, bylaws and Nevada law. Pursuant to applicable securities laws and Section 78.390 of the Nevada Revised Statutes, the Company prepared and mailed an Information Statement to its stockholders of record on the record date beginning on June 30, 2020. In compliance with Rule 14(c)-2(b) of the Securities Exchange Act of 1934, as amended, the Authorized Share Increase Amendment became effective on July 20, 2020 which was at least twenty calendar days after the Information Statement was first sent to stockholders.

During the period from July 1, 2020 to August 14, 2020, the Company issued 454,794,735 shares of its common stock in connection with the conversion of convertible notes payable of $4,023,373, accrued interest of $82,851, and fees of $900. The conversion price was based on contractual terms of the related debt.

During the period from July 1, 2020 to August 10, 2020, the Company issued 85,710,419 shares of its common stock in connection with the cashless exercise of 92,001,552 warrants. The exercise price was based on contractual terms of the related debt.

During the period from July 1, 2020 to August 14, 2020, the Company issued 212,000,000 shares of its common stock in connection with the conversion of 212,000 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD.

On July 24, 2020, the Company issued 1,000,000 shares to its common stock upon the conversion of 1,000,000 shares of Series B preferred shares.

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

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the respective loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty-four-week period that commenced on the date the proceeds of each loan were received and at least 60% of any forgiven amount has been used for covered payroll costs. Any forgiveness of these PPP Loans will be subject to approval by the SBA and M&T Bank and will require Prime EFS and Shypdirect to apply for such treatment in the future.

Amazon Logistics Delivery Service Partner Agreement and Amazon Relay Carrier Terms of Service

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that Amazon does not intend to renew the In-Force Agreement when it expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020.

Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (the “Shypdirect Termination Notice”). However, on August 3, 2020, pursuant to the Aug. 3 Proposal, Amazon offered to withdraw the ShypDirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal.

Approximately 59.3% and 39.4% of the Company’s revenue of $17,193,875 for the six months ended June 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

We will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

Cash Flows

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2020 amounted to $1,391,782. During the six months ended June 30, 2020, net cash used in operating activities was primarily attributable to a net loss of $71,108,670, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $28,144, derivative expense of $69,661,771, amortization of debt discount of $2,768,270, interest expense related to debt default of $1,531,335, stock-based compensation of $1,999,749, a non-cash gain on debt extinguishment of $(6,296,141), and changes in operating assets and liabilities such as a decrease in accounts receivable of $40,236, a decrease in prepaid expenses and other current assets of $523,340, an increase in security deposit of $130,750, an increase in accounts payable and accrued expenses of $19,411, an increase in insurance payable of $253,611, and an increase in accrued compensation and benefits of $346,901.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2020 amounted to $460,510 and consisted of cash paid for the purchase of five box trucks of $460,510.

Net cash provided by investing activities for the six months ended June 30, 2019 amounted to $24,119 and consisted of cash received from the disposal of trucks and van of $81,000 offset by cash paid for the purchase of property and equipment of $51,256 and a reduction of cash related to the disposal of Save On of $5,625.

Financing activities

For the six months ended June 30, 2020, net cash provided by financing activities totaled $3,233,439. For the six months ended June 30, 2020, we received proceeds from convertible debt of $1,880,000 and proceeds from notes payable of $4,479,662, offset by the repayment of convertible notes of $257,139, the repayment of related party advances of $103,123, and the repayment of notes payable of $2,765,961.

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

Going Concern Consideration

Our accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2020 and 2019, we had a net loss of $71,108,670 and $26,609,181 and net cash used in operations was $1,391,782 and $3,115,838, respectively. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $150,420,542, $73,952,791 and $74,643,157, respectively, at June 30, 2020. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when the In-Force Agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the ShypDirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (See Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. In April 2020, the Company’s subsidiaries, Prime EFS and Shypdirect, entered into Paycheck Protection Program promissory notes with M&T Bank in the aggregate amount of $3,446,152 (see Note 7). Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

We will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to replace our Amazon business, to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including John Mercadante, Jr, our Chief Executive Officer and Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2020. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended June 30, 2020. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

Elrac LLC v. Prime EFS

As previously reported, on or about January 10, 2020, the Company was named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from Elrac LLC (“Elrac”) to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that Elrac believes were collected by the Company and not reimbursed to Elrac.

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

In the event that Enterprise files such a counterclaim, Prime EFS will contest it vigorously and pursue its own claim for the repayment of a large portion of the escrow deposits plus interest. Nevertheless, given the documentation which Elrac submitted to court in the Elrac Action, including an affidavit from its controller, as of June 30, 2020 and December 31, 2019, the Company has reflected a liability of $440,000, the amount originally claimed as damages by Elrac in the Elrac Action, which has been included in contingency liability on the accompanying condensed consolidated balance sheet.

To date, neither Elrac nor Enterprise PA has filed a counterclaim in this proceeding.

BMF Capital v. Prime EFS LLC et al.

As previously reported, in a settlement agreement entered into as of March 6, 2020, the Company’s wholly-owned subsidiary Prime EFS agreed to pay BMF Capital (“BMF”) $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS common stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs). Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. As more than four months have now passed, and BMF has not again contacted Prime EFS concerning this matter, Prime EFS believes this matter to now be closed.

Bellridge Capital, L.P. and SCS, LLC v. TLSS

As previously disclosed, in the first and second fiscal quarters of 2020, the Company received claims letters from Bellridge and SCS, LLC (“SCS”). Among other things, Bellridge claimed that the Company was in breach of obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, an April 2019 promissory note.

In an April 28, 2020 letter, Bellridge contended that TLSS owed Bellridge $1,978,557.76 as of that date. In a subsequent document, Bellridge claimed TLSS owes it $2,271,099.83, a figure which allegedly includes default rate interest. Bellridge also claimed that a subordination agreement it signed with the Company on August 30, 2019, was void ab initio. Bellridge also demanded the conversion of approximately $20,000 in indebtedness into the common stock of the Company, a conversion which the Company did not effectuate because the parties did not come to agreement on a conversion price. Such agreement is required for Bellridge to exercise its conversion rights under an agreement dated April 9, 2019 between Bellridge and the Company.

SCS alleged it was induced by fraud to exchange two million shares of Company preferred stock for Company common stock and was damaged thereby.

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company common stock. In the agreement, Bellridge also agrees to release its claims against the Company and its senior management in a definitive settlement agreement. However, the August 3 agreement does not contain releases and the agreement does not extend to SCS.

SCS, LLC v. Transport and Logistics Systems, Inc.

As previously disclosed, on May 26, 2020, a civil action was filed against the Company in the Supreme Court of the State of New York, New York County, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Index No. 154433/2020.

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

On July 22, 2020, the Company filed its answer, defenses and counterclaims in this action. Among other things, the Company avers in its answer that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS on a confidential basis and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also avers that SCS’s alleged damages must be reduced by the compensation and other benefits received by Lawrence Sands, founder of SCS, as a W-2 employee of the Company. The Company also avers that the New York Supreme Court lacks subject matter jurisdiction of the action because SCS concedes it is a Florida LLC based in Florida and that the Company is a Nevada corporation based in Florida.

On July 31, 2020, SCS moved for summary judgment in this action. The Company’s opposition papers are due on August 18, 2020. The Company intends to oppose SCS’s summary judgment application and also to cross-move to dismiss for lack of subject matter jurisdiction. If the court grants the Company’s cross motion, SCS would be free to refile this action in Florida. Wherever the case is ultimately lodged, the Company intends to mount a vigorous defense to it, as Company management believes the action to be entirely bereft of merit.

Shareholder Derivative Action

As previously disclosed, on June 25, 2020, the Company was served with a putative shareholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the “Court”) captioned SCS, LLC, derivatively on behalf of Transportation and Logistics Systems, Inc. v. John Mercadante, Jr., Douglas Cerny, Sebastian Giordano, Ascentaur LLC and Transportation and Logistics Systems, Inc. The action has been assigned Case No. 2020-CA-006581.

The plaintiff in this action, SCS, alleges it is a limited liability company formed by a former chief executive officer and director of the Company, Lawrence Sands. The complaint alleges that between April 2019 and June 2020, the current chairman and chief executive officer of the Company, the current chief development officer of the Company and, since February 2020, the Company’s restructuring consultant, breached fiduciary duties owed to the Company. The Company’s restructuring consultant, defendant Sebastian Giordano, renders his services through another defendant in the action, Ascentaur LLC.

Briefly, the complaint alleges that the Company’s chief executive officer breached duties to the Company by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company common stock in order to facilitate an equity offering by the Company and then not consummating an equity offering. The complaint also alleges that current management caused the Company to engage in purportedly wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint further alleges that current management “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages on behalf of the Company for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, and civil conspiracy and the appointment of a receiver or custodian for the Company.

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

On August 5, 2020, all defendants in this action moved to dismiss the complaint for failure to state a claim upon which relief can be granted. Among other things, all defendants allege in their motion that, through this lawsuit, SCS is improperly attempting to second-guess business decisions made by the Company’s Board of Directors, based solely on hindsight (as opposed to any well-pleaded facts demonstrating a lack of care or good faith). All defendants also assert that the majority of the claims are governed by Nevada law because they concern the internal affairs of the Company. Defendants further assert that, under Nevada law, each of the business decisions challenged by SCS is protected by the business judgment rule. Defendants further assert that, even if SCS could rebut the presumption that the business judgment rule applies to all such transactions, SCS has failed to allege facts demonstrating that intentional misconduct, fraud, or a knowing violation of the law occurred—a requirement under Nevada law in order for director or officer liability to arise. Defendants further assert that, because SCS’s constructive fraud claim simply repackages Plaintiff’s claims for breach of fiduciary duty, it too must fail. In the absence of an adequately-alleged independent cause of action—let alone an unlawful agreement between the defendants entered into for the purpose of harming the Company, SCS’s claim for civil conspiracy must also be dismissed. Finally, defendants contend that SCS’s extraordinary request that a receiver or custodian be appointed to manage and supervise the Company’s activities and affairs throughout the duration of this unfounded action is without merit because SCS does not allege the Company is subject to loss so serious and significant that the appointment of a receiver or custodian is “absolutely necessary to do complete justice.”

SCS has a right to file court papers opposing the above motion and thereafter the defendants have a right to file reply papers in further support of the motion. While they hope to prevail on the motion, win or lose, current Company management, Mr. Giordano and Ascentaur LLC intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

Frank Mazzola v. Prime EFS, et al.

As previously disclosed, on July 24, 2020, Prime EFS terminated the employment of Frank Mazzola effective that day. On July 27, 2020, Mr. Mazzola filed a Complaint and Jury Demand in the United States District Court for the Southern District of New York in which he named as defendants Prime EFS, the Company, John Mercadante and Douglas Cerny. The case has been assigned # 1:20-CV-5788-VM.

In this action, Mr. Mazzola alleges that he had an employment agreement with Prime EFS and that Prime EFS breached the alleged employment agreement through two alleged pay reductions and by terminating his employment. The Complaint contains eight counts: (1) breach of contract against Prime EFS; (2) breach of the covenant of good faith and fair dealing against Prime EFS; (3) intentional misrepresentation against Prime EFS, the Company and Mr. Mercadante; (4) negligent misrepresentation against Prime EFS, the Company and Mr. Mercadante; (5) tortious interference with contract against the Company, Mr. Mercadante and Mr. Cerny; (6) tortious interference with prospective economic advantage against the Company, Mr. Mercadante and Mr. Cerny; (7) conversion against all defendants; and (8) unjust enrichment against all defendants. Mr. Mazzola seeks specific performance of the alleged employment agreement and damages of not less than $3 million.

To date, no defendant has been served with legal process in this action.

All defendants intend to mount a vigorous defense to the action and, at an appropriate time, Prime EFS intends to sue or file counterclaims against Mr. Mazzola as they believe Mr. Mazzola’s claims to be entirely bereft of merit and because they believe that, while he was employed by Prime EFS, Mr. Mazzola engaged in ultra vires transaction and engaged in other conduct inimical to Prime EFS, damaging Prime EFS and thereby damaging the Company.

Demand by Rosemary Mazzola

By letter dated August 6, 2020, Frank Mazzola’s mother, Rosemary Mazzola, demanded that Prime EFS pay her $94,000 allegedly due and owing on the sale of membership interests in Prime EFS to the Company. The letter further states that Ms. Mazzola will sue Prime EFS, for $94,000 plus costs of collection, if she is not paid $94,000 by August 11, 2020.

Prime EFS v. Amazon Logistics, Inc.

As previously reported, on June 19, 2020, Amazon notified Prime EFS that Amazon does not intend to renew the In-Force Agreement when it expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Prime EFS believed on advice of counsel that Amazon’s position misconstrued the expiration date under the In-Force Agreement. Prime EFS therefore filed an arbitration at the American Arbitration Association (the “AAA”) seeking temporary, preliminary, and permanent injunctive relief prohibiting Amazon from terminating the In-Force Agreement prior to March 31, 2021 (the “Amazon Arbitration”).

In a ruling issued July 30, 2020, the arbitrator appointed by the AAA on an emergency basis affirmed the validity of Amazon’s construction of the In-Force Agreement and notice terminating that agreement effective September 30, 2020. The Company concluded, on advice of counsel, that no court would suspend, vacate or modify the July 30, 2020, ruling.

Also as previously disclosed, on July 17, 2020, Amazon notified Shypdirect by the Shypdirect Termination Notice that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020.

Amazon did not state a reason for the Shypdirect Termination Notice. Under the Program Agreement, Amazon can terminate the agreement without a reason and solely for convenience on 120 days’ notice.

On August 3, 2020, pursuant to the Aug. 3 Proposal, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, Prime EFS agrees to dismiss the Amazon Arbitration, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. At present, representatives of Prime EFS and Amazon are negotiating a definitive agreement documenting the parties’ settlement.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Amazon has given Notice of Termination of Prime EFS’s Delivery Service Partner Agreement

On June 19, 2020, Amazon notified Prime EFS in writing by the Prime EFS Termination Notice that Amazon does not intend to renew the In-Force Agreement when it expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020.

Additionally, on July 17, 2020, Amazon notified Shypdirect by the Shypdirect Termination Notice that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, pursuant to the Aug. 3 Proposal, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal.

Approximately 59.3% and 39.4% (for a total of 98.7%) of the Company’s revenue of $17,193,875 for the six months ended June 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon. respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

The Company will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

We have incurred indebtedness under the CARES Act which will be subject to review, may not be forgivable in whole or in part, and may eventually have to be repaid, potentially with interests, fines, and/or other penalties.

Our subsidiaries Shypdirect and Prime EFS applied to M&T Bank for funds under the SBA Paycheck Protection Program of the CARES Act on April 2, 2020 and April 15, 2020, respectively, in the amounts of $504,940 and $2,941,212, respectively. The application for these funds required Prime EFS and Shypdirect to, in good faith, certify that the current economic uncertainty made the loan requests necessary to support their ongoing operations. This certification further required Prime EFS and Shypdirect to take into account their current business activity and their ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on Prime EFS and Shypdirect having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

Prime EFS received the loan proceeds on April 22, 2020 and Shypdirect received the loan proceeds on May 1, 2020. Under the terms of the CARES Act and the corresponding promissory note, the use of the proceeds of each loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the Paycheck Protection Program, after an eight- or twenty-four-week period starting with the disbursement of the respective loan proceeds, Prime EFS and Shypdirect may apply for forgiveness of some or all of their loans, with the amount which may be forgiven equal to the sum of eligible payroll costs, covered rent, and covered utility payments, in each case incurred during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Prime EFS’ or Shypdirect’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of their loan eligible for forgiveness.

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

A failure to obtain forgiveness of the Paycheck Protection Program loans may adversely impact loan covenants under our senior debt securities. In the event that our Paycheck Protection Program loan was not forgiven in whole or in part, we may need to seek an amendment to our senior debt securities, a waiver from the holders of our senior debt securities, utilize cash to repay the Paycheck Protection Program debt and/or refinance or restructure our outstanding debt. There can be no assurance that we could obtain future amendments or waivers of our senior debt securities, or refinance or restructure our debt, in each case on commercially reasonably terms or at all. Our failure to maintain compliance with the covenants under our senior debt securities could result in an event of default, subject to applicable notice and cure provisions. Upon the occurrence of an event of default under our senior debt securities, holders of our senior debt securities could elect to declare all amounts outstanding thereunder to be immediately due and payable. If we were unable to repay all outstanding amounts in full, our lenders could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt. In addition, our receipt of the PPP Loans may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, we issued 412,573,593 shares of our common stock upon the partial conversion of a convertible note principal and default interest balances due of $2,534,086, accrued interest payable due of $187,975, and fees and additional interest of $8,179 at the contractual conversion price.

During the period from June 1, 2020 to June 29, 2020, we issued 70,203,889 shares of our common stock in connection with the cashless exercise of 73,635,000 warrants. The exercise price was based on contractual terms of the related debt.

The above securities were issued in reliance upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended.

On April 1, 2020, the Company issued and sold to an investor a convertible promissory note in the principal amount of $22,000 (the “April 1 Note”), and warrants to purchase up to 8,800 shares of the Company’s common stock (the “April 1 Warrant”). The Company received net proceeds of $20,000, which is net of a 10% original issue discounts of $2,000. The April 1 Note bears interest at 6% per annum and becomes due and payable on the date that is the 24-month anniversary of the original issue date of the April Note (the “April 1 Maturity Date”). During the existence of an Event of Default (as defined in the April 1 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including April 1 Note Amortization Payments) under any note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law.

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

On April 20, 2020, the Company issued and sold to an investor the April 20 Note, a convertible promissory note in the principal amount of $456,500. The April 20 Note contained a 10% original issue discount amounting to $41,500 for a purchase price of $415,000. The Company did not receive any proceeds from the April 20 Note because the investor converted previous notes and accrued interest due to him in the amount of $195,000 into the April 20 Note. The April 20 Note initially bore interest at 6% per annum and becomes due and payable on the April 20 Note Maturity Date, April 20, 2022. During the existence of an Event of Default (as defined in the April 20 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including any April 20 Note Amortization Payments) under any note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law.

Until the April 20 Note is no longer outstanding, it is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date (as defined in the April 20 Note) means, as of any Conversion Date or other date of determination, the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the April 20 Note) during the 20 consecutive Trading Day (as defined in the April 20 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. The April 20 Note includes a down-round provision under which the April 20 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the six months ended June 30, 2020, down-provisions were triggered. As of June 30, 2020, the conversion price of the April 20 Note was lowered to $0.006 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information contained in “Note 6 - Convertible Promissory Notes Payable and Notes Payable” is incorporated by reference to this Part II, Item 3.

As of August 14, 2020, the total arrearage on the RedDiamond Notes is $0.

As of August 14, 2020, the total arrearage on the Bellridge Note is $528,877.

On January 30, 2020, due to the default of the January 2020 August 2019 Notes Amortization Payments in the amount of approximately $224,397, the August 2019 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $723,985, default interest accrues at 18%, and the default conversion terms apply. As of August 14, 2020, the total arrearage on the August 2019 Notes is $0.

In February 2020, due to the default of the February 2020 October 3 Note Amortization Payment in the amount of approximately $15,100, the October 3 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $50,000, default interest accrues at 18%, and the default conversion terms apply. As of August 14, 2020, the October 3 Note was fully converted.

In May and June 2020, due to the default of a May 2020 and June 2020 Amortization Payments, the Fall 2019 Notes, in the amount of approximately $500,000, was deemed in default. Accordingly, default interest accrues at 18% and the Fall 2019 Notes became due on the respective date of default. As of August 14, 2020, the total arrearage on the Fall 2019 Notes is $500,000.

Due to the default of amortization payments due on our August 2019 Notes and other notes as discussed above, the Q1/Q2 2020 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $620,400, default interest accrues at 18%, and the default conversion terms apply. As of August 14, 2020, the total arrearage on the Q1/Q2 Notes is $991,400.

Due to the default of amortization payments due on our August 2019 Notes and other notes as discussed above, the April 20 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $136,950, default interest accrues at 18%, and the default conversion terms apply. As of August 14, 2020, the total arrearage on the April 20 Note is $362,450.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated June 30, 2015).
3.2	Certificate of Change filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 24, 2013).
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 23, 2018).
3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of PetroTerra Corp., dated August 7, 2017 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated August 8, 2017).
3.5	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock of the Company, filed on June 4, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 9, 2020).
3.7	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2020).
3.8	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock, filed on July 17, 2020 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 21, 2020).
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 24, 2020).
4.1	Form of Convertible Note dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.2	Form of Warrant dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.3+	Form of Exchange Agreement (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 24, 2020).
10.1	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).
10.2	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).
10.3	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 24, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

+ Exhibit B to this document has been separately filed as Exhibit 3.9 to this Form 10-Q.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: August 14, 2020	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

