Form 10-Q
period 2020-09-30
Transportation & Logistics Systems, Inc.
filed 2020-11-16
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2020
Common Stock, $0.001	1,564,388,350

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$318,356	$50,026
Accounts receivable, net	335,393	963,771
Prepaid expenses and other current assets	1,462,736	1,246,555

Total Current Assets	2,116,485	2,260,352

OTHER ASSETS:
Security deposit	206,250	76,500
Property and equipment, net	658,815	240,406
Right of use assets, net	1,534,411	1,750,430

Total Other Assets	2,399,476	2,067,336

TOTAL ASSETS	$4,515,961	$4,327,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of put premium of $0 and $385,385 and debt discounts of $346,953 and $2,210,950, respectively	$1,338,961	$3,634,344
Notes payable, current portion, net of debt discount of $0 and $762,112, respectively	4,079,592	2,425,003
Note payable - related party	500,000	500,000
Accounts payable	899,076	1,517,082
Accrued expenses	524,921	627,990
Insurance payable	2,697,300	2,948,261
Contingency liability	440,000	440,000
Lease liabilities, current portion	366,511	333,126
Derivative liability	2,886,811	2,135,939
Due to related parties	245,007	325,445
Accrued compensation and related benefits	1,113,079	886,664

Total Current Liabilities	15,091,258	15,773,854

LONG-TERM LIABILITIES:
Notes payable, net of current portion	493,307	-
Lease liabilities, net of current portion	1,203,765	1,440,258

Total Long-term Liabilities	1,697,072	1,440,258

Total Liabilities	16,788,330	17,214,112

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 700,000 and 1,700,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (Liquidation value $700 and $1,700, respectively)	700	1,700
Series C preferred stock, par value $0.001 per share; 1 share designated; No shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; 124,376 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($6.00 per share liquidation value)	124	-
Common stock, par value $0.001 per share; 4,000,000,000 shares authorized; 1,472,924,335 and 11,832,603 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,472,924	11,833
Common stock issuable, par value $0.001 per share; 0 and 25,000 shares	-	25
Additional paid-in capital	101,072,128	47,715,878
Accumulated deficit	(114,818,245)	(60,615,860)

Total Shareholders’ Deficit	(12,272,369)	(12,886,424)

Total Liabilities and Shareholders’ Deficit	$4,515,961	$4,327,688

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES	$6,309,509	$7,759,451	$23,503,384	$21,664,070

COST OF REVENUES	5,978,265	6,293,699	20,831,870	19,366,374

GROSS PROFIT	331,244	1,465,752	2,671,514	2,297,696

OPERATING EXPENSES:
Compensation and related benefits	551,306	3,433,741	1,955,854	11,150,955
Legal and professional fees	621,105	517,277	3,523,811	1,588,359
Rent	156,738	83,911	496,349	269,148
General and administrative expenses	173,680	720,481	615,331	2,316,016
Impairment loss	-	-	-	1,724,591

Total Operating Expenses	1,502,829	4,755,410	6,591,345	17,049,069

LOSS FROM OPERATIONS	(1,171,585)	(3,289,658)	(3,919,831)	(14,751,373)

OTHER (EXPENSES) INCOME:
Interest expense	(2,028,958)	(2,339,508)	(7,016,597)	(4,936,951)
Interest expense - related parties	(22,686)	(35,753)	(152,262)	(183,392)
Loan fees	-	-	-	(601,121)
Gain (loss) on debt extinguishment, net	907,447	(4,714,751)	7,151,041	39,203,017
Other income	91,950	-	266,918	-
Derivative income (expense), net	37,826,129	(981,244)	(31,835,642)	(56,018,849)

Total Other (Expenses) Income	36,773,882	(8,071,256)	(31,586,542)	(22,537,296)

INCOME (LOSS) FROM CONTINUING OPERATIONS	35,602,297	(11,360,914)	(35,506,373)	(37,288,669)

LOSS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	(681,426)

NET INCOME (LOSS)	35,602,297	(11,360,914)	(35,506,373)	(37,970,095)

Deemed dividend related to ratchet adjustment	-	(981,548)	(18,696,012)	(981,548)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$35,602,297	$(12,342,462)	$(54,202,385)	$(38,951,643)

NET INCOME (LOSS) PER COMMON SHARE - BASIC
Net income (loss) from continuing operations	$0.03	$(1.10)	$(0.11)	$(4.34)
Loss from discontinued operations	0.00	(0.00)	(0.00)	(0.08)

Net income (loss) per common share - basic	$0.03	$(1.10)	$(0.11)	$(4.42)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED
Net income (loss) from continuing operations	$0.00	$(1.10)	$(0.11)	$(4.34)
Loss from discontinued operations	0.00	(0.00)	(0.00)	(0.08)

Net income (loss) per common share - diluted	$0.00	$(1.10)	$(0.11)	$(4.42)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic	1,136,231,561	11,247,054	472,432,161	8,811,489
Diluted	2,506,145,678	11,247,054	472,432,161	8,811,489

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series D		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	-	$-	1,700,000	$1,700	-	$-	11,832,603	$11,833	25,000	$25	$47,715,878	$(60,615,860)	$(12,886,424)

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	-	-	73,725	-	73,725

Common stock issued for debt conversion	-	-	-	-	-	-	5,290,406	5,290	-	-	336,229	-	341,519

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	-	-	172,720	-	172,720

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	-	-	262,872	-	262,872

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	31,250	-	31,250

Reclassification of warrants from equity to derivative liabilities	-	-	-	-	-	-	-	-	-	-	(11,381,885)	-	(11,381,885)

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	-	-	18,696,012	(18,696,012)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,453,338)	(3,453,338)

Balance, March 31, 2020	-	-	1,700,000	1,700	-	-	17,123,009	17,123	25,000	25	55,906,801	(82,765,210)	(26,839,561)

Cancellation of issuable shares	-	-	-	-	-	-	-	-	(25,000)	(25)	25	-	-

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	-	-	311,660	-	311,660

Common stock issued for debt conversion, accrued interest and fees	-	-	-	-	-	-	412,573,593	412,573	-	-	2,317,667	-	2,730,240

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	-	-	15,531,703	-	15,531,703

Common shares issued for cashless warrant exercise	-	-	-	-	-	-	70,203,889	70,204	-	-	(70,204)	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	-	-	1,963,291	-	1,963,291

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	5,208	-	5,208

Net loss	-	-	-	-	-	-	-	-	-	-	-	(67,655,332)	(67,655,332)

Balance, June 30, 2020	-	-	1,700,000	1,700	-	-	499,900,491	499,900	-	-	75,966,151	(150,420,542)	(73,952,791)

Common stock issued for series B preferred stock	-	-	(1,000,000)	(1,000)	-	-	1,000,000	1,000	-	-	-	-	-

Common stock issued for debt conversion, accrued interest and fees	-	-	-	-	-	-	477,682,407	477,682	-	-	4,334,087	-	4,811,769

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	-	-	19,700,260	-	19,700,260

Common shares issued for cashless warrant exercise	-	-	-	-	-	-	85,710,419	85,711	-	-	151,954	-	237,665

Conversion of debt and accrued interest to series D preferred stock	-	-	-	-	522,726	522	-	-	-	-	825,167	-	825,689

Conversion of series D preferred stock to common stock	-	-	-	-	(398,350)	(398)	398,350,000	398,350	-	-	(397,952)	-	-

Common stock issued for settlement	-	-	-	-	-	-	10,281,018	10,281	-	-	492,461	-	502,742

Net loss	-	-	-	-	-	-	-	-	-	-	-	35,602,297	35,602,297

Balance, September 30, 2020	-	$-	700,000	$700	124,376	$124	1,472,924,335	$1,472,924	-	$-	$101,072,128	$(114,818,245)	$(12,272,369)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series D		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	4,000,000	$4,000	-	$-	-	$-	4,220,837	$4,220	-	$-	$7,477,422	$(15,222,936)	$(7,737,294)

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	-	-	63,581	-	63,581

Cumulative effect adjustment for change in derivative accounting	-	-	-	-	-	-	-	-	-	-	-	453,086	453,086

Shares issued for services	-	-	-	-	-	-	2,670,688	2,671	-	-	2,748,137	-	2,750,808

Net loss	-	-	-	-	-	-	-	-	-	-	-	(19,647,723)	(19,647,723)

Balance, March 31, 2019	4,000,000	4,000	-	-	-	-	6,891,525	6,891	-	-	10,289,140	(34,417,573)	(24,117,542)

Shares issued for debt and warrant modifications	-	-	-	-	-	-	700,000	700	700,000	700	17,932,600	-	17,934,000

Shares issued for conversion of preferred shares	(4,000,000)	(4,000)	-	-	-	-	2,600,000	2,600	-	-	1,400	-	-

Return and cancellation of shares for disposal of Save On	-	-	-	-	-	-	(1,000,000)	(1,000)			57,987	-	56,987

Stock options granted to employees of discontinued operations	-	-	-	-	-	-	-	-	-	-	700,816	-	700,816

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	-	-	672,864	-	672,864

Shares issued for services	-	-	-	-	-	-	230,000	230	-	-	2,465,270	-	2,465,500

Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,961,458)	(6,961,458)

Balance, June 30, 2019	-	-	-	-	-	-	9,421,525	9,421	700,000	700	32,120,077	(41,379,031)	(9,248,833)

Shares issued for services	-	-	1,000,000	1,000	-	-	-	-	50,000	50	2,527,596	-	2,528,646

Common stock issued for cash and warrants	-	-	-	-	-	-	585,000	585	-	-	1,461,915	-	1,462,500

Common stock issued for debt conversion	-	-	-	-	-	-	1,438,711	1,439	-	-	3,595,339	-	3,596,778

Common of common shares issuable to Series B preferred	-	-	700,000	700	-	-	-	-	(700,000)	(700)	-	-	-

Warrants issued in connection with debt conversion	-	-	-	-	-	-	-	-	-	-	3,550,531	-	3,550,531

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	-	-	1,225,109	-	1,225,109

Adjustment of conversion for debt extinguishment	-	-	-	-	-	-	-	-	-	-	1,164,220	-	1,164,220

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	-	-	981,548	(981,548)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,360,914)	(11,360,914)

Balance, September 30, 2019	-	$-	1,700,000	$1,700	-	$-	11,445,236	$11,445	50,000	$50	$46,626,335	$(53,721,493)	$(7,081,963)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,506,373)	$(37,970,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	42,101	873,020
Amortization of debt discount to interest expense	4,664,605	3,991,061
Amortization of debt discount to interest expense - related party	-	26,383
Stock-based compensation and consulting fees	1,999,749	7,744,954
Stock-based compensation and consulting fees - discontinued operations	-	700,816
Non-cash loan fees	-	601,121
Other non-cash interest and fees	9,080	-
Interest expense related to debt default	1,531,335	-
Derivative expense, net	31,835,642	56,018,849
Non-cash portion of gain on extinguishment of debt, net	(7,203,589)	(39,316,359)
Rent expense	12,911	20,644
Loss on disposal of property and equipment	-	195,624
Impairment loss	-	1,724,591
Change in operating assets and liabilities:
Accounts receivable	628,378	(147,696)
Prepaid expenses and other current assets	(216,181)	(174,653)
Assets of discontinued operations	-	(53,193)
Due from related party	-	(89,873)
Security deposit	(129,750)	(98,100)
Accounts payable and accrued expenses	(12,623)	1,626,306
Insurance payable	(250,961)	232,254
Liabilities of discontinued operations	-	10,954
Accrued compensation and related benefits	226,415	(148,523)

NET CASH USED IN OPERATING ACTIVITIES	(2,369,261)	(4,231,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in cash from disposal of subsidiary	-	(5,625)
Purchase of property and equipment	(460,510)	(59,256)
Proceeds from sale of property and equipment	-	81,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(460,510)	16,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	1,462,500
Proceeds from convertible notes payable - related party	-	2,500,000
Proceeds from convertible notes payable	1,912,382	1,938,900
Repayment of convertible notes payable	(257,139)	(473,579)
Net proceeds from notes payable	4,479,662	7,791,020
Repayment of notes payable	(2,956,366)	(9,584,459)
Net proceeds from notes payable - related party	-	755,000
Repayment of notes payable - related party	-	(495,000)
Net payments on related party advances	(80,438)	31,960

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,098,101	3,926,342

NET INCREASE (DECREASE) IN CASH	268,330	(289,454)

CASH, beginning of period	50,026	296,196

CASH, end of period	$318,356	$6,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,051,418	$4,147,828
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$262,872	$1,288,690
Increase in derivative liability and debt discount related to convertible notes	$1,702,471	$936,645
Increase in right of use asset and lease liability	$-	$1,984,320
Conversion of debt and accrued interest for common stock	$7,362,182	$3,596,777
Reclassification of accrued interest to debt	$89,262	$-
Decrease in put premium and paid-in capital	$385,385	$-
Reclassification of warrant value from equity to derivative liabilities	$11,381,885	$-
Deemed dividend related to price protection	$18,696,012	$-
Conversion of debt and accrued interest for Series D preferred stock	$586,012	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”), was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company operates through its subsidiaries as a logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services for predominantly online retailers.

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

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing (the “Prime EFS Termination Notice”), that Amazon would not renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (the “In-Force Agreement”) expired on September 30, 2020 and such In-Force Agreement, in fact, expired on September 30, 2020.

Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Amazon Relay Carrier Terms of Service (the “Program Agreement”) between Amazon and Shypdirect effective as of November 14, 2020 (the “Shypdirect Termination Notice”). On August 3, 2020, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS released any and all claims it may have against Amazon, and Prime EFS covenanted not to sue Amazon (the “Aug. 3 Proposal”). On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal.

Approximately 58.5% and 39.0% (for a total of 97.5%) of the Company’s revenue of $23,503,384 for the nine months ended September 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

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

September 30, 2020

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

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSS and its wholly-owned subsidiaries, Save On (through April 30, 2019), Prime EFS and Shypdirect. All intercompany accounts and transactions have been eliminated in consolidation.

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2020, the Company had a net loss of $35,506,373 and net cash used in operations was $2,369,261. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $114,818,245, $12,272,369 and $12,974,773, respectively, at September 30, 2020. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable (see Note 6).

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (see Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had minimal effects on the Company’s results of operations. The Company is experiencing higher net sales, which reflect increased demand, particularly as more people are staying at home, for household staples and other essential products, partially offset by decreased demand for discretionary consumer products, delayed procurement and shipment of non-priority products, and supply chain interruptions. Other effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company expects to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfilment costs and cost of sales as a percentage of net sales through at least Q4 2020, although it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2020, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2020 and December 31, 2019:

	At September 30, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$2,886,811	—	—	$2,135,939

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Nine Months ended September 30, 2020	For the Nine Months ended September 30, 2019
Balance at beginning of period	$2,135,939	$7,888,684
Initial valuation of derivative liabilities included in debt discount	1,702,474	936,644
Initial valuation of derivative liabilities included in derivative expense	14,892,068	1,017,323
Gain on extinguishment of debt related to April 9, 2019 modifications	-	(61,841,708)
Gain on extinguishment of debt related to repayment/conversion of debt	(44,169,129)	(246,110)
Reclassification of warrants from equity to derivative liabilities	11,381,885	-
Cumulative effect adjustment for change in derivative accounting	-	(838,471)
Change in fair value included in derivative (gain) expense	16,943,574	55,001,526
Balance at end of period	$2,886,811	$1,917,888

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as September 30, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts through September 30, 2020.

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

September 30, 2020

Intangible assets

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. On May 1, 2019, the Company disposed of its Save On business segment and the results of operations of Save On are included in discontinued operations. Accordingly, during the nine months ended September 30, 2020 and 2019, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

September 30, 2020

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

Basic and diluted income (loss) per share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method) and shares issuable for convertible debt (using the as-if converted method). These common stock equivalents may be dilutive in the future.

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) per common share - basic:
Net income (loss)	$35,602,297	$(11,360,914)	$(35,506,373)	$(37,970,095)
Less: deemed dividend related to ratchet adjustment	-	(981,548)	(18,696,012)	(981,548)
Net income (loss) attributable to common shareholders	$35,602,297	$(12,342,462)	$(54,202,385)	$(38,951,643)
Weighted average common shares outstanding - basic	1,136,231,561	11,247,054	472,432,161	8,811,489
Net income (loss) per common share - basic	$0.03	$(1.10)	$(0.11)	$(4.42)

Income (loss) per common share - diluted:
Net income (loss) allocated to common shareholders - basic	$35,602,297	$(12,342,462)	$(54,202,385)	$(38,951,643)
Add: interest of convertible debt	1,990,000	-	-	-
Less: derivatives income	(37,826,129)	-	-	-
Numerator for income (loss) per common share - diluted	$(233,832)	$(12,342,462)	$(54,202,385)	$(38,951,643)

Weighted average common shares outstanding - basic	1,136,231,561	11,247,054	472,432,161	8,811,489
Effect of dilutive securities:
Warrants	19,363,556	-	-	-
Preferred shares	-
Convertible notes payable	1,350,550,561	-	-	-
Weighted average common shares outstanding – diluted	2,506,145,678	11,247,054	472,432,161	8,811,489
Net income (loss) per common share - diluted	$(0.00)	$(1.10)	$(0.11)	$(4.42)

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the nine months ended September 30, 2020 and 2019 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	September 30, 2020	September 30, 2019
Stock warrants	54,746,723	3,520,827
Stock options	80,000	80,000
Convertible debt	1,350,550,561	987,936
Series B convertible preferred stock	700,000	1,700,000
Series D convertible preferred stock	124,376,000	-

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Pursuant to ASC 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, the Company reflects Save On as discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The business of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. As of September 30, 2020 and December 31, 2019, the Company did not have any remaining assets and liabilities classified as discontinued operations in the Company’s condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.

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

The summarized operating result of discontinued operations included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$1,491,253
Cost of revenues	-	-	-	1,114,269
Gross profit	-	-	-	376,984
Operating expenses	-	-	-	1,058,410
Loss from discontinued operations	-	-	-	(681,426)
Loss on disposal of discontinued operations	-	-	-	-
Loss from discontinued operations, net of income taxes	$-	$-	$-	$(681,426)

NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2020 and December 31, 2019, accounts receivable, net consisted of the following:

	September 30, 2020	December 31, 2019
Accounts receivable	$355,393	$983,771
Allowance for doubtful accounts	(20,000)	(20,000)
Accounts receivable, net	$335,393	$963,771

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Life	September 30, 2020	December 31, 2019
Delivery trucks and vehicles	5 - 6 years	$761,652	$301,142
Equipment	5 years	3,470	3,470
Subtotal		765,122	304,612
Less: accumulated depreciation		(106,307)	(64,206)
Property and equipment, net		$658,815	$240,406

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

For the nine months ended September 30, 2020 and 2019, depreciation expense is included in general and administrative expenses and amounted to $42,101 and $130,035, respectively. During the nine months ended September 30, 2019, the Company traded in, sold or disposed of delivery trucks and vehicles of $783,511 with related accumulated depreciation of $176,178, and received cash of $81,000 and reduced notes payable of $330,709, resulting in a loss of $195,624 which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

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

September 30, 2020

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

During the nine months ended September 30, 2020, the Company issued 96,661,102 shares of its common stock upon the conversion of debt of $510,000 and accrued interest of $158,141. Upon conversion, the Company reclassified put premium of $385,385 to paid-in capital.

The aggregate principal amounts due as of September 30, 2020 and December 31, 2019 amounted to $0 and $895,385, which included a put premium of $0 and $385,385, and principal balance of $0 and $510,000, and was included in convertible notes payable, a current liability, on the accompanying consolidated balance sheet, respectively.

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

September 30, 2020

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

Convertible debt modifications and warrant cancellations

On April 9, 2019 (the “Bellridge Modification Date”), the Company entered into an agreement with Bellridge (the “Bellridge Modification Agreement”) that modified its existing obligations to Bellridge as follows:

●	the overall principal amount of the Bellridge Note was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, to be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge would not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares are to be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to the Bellridge Modification Agreement. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 in April 2019. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common stock;

●	the maturity date of the Bellridge Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory notes) which results in gross proceeds to the Company of at least $4,000,000, then the Company will use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Bellridge Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company will use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Bellridge Note;

●	the convertibility of the Bellridge Note was amended such that the Bellridge Note is only convertible at a conversion price to be mutually agreed upon between the Company and the holder. In July 2020, the parties agreed to a fixed conversion price of $0.02 per share, although final documents are pending.

●	the registration rights previously granted to Bellridge were eliminated; and

●	The First Bellridge Warrant and the Second Bellridge Warrant were cancelled and of no further force or effect as of the Bellridge Modification Date. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

In addition, on the Bellridge Modification Date, warrant holders holding warrants exercisable into an aggregate of 4.75% of the outstanding common stock of the Company all agreed to exercise such warrants for an aggregate of 240,000 shares of common stock of the Company.

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company common stock. In the agreement, Bellridge also agrees to release its claims against the Company and its senior management in a definitive settlement agreement. However, the August 3 agreement did not contain a release of claims by either party.

During the three months ended September 30, 2020, the Company issued 107,500,001 shares of its common stock upon the conversion of debt of $1,813,402, accrued interest of $70,671 and any amounts due. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $512,366 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances converted at the conversion price.

At September 30, 2020 and December 31, 2019, convertible notes payable related to this convertible debt amounted to $0 and $1,813,402, which consists of $0 and $1,813,402 of principal balance due and is net of unamortized debt discount of $0, respectively.

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

The August 2019 Notes initially bear interest at 10% per annum and become due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four-month anniversary of the August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, an “August 2019 Amortization Payment”), are due and payable, until November 30, 2020 at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the August 2019 Notes will be immediately due and payable. The Company’s August 2019 Note Amortization Payments due on December 30, 2019 were paid on January 6, 2020 and the Company did not receive any default notice for this late payment. The August 2019 Note Amortization Payments are made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (an “August 2019 Note Stock Payment”). If the investor requests an August 2019 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable August 2019 Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Amortization Payment.

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

September 30, 2020

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

The August 2019 Notes and related August 2019 Warrants include down-round provisions under which the August 2019 Note conversion price and August 2019 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. On September 6, 2019, the Company sold shares of its common stock at $2.50 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the August 2019 Notes was reduced to $2.50 per share and the number of shares issuable upon exercise of the warrants was increased to 1,383,116 and the exercise price was lowered to $2.50. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of August 2019 Notes was reduced to $0.40 per share, and the number of shares issuable upon exercise of the warrants was increased to 8,644,474 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $17,836,244 which represents the fair value transferred to the warrant holders from the down round feature being triggered. The Company calculated the difference between the warrants fair value on January 7, 2020, the date the down- round feature was triggered using the current exercise price and the new exercise price and the new number shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. As discussed in summary of derivative liabilities below, as of January 30, 2020, the August 2019 Warrants are treated as derivative liabilities. Subsequent to January 7, 2020, additional down-round protection was triggered. As of September 30, 2020, the conversion price on the August 2019 Notes was lowered to $0.006 per share, the exercise price of the August 2019 Warrants was lowered to $0.006 per share, and the number shares issuable upon exercise of the August 2019 Warrants was increased.

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

During the six months ended June 30, 2020, the Company repaid principal of $257,139, settled $128,674 of debt, and the Company issued 293,677,788 shares of its common stock upon the conversion of principal and default interest of $2,118,311, accrued interest of $48,685 and fees of $1,000. Additionally, accrued interest payable of $84,416 was reclassified to principal balance. During the three months ended September 30, 2020, the Company issued 39,885,602 shares of its common stock upon the conversion of principal and default interest of $284,249, accrued interest of $8,450 and fees of $900.

Additionally, on July 20, 2020 and July 22, 2020, the Company entered Exchange Agreements (the “Exchange Agreements”) with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock (the “Series D”) (See Note 8). Pursuant to the Exchange Agreements, the Investors exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $500,184, accrued interest payable of $85,828, and Warrants to purchase 423,159,293 shares of Common Stock for 522,726 shares of Series D (the “Exchange”). In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $239,678 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances and accrued interest converted at the conversion price.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

In connection with Exchange, the Company and Investors entered into leak-out agreements, dated as of July 20, 2020 and July 22, 2020 (the “Leak-Out Agreements”), whereby the respective Investor agreed that, until the earliest to occur of (a) 120 days from date of Exchange Agreement, (b) the common stock trading at an average reported volume of at least 100,000,001 shares for three consecutive trading days, (c) the price per share of the common stock exceeding $0.10 in a transaction, (d) the time of release (whether by termination of an applicable leak-out agreement or otherwise), in whole or in part, of any leak-out agreement with any other holder of securities, or (e) any breach by the Company of any term of the Leak-Out Agreement that is not cured within five trading days following delivery of written notice of such breach by the respective Investor to the Company, neither Investor, nor any of its Affiliates (as defined in the respective Leak-Out Agreement), collectively, shall sell, on any trading day, more than 10% of the common stock sold on such trading day.

At September 30, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $22,064, which consists of $22,064 of principal balance and default interest due. At December 31, 2019, convertible notes payable related to August 30, 2019 convertible debt amounted to $658,623, which consists of $2,469,840 of principal balance due and is net of unamortized debt discount of $1,811,217.

October 3, 2019 convertible debt and related warrants

On October 3, 2019, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”), and warrants to purchase up to 66,401 shares of the Company’s common stock (the “October 3 Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discount of $16,667. The October 3 Note initially bore interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the October 3 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “October 3 Note Amortization Payment”), are due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the October 3 Notes will be immediately due and payable. The October 3 Note Amortization Payments are made in cash unless the investor payment in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the investor requests an October 3 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The October 3 Note and related October 3 Warrant include a down-round provision under which the October 3 Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the convertible debt and warrant down-round provisions were triggered. As a result, the conversion price and the exercise price were lowered to $2.50 and the number of shares issuable upon exercise of the warrants was increased to 66,667. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the October 3 Note was reduced to $0.40 per share, and the number of shares issuable upon exercise of the warrants was increased to 416,669 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the October 3 Warrant holder from the down-round feature being triggered. The Company calculated the difference between the October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. As discussed in summary of derivative liabilities below, as of January 30, 2020, the October 3 Warrant is treated as derivative liabilities. Subsequent to January 7, 2020, additional down-round protection was triggered. As of September 30, 2020, the conversion price on the October 3 Note was lowered to $0.006 per share, the exercise price of the October 3 Warrant was lowered to $0.006 per share, and the number of shares issuable upon exercise of the October 3 Warrant was increased.

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

During the nine months ended September 30, 2020, the Company issued 27,525,109 shares of its common stock upon the conversion of principal and default interest of $216,667, accrued interest of $11,774, fees of $5,000, and additional interest expense of $2,180.

At September 30, 2020, convertible notes payable related to the October 3, 2019 convertible debt amounted to $0. At December 31, 2019, convertible notes payable related to the October 3, 2019 convertible debt amounted to $33,334, which consists of $166,667 of principal balance due and is net of unamortized debt discount of $133,333.

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

Each Fall 2019 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise. The Fall 2019 Notes do not contain anti-dilutive provisions. In May 2020 and June 2020, due to the default of a May 2020 and June 2020 Fall 2019 Note Amortization Payments, the Fall 2019 Notes were deemed in default. Accordingly, default interest accrues at 18% and the Fall 2019 Notes became due on the respective dates of default. As of September 30, 2020, no repayments have been made on the Fall 2019 Notes.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

At September 30, 2020, convertible notes payable related to the Fall 2019 Notes amounted to $430,783, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $69,217. At December 31, 2019, convertible notes payable related to the Fall 2019 Notes amounted to $233,600, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $266,400.

Q1/Q2 convertible debt and related warrants

During the nine months ended September 30, 2020, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,068,000 (the “Q1/Q2 2020 Notes”), and warrants to purchase up to 827,200 shares of the Company’s common stock (the “Q1/Q2 2020 Warrants”). The Company received net proceeds of $1,880,000, which is net of a 10% original issue discounts of $188,000. The Q1/Q2 2020 Notes initially bore interest at 6% per annum and become due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1/Q2 2020 Note. During the existence of an Event of Default (as defined in the applicable Q1/Q2 2020 Note), which includes, amongst other events, any default in the payment of principal and interest payments (including Q1/Q2 2020 Note Amortization Payments) under any Q1/Q2 2020 Note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each Q1/Q2 2020 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, a “Q1/Q2 2020 Note Amortization Payment”), will be due and payable, until the Maturity Date (as defined in the applicable Q1/Q2 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable on such Q1/Q2 2020 Note will be immediately due and payable. The Q1/Q2 2020 Note Amortization Payments will be made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, a “Q1/Q2 2020 Note Stock Payment”). If a holder of a Q1/Q2 2020 Note requests a Q1/Q2 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable Q1 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable Q1/Q2 2020 Note) during the five Trading Day (as defined in the applicable Q1/Q2 2020 Note) period prior to the due date of such Q1/Q2 2020 Note Amortization Payment.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

In connection with the issuance of the January 2020 warrants, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and paid-in capital, and shall be amortized over the term of the Q1/Q2 2020 Notes. In connection with the issuance of the notes in January, February, March and April 2020 and the issuance of the warrants in February, March and April 2020, the Company determined that various terms of these Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed above, caused derivative treatment of the embedded conversion options and warrants. During the nine months ended September 30, 2020, on the initial measurement dates, the fair values of the embedded conversion option and warrant derivatives of $8,817,568 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $1,287,474, with the remainder of $7,530,095 charged to current period operations as initial derivative expense.

The Q1/Q2 2020 Notes include a down-round provision under which the Q1/Q2 2020 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the nine months ended September 30, 2020, down-provisions were triggered. As of September 30, 2020, the conversion price of the Q1/Q2 Notes was lowered to $0.006 per share.

Due to the default of amortization payments due on our August 2019 Notes and other notes as discussed above, the Q1/Q2 2020 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $620,400, default interest accrues at 18%, and the default conversion terms apply.

During the three months ended September 30, 2020, the Company issued 291,796,804 shares of its common stock upon the conversion of principal and default interest of $1,887,000 and accrued interest of $3,731.

At September 30, 2020, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $698,821, which consists of $801,400 of principal balance due and is net of unamortized debt discount of $102,579.

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

September 30, 2020

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

The April 20 Note includes a down-round provision under which the April 20 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the nine months ended September 30, 2020, down-provisions were triggered. As of September 30, 2020, the conversion price of the April 20 Note was lowered to $0.006 per share.

During the three months ended September 30, 2020, the Company issued 38,500,000 shares of its common stock upon the conversion of principal and default interest of $231,000.

At September 30, 2020, convertible notes payable related to the April 20 Note amounted to $187,293, which consists of $362,450 of principal balance and default interest due and is net of unamortized debt discount of $175,157.

Summary of derivative liabilities for the nine months ended September 30, 2020

During the nine months ended September 30, 2020, due to the non-payment of amortization payments due, substantially all convertible notes were deemed in default. Accordingly, for substantially all of the loans in default, the aggregate outstanding principal balance on date of default increased by 30% which amounted to an aggregate amount of $1,531,335. This default amount due of $1,531,335 was recorded as interest expense on the accompanying condensed consolidated statement of operations. Since the default principal due is convertible at the same default terms contained in the related convertible notes, the Company determined that various terms of the convertible notes discussed above caused derivative treatment of the embedded conversion options related to the default principal due. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option related to the default principal due were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives related to the default principal due was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the default principal due, during the nine months ended September 30, 2020, on the initial measurement date, the fair values of the embedded conversion option derivatives related to default principal due of $6,340,248 was recorded as derivative liabilities and charged to current period operations as initial derivative expense.

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

In connection with the issuance of the Q1/Q2 2020 Notes and the warrants issued in February, March and April 2020, the Company determined that various terms of the Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed above, caused derivative treatment of the embedded conversion options and warrants. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Q1/Q2 2020 Notes and certain warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants was determined using the Binomial valuation model. At the end of each period and on the date that the Q1/Q2 2020 Notes are converted into common shares, the Company revalues the embedded conversion option derivative liabilities. During the nine months ended September 30, 2020, on the initial measurement dates, the fair values of the embedded conversion option and warrant derivatives of $8,817,568 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $1,287,473, with the remainder of $7,530,095 charged to current period operations as initial derivative expense.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

In connection with the issuance of the April 20 Note, the Company determined that various terms of the April 20 Note, including the default provisions in the April 20 Note discussed above, caused derivative treatment of the embedded conversion options and warrants. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the April 20 Note were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivative was determined using the Binomial valuation model. At the end of each period and on the date that the April 20 Note are converted into common shares, the Company revalues the embedded conversion option derivative liabilities. During the nine months ended September 30, 2020, on the initial measurement dates, the fair values of the embedded conversion option of $1,436,725 was recorded as derivative liability and was allocated as a debt discount up to the net proceeds of the April 20 Note of $415,000, with the remainder of $1,021,725 charged to current period operations as initial derivative expense.

In connection with the period end revaluations and the initial derivative expense recorded, the Company recorded aggregate derivative expense of $31,835,642 and $56,018,849 for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 and 2019, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model and the Monte-Carlo simulation model with the following assumptions:

	2020	2019
Expected dividend rate	-	-
Expected term (in years)	1.00 to 5.00	0.05 to 5.00
Volatility	154.2% to 370.0%	217.6% to 228.7%
Risk-free interest rate	0.12% to 1.62%	1.39% to 2.40%

At September 30, 2020 and December 31, 2019, convertible promissory notes are as follows:

	September 30, 2020	December 31, 2019
Principal amount	$1,685,914	$5,459,909
Add: put premium	-	385,385
Less: unamortized debt discount	(346,953)	(2,210,950)
Convertible notes payable, net	1,338,961	3,634,344
Less: current portion of convertible notes payable	(1,338,961)	(3,634,344)
Convertible notes payable, net – long-term	$-	$-

For the nine months ended September 30, 2020 and 2019, amortization of debt discounts related to convertible notes amounted to $4,058,842 and $594,924, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 7 – NOTES PAYABLE

Secured merchant loans

From November 22, 2019 to December 31, 2019, the Company entered into several secured merchant loans in the aggregate amount of $2,283,540. The Company received net proceeds of $1,355,986, net of original issue discounts and origination fees of $927,554. Pursuant to these several secured merchant loans, the Company was required to pay the noteholders by making daily and/or weekly payments on each business day or week until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $464,344 of the loans. During the three months ended March 31, 2020, the Company entered into a new secured merchant loan in the aggregate amount of $1,274,150, which consisted of $670,700 of principal transferred to this new loan by two of these secured merchants. The Company received net proceeds of $150,000, net of original issue discounts and origination fees of $453,450. During the nine months ended September 30, 2020, the Company repaid an aggregate of $1,954,930 of these loans, which includes payments pursuant to settlement agreements as discussed below.

●	In connection with a settlement agreement dated March 4, 2020, the Company paid off a merchant loan with a principal balance of $936,410 for a payment of $600,000 which was made by the Company in March 2020.

●	In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $233,434 in full settlement for a merchant loan of with a principal balance of $364,740. The payment was due on March 11, 2020. During the nine months ended September 30, 2020, the Company paid $233,434 of this settlement.

●	In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $275,000 in full settlement for a merchant loan with a principal balance of $272,700 and a senior secured convertible debt in the amount of $95,874 and cancellation of 40,300 warrants held by the same creditor. The settlement payment was due, in full, on March 12, 2020; however, due to cash constraints at the time, the Company paid the $275,000 in weekly installments, which the creditor accepted, with its final payment on May 12, 2020. The Company paid $275,000 during the nine months ended September 30, 2020. While the Company never received a default or demand letter, the creditor verbally told the Company on May 12, 2020, that the original full amount should be paid, although the creditor has not made any formal demand or commenced any action. The Company believes any such claim, if made, would be without merit.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

In connection with these settlement agreements, the Company recorded a loss on debt extinguishment of $76,777 which consisted of the payment of cash of $67,548 and the write off of debt of remaining debt discount of $614,809, offset by the reduction of principal balance of $596,390 and accrued interest payable of $9,190.

At September 30, 2020, there were no secured merchant loans due and outstanding. At December 31, 2019, notes payable related to these secured merchant loans amounted to $1,057,074, which consists of $1,819,196 of principal balance due and is net of unamortized debt discount of $762,122.

Promissory notes

In connection with the acquisition of Prime EFS on June 18, 2018, the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). In May 2020, the Company settled one of these notes with a balance of $18,102 for a payment of $15,000 and, accordingly, the Company recorded a gain on debt extinguishment of $3,102. At September 30, 2020 and December 31, 2019, notes payable related to Assumed Secured Merchant Loans and promissory notes amounted to $80,490 and $98,592, respectively.

On August 28, 2019, a remaining secured merchant loan balance of $184,750 was converted into a new note. Pursuant to this new note, the Company will pay the lender in twelve monthly installments of $17,705 beginning on November 25, 2019 to the maturity date of November 25, 2020. This new note bears interest at 15% per annum. This note is secured by the Company’s assets and is personally guaranteed by the former majority member of Prime EFS. During the nine months ended September 30, 2020, the Company repaid $176,339 of this note. At September 30, 2020 and December 31, 2019, notes payable related to the new note amounted to $0 and $176,339.

On August 28, 2019, secured merchant loan balances of $261,630 were converted into new notes payable. During the three months ended September 30, 2020, the Company repaid $135,742 of these notes. Pursuant to these new notes, the Company will pay the lenders in twelve monthly installments of $25,073 beginning on November 25, 2019 to the maturity date of November 25, 2020. During the nine months ended September 30, 2020, the Company repaid $249,704 of these notes. During the nine months ended September 30, 2020, $4,846 of accrued interest payable was reclassified to the principal balance. At September 30, 2020 and December 31, 2019, notes payable related to these notes amounted to $0 and $244,858, respectively.

In connection with the acquisition of Prime EFS, the Company assumed several notes payable liabilities due to entities or individuals. These notes have effective interest rates ranging from 7% to 10%, and are unsecured. At September 30, 2020 and December 31, 2019, remaining notes payable to an entity amounted to $40,000 and $40,000, respectively.

From October 31, 2018 to December 31, 2018, the Company entered into Original Discount Senior Secured Demand Promissory Notes with an investor (the “Fall 2018 Promissory Notes”). Pursuant to the Fall 2018 Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of the Fall 2018 Promissory Notes. During the year ended December 31, 2019, the Company repaid $437,532 of the Fall 2018 Promissory Notes and interest due of $36,760 was reclassified to principal amount due. During the nine months ended September 30, 2020, the Company repaid $149,228 of the Fall 2018 Promissory Notes. At September 30, 2020 and December 31, 2019, notes payable to this entity amounted to $0 and $149,228, respectively. The remaining Fall 2018 Promissory Notes were payable on demand. The Fall 2018 Promissory Notes were secured by the Company’s assets.

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These notes were due between 45 and 273 days from the respective note issuance date. In connection with these promissory notes, in 2019, the Company issued 58,000 warrants to purchase 58,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five-year period. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. During the nine months ended September 30, 2020, the Company borrowed additional fund from individuals of $443,000, and received net proceeds of $423,000, net of original issue discount of $20,000, the Company repaid $320,500 of these funds, and a note with a principal balance of $195,000 was transferred into the April 20 convertible note discussed above. Furthermore, on June 30, 2020, one of these notes with a principal balance due of $150,000 and accrued interest payable of $82,274 was settled and a new note was entered into with a principal balance of $200,000. This new note bears no interest and is payable in monthly payments of $7,500 commencing on July 1, 2020 until paid in full. At September 30, 2020 and December 31, 2019, notes payable to these individuals amounted to $397,500 and $420,000, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Equipment and auto notes payable

In connection with the acquisition of Prime EFS, the Company assumed several equipment notes payable liabilities due to entities. At September 30, 2020 and December 31, 2019, equipment notes payable to these entities amounted to $46,849 and $57,001, respectively.

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. At September 30, 2020 and December 31, 2019, auto notes payable to these entities amounted to $159,533 and $181,911, respectively.

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note is due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments are due monthly commencing on January 27, 2020. The note is secured by the trucks and is personally guaranteed by the Company’s chief executive officer. During the nine months ended September 30, 2020, the Company repaid $58,135 of this note. At September 30, 2020, equipment note payable to this entity amounted to $402,375.

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

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty- four-week period that commenced on May 1, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs. Any forgiveness of these PPP Loans will be subject to approval by the SBA and M&T Bank and will require Prime EFS and Shypdirect to apply for such treatment in the future. The Company exhausted such funds in the third quarter and file for forgiveness in the fourth quarter, although there is no guarantee that such forgiveness will be granted.

At September 30, 2020 and December 31, 2019, notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Principal amounts	$4,572,899	$3,187,125
Less: unamortized debt discount	-	(762,122)
Principal amounts, net	4,572,899	2,425,003
Less: current portion of notes payable	(4,079,592)	(2,425,003)
Notes payable – long-term	$493,307	$-

For the nine months ended September 30, 2020 and 2019, amortization of debt discounts related to notes payable amounted to $605,763 and $1,880,312, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

On July 24, 2020, the Company issued 1,000,000 shares of its common stock upon conversion of 1,000,000 shares of Series B Preferred shares.

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

On June 5, 2020, the Company sold to John Mercadante, for $100, one share of Series C Preferred Stock which has voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue. Upon the effectiveness of the amendment on July 20, 2020, the Series C Preferred Stock was automatically cancelled. The Series C Preferred Stock was not entitled to vote on any other matter, was not entitled to dividends, was not convertible into any other security of the Company and was not entitled to any distributions upon liquidation of the Company.

Series D preferred shares

In connection with Exchange Agreements (See Note 6), the Board of Directors (the “Board”) created the Series D pursuant to the authority vested in the Board by the Company’s Amended and Restated Articles of Incorporation to issue up to 10,000,0000 shares of preferred stock, $0.001 par value per share. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On July 20, 2020, the Board filed the Certificate of Designation of Preferences (“COD”), Rights and Limitations of Series D Preferred Stock (the “Series D COD”) with the Secretary of State of the State of Nevada designating 1,250,000 shares of preferred stock as Series D. The Series D does not have the right to vote. The Series D has a stated value of $6.00 per share (the “Stated Value”). Subject only to the liquidation rights of the holders of Series B Preferred Stock that is currently issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series D is entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis. Until July 20, 2021, the holders of Series D have the right to participate, pro rata, in each subsequent financing in an amount up to 25% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

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

On July 20, 2020 and July 22, 2020, the Company entered Exchange Agreements (See Note 6) with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock. Pursuant to the Exchange Agreements, the Investors exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $500,184, accrued interest payable of $85,827, and Warrants to purchase 423,159,293 shares of Common Stock for 522,726 shares of Series D (the “Exchange”). In connection with the issuance of the Series D shares, the Company recorded a loss on debt extinguishment of $239,678 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances and accrued interest converted at the conversion price.

During the period from July 1, 2020 to September 30, 2020, the Company issued 398,350,000 shares of its common stock in connection with the conversion of 398,350 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD.

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

September 30, 2020

On June 14, 2019, the Company granted 200,000 shares of its common stock to an employee of the Company for services rendered. The shares were valued at $2,200,000, or $11.00 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded stock-based compensation of $2,200,000.

On July 8, 2019, pursuant to a one-year consulting agreement, the Company agreed to issue 50,000 shares of its common stock to a consultant for investor relations services to be rendered. These shares were valued at $125,000, or $2.50 per common share, based on contemporaneous common share sales. 25,000 of these shares vested on January 8, 2020 and 25,000 shares was to vest on July 8, 2020. In connection with these shares, the Company shall record stock-based consulting fees over the vest period of one year. Total unrecognized professional fees related to these unvested common shares at September 30, 2019 amounted to $96,354. At September 30, 2019, the 50,000 shares were reflected as common stock issuable on the accompanying condensed consolidated balance sheet. In April 2020, pursuant to a settlement agreement, 25,000 shares that were non-vested were cancelled. During the nine months ended September 30, 2020 and 2019, aggregate accretion of stock-based professional fees on granted non-vested shares amounted to $36,458 and $28,646, respectively.

Shares issued in connection with debt modification

On April 9, 2019, the Company entered into an agreement with Bellridge that modified its existing obligations to Bellridge. In connection with this modification, principal balance of the Bellridge Note was reduced to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, which shall be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares will be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to this Agreement. These 800,000 shares issued and issuable were valued at $10,248,000, or $12.81 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000. In August 2019, 100,000 of these shares were issued and 700,000 shares issuable were converted into 700,000 shares of Series B preferred shares.

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

Shares issued in connection with conversion of convertible debt and interest

During the three months ended September 30, 2019, the Company issued 423,711 shares of its common stock and 423,711 warrants at an exercise price of $2.50 per share in connection with the conversion of notes payable of $946,250 and accrued interest of $113,028. These shares were valued at $1,059,277, or $2.50 per common share, based on contemporaneous common share sales. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded.

In connection with a Note Conversion Agreement dated July 12, 2019, the Company issued 203,000 shares of its common stock at $2.50 per share for the conversion of a related party convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible note, the Company issued the entity warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years.

In connection with a Note Conversion Agreement dated July 12, 2019, the Company issued 812,000 shares of its common stock at $2.50 per share for the conversion of related party convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

In connection with the modification of the related convertible notes, the Company changed the conversion price of the notes to $2.50 per share and issued an aggregate if 1,015,000 warrants as discussed above. The Company accounted for the full conversion of these related party convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $3,669,367 of which $1,164,220 is associated with the change between the debt’s original conversion terms and the induced conversion terms and is equal to the fair value of the additional shares of common stock transferred in the transaction, and $2,505,147 association with the valuation of the 1,015,000 warrants.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

During the three months ended September 30, 2020, the Company issued 477,682,407 shares of its common stock in connection with the conversion of convertible notes payable and default interest of $4,215,651, accrued interest of $82,852, and fees of $900. The conversion price was based on contractual terms of the related debt. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $512,366 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances converted at the conversion price.

Shares issued upon cashless exercise of warrants

During the period from June 1, 2020 to June 29, 2020, the Company issued 70,203,889 shares of its common stock in connection with the cashless exercise of warrants. The exercise price was based on contractual terms of the related warrant.

During the period from July 1, 2020 to August 10, 2020, the Company issued 85,710,419 shares of its common stock in connection with the cashless exercise of 83,662,448 warrants. The exercise price was based on contractual terms of the related warrant. In connection with the cashless exercise of warrants, the Company recorded a loss on debt extinguishment of $237,664 which is associated with the fair market value of the excess common shares issued upon the cashless exercise of warrants over the number of shares issuable using the warrant exercise price.

Common shares issued settlement

On July 20, 2020, in connection with the parties’ recent settlement, the Company issued 10,281,018 shares to Bellridge to settle certain claims of Bellridge (see Note 9 under legal matters). These shares were valued at $502,742, or $0.049 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $502,742.

Common shares issued conversion of Series B preferred shares

On July 24, 2020, the Company issued 1,000,000 shares to its common stock upon the conversion of 1,000,000 shares of Series B preferred shares.

Common shares issued conversion of Series D preferred shares

During the three months ended September 30, 2020, the Company issued 398,350,000 shares of its common stock in connection with the conversion of 398,350 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Stock options

Stock option activities for the nine months ended September 30, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	80,000	$8.84	-	$-
Granted	-	-
Cancelled	-	-
Balance Outstanding September 30, 2020	80,000	$8.84	3.58	$-
Exercisable, September 30, 2020	20,000	$8.84	3.58	$-

Warrants

Warrants issued in connection with convertible debt

During the nine months ended September 30, 2020, the Company issued Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock (See Note 6). The Q1/Q2 2020 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the Q1/Q2 2020 Warrants become exercisable. Under the terms of the Q1/Q2 2020 Warrants, the investors are entitled to exercise the Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Q1/Q2 2020 Warrant. In connection with the 374,000 warrants issued in January 2020, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and will be amortized over the term of the notes (see Note 6). In connection with the 453,200 warrants issued in February, March 2020 and April 2020, the Company determined that various terms of these Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed in Note 6, caused derivative treatment of the warrants. During the nine months ended September 30, 2020, on the initial measurement dates, the fair value of the warrant derivatives of $456,858 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $456,858. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6.

Warrant price protection

On August 30, 2019, pursuant to the terms of the August 2019 Purchase Agreements with accredited investors, the Company issued August 2019 Warrants to purchase up to 987,940 shares of the Company’s common stock (See Note 6). The August 2019 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the August 2019 Warrants become exercisable. Under the terms of the August 2019 Warrants, the investors were entitled to exercise the August 2019 Warrants to purchase up to 987,940 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the August 2019 Warrants. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the August 2019 Warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased by 395,176 to 1,383,116 and the exercise price was lowered to $2.50. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased to 8,644,474 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $17,836,244 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between the August 2019 Warrants’ fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Subsequent to January 7, 2020, additional down-round protection was triggered. As of September 30, 2020, the exercise price of the August 2019 Warrants was lowered to $0.006 per share, and the number of shares issuable upon exercise of the warrants was increased.

In August 2019, in connection with the sale of common stock, the Company issued 585,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors. These warrants include down-round provisions under which the warrant exercise price could be affected by future equity offerings undertaken by the Company. During the nine months ended September 30, 2020, down-round provisions were triggered. As of September 30, 2020, the exercise price of these warrants was lowered to $0.006 per share.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

In October 2019, pursuant to the terms of the October 3 Purchase Agreement with an accredited investor, the Company issued the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock (See Note 6). The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the October 3 Warrant becomes exercisable. Under the terms of the October 3 Warrant, the investor is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant. The October 3 Warrant includes a down-round provision under which the October 3 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the October 3 Warrant down-round provisions were triggered. As a result, the October 3 Warrant exercise price was lowered to $2.50 and the number of shares issuable upon exercise of warrants was increased to 66,667. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased to 416,669 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Subsequent to January 7, 2020, additional down-round protection was triggered. As of September 30, 2020, the exercise price of the October 3 Warrant was lowered to $0.006 per share, and the number of shares issuable upon exercise of the October 3 Warrant was increased.

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

On June 16, 2020, the Company issued an aggregate of 28,100,000 five-year warrants to purchase 28,100,000 shares of the Company’s common stock at an exercise price of $0.06 per share, subject to adjustment as defined in the respective warrant to two consultants for services rendered. On June 16, 2020, the Company calculated the fair value of these warrants of $1,963,291 which was calculated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term of 5 years; volatility of 298.8% and risk-free interest rate of 0.33%. During the nine months ended September 30, 2020, the Company recorded stock-based professional fees of $1,963,291 related to these warrants which has been included in professional fees on the accompanying condensed consolidated statement of operations.

On July 20, 2020 and July 22, 2020, the Company entered Exchange Agreements (see Note 6) with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D (See above). Pursuant to the Exchange Agreements, the Investors exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $500,184, accrued interest payable of $85,828, and Warrants to purchase 423,159,293 shares of Common Stock for 522,726 shares of Series D. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $239,678 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances and accrued interest converted at the conversion price.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Warrant activities for the nine months ended September 30, 2020 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	3,649,861	$2.410	4.66	$311,070
Granted	28,927,200	0.070
Increase in warrants related to price protection	602,626,403	0.006
Cashless exercise of warrants for Series D preferred	(423,159,293)	0.006
Exercised	(157,297,448)	0.006
Balance Outstanding September 30, 2020	54,746,723	$0.018	4.33	$154,908
Exercisable, September 30, 2020	54,746,723	$0.018	4.33	$154,908

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business.

Disputes Between Prime EFS, ELRAC LLC, and Enterprise Leasing Company of Philadelphia, LLC

On or about January 10, 2020, Prime EFS was named as sole defendant in a civil action captioned ELRAC LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “ELRAC Action”). The complaint in the ELRAC Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from ELRAC LLC (“ELRAC”) to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that ELRAC believes were collected by the Company and not reimbursed to ELRAC.

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

During the period it was leasing vans and trucks from ELRAC and its affiliate, Enterprise Leasing Company of Philadelphia, LLC (“Enterprise PA” and, with ELRAC, “Enterprise”), Prime EFS transferred $387,392 in deposits required by Enterprise as security for the payment of deductibles and uninsured damage to Enterprise’s fleet. Despite due demand, Enterprise never accounted to Prime EFS’s satisfaction regarding the application of these deposits. On June 10, 2020, Prime EFS therefore initiated an arbitration (the “Arbitration”) against Enterprise at the American Arbitration Association seeking the return of not less than $327,000 of these deposits.

On October 9, 2020, Enterprise filed its Answer and Counterclaims in the Arbitration. In its Answer, Enterprise denies liability to Prime for $327,000 or any other sum. In its Counterclaims, ELRAC seeks $382,000 in damages and Enterprise PA seeks $256,000 in damages. Enterprise also seeks $62,000 in insurance payments allegedly made by Utica to Prime EFS.

Prime EFS believes the Enterprise Answer and Counterclaims lack merit and intends to defend its position in the Arbitration vigorously. Nevertheless, given the amount of the Counterclaim and the documentation which Enterprise has submitted in the arbitration in support thereof, the Company continues to reflect a liability of $440,000, i.e., the amount originally claimed as damages by ELRAC in the ELRAC Federal Action, as a contingency liability on the Company’s condensed consolidated balance sheet.

BMF Capital v. Prime EFS LLC et al.

As previously reported, in a settlement agreement entered into as of March 6, 2020, the Company’s wholly-owned subsidiary Prime EFS agreed to pay BMF Capital (“BMF”) $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS common stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs). Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. As more than eight months have now passed, and BMF has not again contacted Prime EFS concerning this matter, Prime EFS believes this matter to now be closed.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Bellridge Capital, L.P. and SCS, LLC v. TLSS

By letter dated April 28, 2020, a prior investor in the Company, Bellridge Capital, L.P. (“Bellridge”), claimed that the Company was in breach of its obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, an April 2019 promissory note. In the April 28, 2020 letter, Bellridge contended that TLSS owed Bellridge $1,978,557.76 as of that date. In a purported standstill agreement subsequently proposed by Bellridge, Bellridge claimed that TLSS owed it $2,271,099.83, a figure which allegedly includes default rate interest. Bellridge also claimed that a subordination agreement it signed with the Company on August 30, 2019, was void ab initio. Bellridge also demanded the conversion of approximately $20,000 in indebtedness into the common stock of the Company, a conversion which the Company had not effectuated at the time because the parties had not come to agreement on a conversion price. Such agreement was required for Bellridge to exercise its conversion rights under an agreement dated April 9, 2019 between Bellridge and the Company.

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company common stock. In the agreement, Bellridge also agrees to release its claims against the Company and its senior management in a definitive settlement agreement. However, the August 3 agreement did not contain a release of claims by either party.

On September 11, 2020, Bellridge filed a civil action against the Company, John Mercadante and Douglas Cerny in the United States District Court for the Southern District of New York, captioned Bellridge Capital, L.P. v. Transportation and Logistics Systems, Inc., John Mercadante and Douglas Cerny. The case was assigned Case No. 20-cv-7485. The complaint alleges two separate claims (the first and second claims for relief) for purported violations of section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, against the Company, Mr. Mercadante and/or Mr. Cerny; a claim (the third claim for relief) purportedly for control person liability under section 20(a) of the Exchange Act against Messrs. Mercadante and Cerny; a claim (the fourth claim for relief) purportedly for fraudulent inducement against the Company; a claim (the fifth claim for relief) against the Company purportedly for breach of an exchange agreement between Bellridge Capital, L.P. (“Bellridge”) and the Company allegedly dated April 13, 2019 (the “Purported Exchange Agreement”); a claim (the sixth claim for relief) against the Company purportedly for specific performance of the Purported Exchange Agreement; a claim against the Company (the seventh claim for relief) for purported non-payment of a promissory note dated December 26, 2018 pursuant to which the Company borrowed $300,000 and committed to pay Bellridge $330,000 on or by March 15, 2019 plus 10% interest per annum (the “December 2018 Note”); a claim (the eighth claim for relief) purportedly for a declaratory judgment that the Company allegedly failed to comply with a condition precedent to the effectiveness of a subordination agreement (the “Subordination Agreement”) executed and delivered in connection with the Purported Exchange Agreement; and a claim (the ninth claim for relief) for breach of an assignment agreement, executed on or about July 20, 2018 (the “Partial Assignment Agreement”) in connection with a purchase of 50,000 shares of Company convertible preferred stock, by Bellridge, from a third party.

The damages sought under the first, second and third claims for relief are not specified in the complaint. The fourth claim for relief seeks $128,394 in damages exclusive of interest and costs. The fifth claim for relief seeks $582,847 in damages exclusive of interest and costs. The sixth claim for relief demands that the Company honor allegedly outstanding stock conversions served by Bellridge at a price of $0.00545 per share. The seventh claim for relief seeks $267,970 in damages exclusive of interest and costs. The eighth claim for relief seeks a declaration that the Subordination Agreement is null and void. The ninth claim for relief seeks the difference between the conversion price of the shares at time of the originally requested conversion and the price on the actual date of conversion, plus liquidated damages of $57,960.

Briefly, the complaint in this action alleges, among other things, that the Company failed to make payments required under two promissory notes, namely the December 2018 Note and a convertible promissory note issued June 18, 2018 as amended by the Purported Exchange Agreement (the “June 2018 Note”). The complaint also alleges that the Company and its senior officer gave false assurances about a potential PIPE transaction in order to induce Bellridge to execute and deliver the Purported Exchange Agreement and the Subordination Agreement. The complaint also alleges that the Company failed to honor certain conversion notices issued by Bellridge and/or failed to negotiate an exercise price in good faith, allegedly as required by the Partial Assignment Agreement and/or the Purported Exchange Agreement. The forgoing discussion does no more than summarize certain of the major allegations of a complaint running 25 pages. Readers wishing additional information should review the complaint and/or discuss same with management. The Company believes it has substantial defenses to some or all claims in the complaint, including without limitation the defense usury. Both the Company and Mr. Mercadante intend to defend this case vigorously.

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

The plaintiff in this action, SCS, LLC (“SCS”) alleges it is a limited liability company that entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

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

On July 31, 2020, SCS moved for summary judgment in this action. On August 18, 2020, the Company moved to dismiss this action for lack of subject matter jurisdiction. In its motion, among other things, the Company asserted that the New York court lacks subject matter jurisdiction because neither party was formed under New York law; neither party maintains an office in the State of New York; the consulting agreement between the parties dated September 5, 2019 was not performed in the State of New York; and, it was anticipated, at the time of contracting, that the bulk of SCS’s consulting services thereunder would be rendered in Florida, not New York.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On November 4, 2020, Supreme Court, New York County, heard argument on the Company’s motion to dismiss, granted the motion, and denied SCS’s motion summary judgment as moot (the “Decision”). SCS has a right to seek reconsideration and/or to take and perfect an appeal from the Decision within time periods prescribed by New York Civil Practice Law and Rules and related court rules.

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

The Company’s current management has tendered the complaint to its directors’ and officers’ liability carrier for defense and indemnity purposes, which coverage is subject to a $250,000 self-insured retention or “deductible.” Company management, Mr. Giordano and Ascentaur LLC each advise that they deny each and every allegation of wrongdoing alleged in the complaint. Among other things, current management asserts that it made every effort to consummate an equity offering in late 2019 and early 2020 and could not do so solely because of the Company’s precarious financial condition. Current management also asserts it made clear to SCS and other preferred equity holders, before they converted their shares into common stock, that there was no guarantee the Company would be able to consummate an equity offering in late 2019 or early 2020. In addition, current management asserts that it received equity in the Company on terms that were entirely fair to the Company and entered into MCA transactions solely because there was no other financing available to the Company.

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

SCS has a right to file court papers opposing the above motion and thereafter the defendants have a right to file reply papers in further support of the motion (the “MTD”). To date, the court has not entered an order scheduling these filings or a hearing on the MTD.

In the interim, SCS has propounded certain discovery requests to Mr. Giordano concerning his personal jurisdiction and de facto officer defenses to which Mr. Giordano responded in timely fashion, to the extent required by Florida court rules.

While they hope to prevail on the motion, win or lose, current Company management, Mr. Giordano and Ascentaur LLC advise that they intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

It is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Frank Mazzola v. Prime EFS, et al.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On July 24, 2020, Prime EFS terminated the employment of Frank Mazzola effective that day. On July 27, 2020, Mr. Mazzola filed a Complaint and Jury Demand in the United States District Court for the Southern District of New York in which he named as defendants Prime EFS, the Company, John Mercadante and Douglas Cerny. The case was assigned # 1:20-CV-5788-VM. In this action, Mr. Mazzola alleges that he had an employment agreement with Prime EFS and that Prime EFS breached the alleged employment agreement through two alleged pay reductions and by terminating his employment. The Complaint contains eight counts: (1) breach of contract against Prime EFS; (2) breach of the covenant of good faith and fair dealing against Prime EFS; (3) intentional misrepresentation against Prime EFS, the Company and Mr. Mercadante; (4) negligent misrepresentation against Prime EFS, the Company and Mr. Mercadante; (5) tortious interference with contract against the Company, Mr. Mercadante and Mr. Cerny; (6) tortious interference with prospective economic advantage against the Company, Mr. Mercadante and Mr. Cerny; (7) conversion against all defendants; and (8) unjust enrichment against all defendants. Mr. Mazzola seeks specific performance of the alleged employment agreement and damages of not less than $3 million.

Without Answering the Complaint, on August 14, 2020, the defendants objected to the Complaint on the grounds of lack of personal jurisdiction, improper venue and because the Complaint failed to state a claim upon which relief could be granted. On August 25, 2020, the Court ordered Mr. Mazzola to respond to the defendant’s objections within three days. On August 28, 2020, Mr. Mazzola voluntarily withdrew the action.

On September 1, 2020, Mr. Mazzola served the defendants with a Complaint and Jury Demand that Mr. Mazzola filed in the Superior Court of New Jersey, Law Division, Bergen County, docket number BER-L-004967-20. The Complaint alleged the same claims as those set forth in the Complaint that Mr. Mazzola had filed in the now withdrawn New York federal lawsuit. On September 28, 2020, the defendants removed the New Jersey state court lawsuit to the United States District Court for the District of New Jersey, which has been assigned civil action number 2:20-cv-13387-BRM-ESK. On October 5, 2020, all defendants filed a motion to dismiss each and every claim asserted against then in the New Jersey federal action. The briefing and hearing of defendants’ motion have been adjourned owing to plaintiff Frank Mazzola’s decision to replace his lawyer in this action.

All defendants believe the complaint lacks merit and intend to mount a vigorous defense to the action.

It is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Rosemary Mazzola v. TLSS and Douglas Cerny

On September 19, 2020, attorneys for Frank Mazzola’s mother, Rosemary Mazzola, filed an action in the United States District Court for the Southern District of New York against the Company and Douglas Cerny. The case was assigned docket number 1:20-cv-7582 and assigned to USDJ Gregory H. Woods. In this action, Ms. Mazzola claims that the Company entered into and breached an unspecified contract by failing to pay her $94,000. In addition, the complaint claims that, although he was not a party to the unspecified contract, Mr. Cerny falsely represented that the Company intended to “repay” Ms. Mazzola $94,000 plus interest. The complaint seeks $94,000 from each defendant, plus late fees, costs, prejudgment interest and attorneys’ fees and, from Mr. Cerny punitive damages in an unspecified amount. The complaint also alleges claims for account stated and breach of implied warranty of good faith and fair dealing, allegedly premised on the same indebtedness.

On October 26, 2020, in lieu of filing an answer, all defendants, by counsel, submitted timely a letter motion (the “Oct. 26 Letter Motion”) for leave to file a motion to dismiss the complaint, which filing pointed out numerous alleged deficiencies with the complaint. Among other things, in the Oct. 26 Letter Motion, defendants pointed out (a) that Mr. Cerny is not a proper defendant and that, in event, the Court lacks personal jurisdiction over him; (b) that the only conceivable contract on which the complaint could be based is the Amended and Restated Stock Purchase Agreement, dated September 30, 2018, pursuant to which Mrs. Mazzola and others sold their membership interests in Prime EFS to the Company; (c) that pursuant to that contract, “[i]n lieu of the receipt of cash by Rosemary Mazzola at Closing, Rosemary Mazzola has agreed to loan such cash amount [$489,174] to the Company” — defined to be Prime EFS, not the Company; and (d) therefore, that the only entity with an obligation to pay any amounts allegedly due to Mrs. Mazzola under the 2018 agreement is Prime EFS, not the Company.

In addition, in the Oct. 26 Letter Motion, defendants assert that, at least at this juncture, a claim against Prime EFS under the 2018 agreement would be improper. As noted above, in the 2018 agreement, it is merely agreed that, “[i]n lieu of the receipt of cash by Rosemary Mazzola at Closing, Rosemary Mazzola has agreed to loan such cash amount to the Company [Prime] to be used for working capital.” No terms and conditions of the loan were specified. Hence, defendants assert, a suit against Prime EFS on the loan today would be at least premature.

By order entered November 5, 2020, the Court gave new counsel for Mrs. Mazzola, the 80-year-old mother of Frank Mazzola, until November 23, 2020, to file an amended complaint in this action and, if warranted by the amended complaint, gave defendants until December 7, 2020 to file a renewed letter motion to dismiss this lawsuit.

Both defendants believe the complaint in this matter lacks merit and intend to mount a vigorous defense to the action.

As of September 30, 2020, this $94,000 liability is included in due to related parties on the accompanying condensed consolidated balance sheet.

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

September 30, 2020

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

In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise.

Default by Prime EFS on June 4, 2020 Settlement with Creditors

On June 4, 2020, Prime EFS LLC (“Prime EFS”), a wholly-owned subsidiary of the Company, agreed with two related creditors (the “Creditors”) to a payment plan (the “Payment Plan”) to settle, without interest, a total outstanding balance of $2,038,556.06 (the “Outstanding Balance”) owed by Prime EFS to the Creditors.

Pursuant to the Payment Plan, Prime EFS was obligated to pay $75,000.00 to the Creditors on or before June 5, 2020 and $75,000.00 to the Creditors on or before June 12, 2020.

Thereafter, under the Payment Plan, beginning on June 19, 2020, Prime EFS was obligated to make weekly payments of $15,000.00 to the Creditors each Friday for 125 weeks ending with a final payment of $13,556.06 on November 18, 2022.

Under the Payment Plan, Prime EFS also agreed that, if it fails to make a scheduled payment or otherwise defaults on its obligations, the remaining Outstanding Balance would be accelerated and due, in full, within five business days after receipt by Prime EFS of a notice of default from the Creditors.

Under the Payment Plan, Prime EFS also agreed that, if Prime EFS does not pay the remaining Outstanding Balance within five business days after receipt of a notice of default, then the Creditors will be entitled to 9% per annum simple interest on the remaining Outstanding Balance from the date of default and to recover attorneys’ fees and costs for enforcement.

Prime EFS made the $75,000 payments due on each of June 5, 2020 and June 12, 2020.

Prime EFS also made each of the weekly payments due through Friday, September 18, 2020. However, Prime EFS did not make the payment due Friday, September 25, 2020, did not make any further weekly payment due under the Payment Plan, and has no present plan or intention to make any further payments under the Payment Plan because it lacks the cash-on-hand to do so.

By letter dated October 16, 2020, attorneys for the Creditors gave Prime EFS notice of default (the “Notice of Default”) under the settlement agreement that documents the Payment Plan and related terms and conditions. The Notice of Default correctly states that Prime EFS did not make the payment due under the Payment Plan on September 25, 2020 and has not made any further weekly payments since September 25, 2020. The Notice of Default correctly demands, under the settlement agreement that documents the Payment Plan and related terms and conditions, that, as of the day of Prime EFS’s default, Prime EFS owed the Creditors $1,678,556.06, which is accrued on the accompanying condensed consolidated balance at September 30, 2020. In the Notice of Default, the Creditors reserve the right to institute legal proceedings against Prime EFS for its defaults under the Payment Plan, to seek default interest at 9% per annum and to seek the Creditors’ costs of collection.

To date, Prime EFS has not responded to the Notice of Default and has no present plan or intention to respond.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Dispute between Patrick Nicholson and Prime EFS

By letter dated October 9, 2020, attorneys representing Patrick Nicholson allege that Prime EFS is in default of its payment obligations under a “10% Senior Secured Demand Promissory Note” issued February 13, 2019, in the principal amount of $165,000, and under a second promissory note issued April 24, 2019 in the principal amount of $55,000.

In the demand, the attorneys for Mr. Nicholson allege the total balance owed, including interest, is $332,702.84 and that interest is continuing to accrue on each promissory note.

In the demand, the attorneys for Mr. Nicholson also contend that the Company is jointly and severally liable with Prime EFS for this balance.

In the demand, the attorneys for Mr. Nicholson also contend that the great bulk ($276,169) of the alleged balance due arises under the “10% Senior Secured Demand Promissory Note” issued February 13, 2019. However, this promissory note is, by its express terms, governed by New York law, and, in the opinion of Prime EFS’s counsel, such note is usurious on the face of it and unenforceable.

Further, in the opinion of counsel, formed after reasonable inquiry, neither promissory note is enforceable against any person or entity other than Prime EFS. If, as threatened, Mr. Nicholson files suit for non-payment under either or both promissory notes, it is anticipated that the defendant(s) will mount a vigorous defense to the action.

Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al.

On August 4, 2020, an action was filed against Shypdirect, Prime EFS and others in the Superior Court of New Jersey for Bergen County captioned Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al. The case was assigned docket number BER-L-004534-20. In this action, the plaintiff seeks reimbursement of his medical expenses and damages for personal injuries following an accident with a box truck leased by Prime EFS and being driven by a Prime EFS employee, in which the plaintiff’s ankle was injured. Plaintiff has thus far transmitted medical bills exceeding $789,000. Prime EFS and Shypdirect have demanded their vehicle liability carrier assume the defense of this action. To date, the carrier has not done so, allegedly inter alia because the box truck was not on the list of insured vehicles at the time of the accident.

On November 9, 2020, Prime EFS and Shypdirect filed their answer to the complaint in this action and also filed a third-party action against the insurance company in an effort to obtain defense and indemnity for this action. We intend to vigorously defend against this claim and to pursue the coverage action. However, the Company cannot evaluate the likelihood of an adverse outcome or estimate its liability, if any, in connection with this claim.

Valesky v. Prime EFS and Frank Mazzola

Plaintiff, an ex-dispatcher for Prime EFS, brought an action in the United States District Court for the District of New Jersey under the Family and Medical Leave Act of 1933 and the New Jersey Law Against Discrimination seeking unspecified compensatory and punitive damages. Plaintiff alleges she was fired while still in a neck brace. Prime EFS’ insurer has acknowledged its duty to defend this matter and the Company and Prime EFS expect that the insurer will ultimately indemnify Prime EFS for any damages paid.

Ynes Accilien v. Prime EFS

An action brought on April 27, 2020 in the Superior Court of New Jersey for Bergen County by the plaintiff alleging injuries from a May 12, 2019 collision with a van leased by Prime EFS and operated by Prime EFS employees. The plaintiff has also filed a workers’ compensation claim. Prime EFS’ insurer has acknowledged its duty to defend this matter and the Company and Prime EFS expect that the insurer will ultimately indemnify Prime EFS for any damages paid.

Other than discussed above, as of September 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Consulting Agreement

The Company retained the services of a consultant, Ascentaur, LLC (“Ascentaur”), pursuant to a Consulting Agreement between the Company and Ascentaur dated February 21, 2020, as amended (the “Consulting Agreement”). Under the Consulting Agreement, Sebastian Giordano, the CEO and principal of Ascentaur, provides management services to the Company in the role of chief executive under direction of the Board. Mr. Giordano devotes the majority of his business attention to the Company, but he may spend time on other business ventures. The Consulting Agreement runs until January 31, 2023 (“Termination Date”), unless earlier terminated by an employment agreement between Mr. Giordano and the Company. As consideration for Mr. Giordano’s services, Ascentaur receives a base consulting fee of $300,000 annually, payable in installments of $12,500 twice a month and is eligible for bonuses based on certain Company revenue, EBITDA, market capitalization or capital raise milestones. In addition, upon approval by the Board, Ascentaur received stock warrants to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.06 per share. Mr. Giordano is also eligible for the Company’s standard medical and dental plans. Upon any termination of the Consulting Agreement by the Company without “Cause,” by Mr. Giordano for “Good Reason,” or by expiration and non-renewal of the Consulting Agreement as of the Termination, Mr. Giordano will receive (i) a separation payment equal to one year’s worth of the base consulting fee, (ii) all accrued and unpaid bonuses and (iii) accelerated vesting of all unvested options he may have received. The Company and Mr. Giordano have also, as required by Nevada Revised Statutes Section 78.751, entered into an Indemnity Agreement (the “Indemnity Agreement”) whereby the Company indemnifies Mr. Giordano and Ascentaur, to the fullest extent as provided by Nevada corporate law, for all fees, costs and charges (including attorneys’ fees) for any actual or threatened claims against him, except to the extent that Mr. Giordano’s actions constituted gross negligence; criminal, fraudulent or reckless misconduct; or, with respect to any criminal actions, Mr. Giordano had reasonable cause to believe his actions were unlawful.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Leases

See Note 11.

NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the nine months ended September 30, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. At September 30, 2020 and December 31, 2019, amount due to this related party amounted to $94,000 and $129,000, respectively, and have been included in due to related parties on the accompanying condensed consolidated balance sheets.

During the year ended December 31, 2019, an employee of Prime EFS who exerts significant influence over the business of Prime EFS, advanced the Company $88,000. Additionally, during the nine months ended September 30, 2020, this employee advanced the Company $75,000 and was repaid $163,000. During the nine months ended September 30, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. At September 30, 2020 and December 31, 2019, amounts due to this related party amounted to $0 and $88,000, respectively, and have been included in due to related parties on the accompanying condensed consolidated balance sheets.

During the year ended December 31, 2019, an entity which is controlled by an employee of Prime EFS who exerts significant influence over the business of Prime EFS advanced the Company $25,000. In January 2020, this advance was repaid. During the nine months ended September 30, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. At September 30, 2020 and December 31, 2019, amounts due to this related party entity amounted to $0 and $25,000, and has been included in due to related parties on the accompanying condensed consolidated balance sheets, respectively.

Notes payable – related parties

On July 3, 2019, the Company entered into a note agreement with an entity that is affiliated with the Company’s chief executive officer, in the amount of $500,000. Commencing on September 3, 2019, and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note is due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest will be made. The principal amount of this note and all accrued, but unpaid interest under this note will be due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). The payment of all or any portion of the principal and accrued interest may be paid prior to the CEO Note Maturity Date. Interest accrues with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. At September 30, 2020 and December 31, 2019, interest payable to related parties amounted to $151,007 and $83,445 and is included in due to related parties on the accompanying condensed consolidated balance sheets, respectively.

At September 30, 2020 and December 31, 2019, notes payable – related party amounted to $500,000 and $500,000, respectively.

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

September 30, 2020

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

During the nine months ended September 30, 2020 and 2019, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $496,349 and $269,148, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

At September 30, 2020 and December 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2020	December 31, 2019
Office leases right of use assets	$1,984,320	$1,984,320
Less: accumulated amortization into rent expense	(449,909)	(233,890)
Balance of ROU assets as of end of period	$1,534,411	$1,750,430

At September 30, 2020 and December 31, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2020	December 31, 2019
Lease liabilities related to office leases right of use assets	$1,570,276	$1,773,384
Less: current portion of lease liabilities	(366,511)	(333,126)
Lease liabilities – long-term	$1,203,765	$1,440,258

At September 30, 2020, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended September 30,	Amount
2021	$515,316
2022	528,767
2023	535,659
2024	318,611
Total minimum non-cancelable operating lease payments	1,898,353
Less: discount to fair value	(328,077)
Total lease liability at September 30, 2020	$1,570,276

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 12 – CONCENTRATIONS

For the nine months ended September 30, 2020 and 2019, one customer, Amazon, represented 97.5% and 99.1% of the Company’s total net revenues. At September 30, 2020, two customers represented 79.5% and 16.4% of the Company’s accounts receivable balance, respectively. On June 19, 2020, Amazon notified Prime EFS in writing that Amazon does not intend to renew the In-Force Agreement when that agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. Approximately 58.5% and 39.0% of the Company’s revenue of $23,503,384 for the nine months ended September 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon. respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

During the nine months ended September 30, 2020 and 2019, the Company rented delivery vans and trucks from a limited number of vendors. Any shortage of supply of vans and trucks available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 13 – SUBSEQUENT EVENTS

Issuance of Series E Convertible Preferred Stock

To consummate the Series E Offering, the Company’s Board of Directors (the “Board”) created the Series E Convertible Preferred Stock (the “Series E”) pursuant to the authority vested in the Board by the Company’s Amended and Restated Articles of Incorporation to issue up to 10,000,0000 shares of preferred stock, $0.001 par value per share, of which 7,049,999 are unissued and undesignated. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

On October 6, 2020, the Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Series E COD”) with the Secretary of State of the State of Nevada designating 562,250 shares of preferred stock as Series E. Each holder of Series E has the right to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series E held by such holder are convertible as of the applicable record date.

The Series E has a stated value of $13.34 per share (the “Stated Value”). If, on or after October 8, 2021, the Company does not have at least one class of securities listed on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange (subject to extension if the Company has an application pending for such a listing) the holders of a majority of the then-outstanding Series E may demand that their Series E be redeemed at a price equal to the Stated Value per share plus all declared but unpaid dividends thereon.

On a pari passu basis with the holders of Series D Convertible Preferred Stock that is currently issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series E is entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of Common Stock on an as-converted to Common Stock basis. Until the date that such Series E shareholder no longer owns at least 50% of the Series E, the holders of Series E have the right to participate, pro rata, in each subsequent financing in an amount up to 25% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series E is initially convertible the Company’s common shares equal to the sum of (i) 1,000 multiplied by (ii) a fraction (A) the numerator if which is $0.01334 and (B) the denominator of which is equal to the conversion price in effect at the time of conversion. The initial conversion price of $0.01334 and is subject to adjustment for stock dividends and stock splits and dilutive issuances as defined in the Series E COD. A holder of Series E may not convert any shares of Series E into Common Stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series E COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series E COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Upon the occurrence of certain triggering events and until such triggering event is cured, each share of Series E will be convertible into 2,779.17 shares of Common Stock subject to the limitation described in the preceding paragraph. Triggering events include, but are not limited to, (1) failure to satisfy Rule 144 current public information requirements; (2) ceasing to be a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or failing to comply with the reporting requirements of a reporting company under the Exchange Act; (3) suspension from or termination of trading; (4) failure to reserve sufficient shares of Common Stock (after cure periods and subject to certain extensions); (5) various insolvency proceedings (subject to certain carveouts); (6) material breach of the Series E Offering transaction documents; and (7) failure to redeem the Series E when demanded.

Approval of at least a majority of the outstanding Series E is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series E, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, but the creation of a new security having rights, preferences or privileges senior to or on parity with the Series E in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series E; (c) issue any Series D Convertible Preferred Stock, (d) issue any Series E in excess of 562,250 or (e) without limiting any provision under the Series E COD, whether or not prohibited by the terms of the Series E, circumvent a right of the Series E.

On October 8, 2020, the Company entered into a Securities Purchase Agreement with the investors party thereto (collectively the “Investors”) pursuant to which the Investors agreed to purchase units, severally and not jointly, which consists of an aggregate of (i) 47,977 shares of Series E Convertible Preferred Stock (the “Series E”) and (ii) warrants (the “Warrants”) to purchase 23,988,500 shares of common stock, $0.001 par value per share (the “Common Stock”) which are equal to 50% of the shares of common stock issuable upon conversion of the Series E if the Series E were converted on October 8, 2020 (the “Series E Offering”). The gross proceeds to the Company were $640,000, or $13.34 per unit which is the stated value of each Series E share.

In connection with the Series E Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement on Form S-1 to register the resale of the shares of Common Stock issuable to the Investors upon conversion of the Series E and exercise of the Warrants. If a registration statement registering for resale all of the shares of common stock issuable under Series E Convertible Preferred Stock and Warrants (i) is not filed with the Commission by the Company within 30 days of the closing date of October 8, 2020 or any other registration statement, (ii) is not declared effective by the Commission by the Effectiveness Date of the initial registration statement (90 days following the closing date) or any other registration statement, or (iii) after the effective date of a registration statement, such registration statement ceases for any reason to remain continuously effective as to all registrable securities included in such registration statement for more than 30 calendar days during any 12-month period (any such failure or breach being referred to as an “Event”, and the date on which such Event occurs, being referred to as “Event Date”), then, in addition to any other rights the Holders may have hereunder or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the purchase price paid by such Holder pursuant to the Purchase Agreement, during which such Event continues uncured. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro rata basis for any portion of a month prior to the cure of an Event. The Company did not file its registration statement with 30 days of the closing date. However, the Company plans on filing they registration statement prior to the Event Date.

The initial exercise price of the Warrants is $0.04 per share, subject to adjustment as provided therein.

Common Shares issued Conversion of Series D Preferred Shares

Subsequent to September 30, 2020, the Company issued 32,269,000 shares of its common stock in connection with the conversion of 32,269 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD.

Common shares issued conversion of Debt and Accrued Interest

In October 2020, the Company issued 53,255,583 shares of its common stock in connection with the conversion of a convertible note payable and default interest of $293,150 and accrued interest of $26,384. The conversion price was based on contractual terms of the related debt.

In October and November 2020, the Company issued 5,939,432 shares of its common stock in connection with the conversion of accrued interest of $36,317. The conversion price was based on contractual terms of the related debt.

Legal Matters

For legal matters subsequent to September 30, 2020, see Note 9.

Asset Acquisition

On November 11, 2020 the Company’s wholly owned subsidiary, TLSS Acquisition, Inc. (the “Acquisition Sub”), entered into an asset purchase agreement (“APA”) to acquire substantially all of the assets and certain liabilities of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“Cougar Express”). TLSS Acquisition, Inc. was incorporated on November 16, 2020 in the State of Delaware.

Cougar Express is a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services.  It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York, JFK airport area, location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. Some of Cougar Express’s accounts have been customers of Cougar Express for more than 20 years.

The APA provides for a purchase price equal to $2,350,000 plus 50% of the difference between the accounts receivable acquired by the Acquisition Sub and the accounts payable assumed by the Acquisition Sub.  The Acquisition Sub will also assume indebtedness on certain truck leases and other equipment and service plans for equipment and services that are used by Cougar Express and which will continue to be used by the Acquisition Sub post-closing.  After closing, the Acquisition Sub plans to change its name to Cougar Express, Inc., and the seller (the current Cougar Express, Inc. corporation) and its owner would be barred from competing with the Cougar Express business for five years.

The transaction is scheduled to close no later than January 15, 2021, subject to the completion of satisfactory due diligence by TLSS to confirm the accuracy of all of Cougar Express’s representations and warranties in the APA and that Cougar Express has not suffered a material adverse change in its business, and also subject to Cougar Express’s procuring an acceptable landlord’s consent to Cougar Express’s assignment of the lease for its operating facility to the Acquisition Sub, and also subject to TLSS’s securing financing for the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may affect the results of our operations include, among others: whether the OTC Markets Group approves our application to OTCQB; our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our Company; customers’ cancellation on short notice of master service agreements from which we derive a significant portion of our revenue or our failure to renew such master service agreements on favorable terms or at all; our ability to attract and retain key personnel and skilled labor to meet the requirements of our labor-intensive business or labor difficulties which could have an effect on our ability to bid for and successfully complete contracts; the ultimate geographic spread, duration and severity of the coronavirus outbreak and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or ameliorate its effects; our failure to compete effectively in our highly competitive industry, which could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance; our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; our history of losses, deficiency in working capital and a stockholders’ deficit and our inability to achieve sustained profitability; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; our substantial indebtedness, which could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic, social and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have or have not occurred. In addition to the other information included in this report, including the factors identified in Part II Item 1A of this report, and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

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

As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had minimal effects on our results of operations. We are experiencing higher net sales, which reflect increased demand, particularly as more people are staying at home, for household staples and other essential products, partially offset by decreased demand for discretionary consumer products, delayed procurement and shipment of non-priority products, and supply chain interruptions. Other effects include increased fulfillment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. We expect to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfillment costs and cost of sales as a percentage of net sales through at least Q4 2020, although it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on our results of operations during 2020, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

Termination of agreement with Amazon

On June 19, 2020, Amazon Logistics, Inc. (“Amazon”) notified Prime EFS in writing (the “Prime EFS Termination Notice”), that Amazon did not intend to renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (the “In-Force Agreement”) expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expired on September 30, 2020.

Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Amazon Relay Carrier Terms of Service (the “Program Agreement”) between Amazon and Shypdirect effective as of November 14, 2020 (the “Shypdirect Termination Notice”). However, on August 3, 2020, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS would agree to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, release any and all claims it may have had against Amazon, and covenant not to sue Amazon (the “Aug. 3 Proposal”). On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal.

Approximately 58.5% and 39.0% (for a total of 97.5%) of the Company’s revenue of $23,503,384 for the nine months ended September 30, 2020 were attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

The Company will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

Overview

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company operates through its subsidiaries as a logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services for predominantly online retailers.

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

Basis of Presentation

The condensed consolidated financial statements for the periods ended September 30, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

For the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2020 and 2019. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	Three Months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues	$6,309,509	$7,759,451	$23,503,384	$21,664,070
Cost of revenues	5,978,265	6,293,699	20,831,870	19,366,374
Gross profit	331,244	1,465,752	2,671,514	2,297,696
Operating expenses	1,502,829	4,755,410	6,591,345	17,049,069
Loss from operations	(1,171,585)	(3,289,658)	(3,919,831)	(14,751,373)
Other (expenses) income, net	36,773,882	(8,071,256)	(31,586,542)	(22,537,296)
Loss from discontinued operations	-	-	-	(681,426)
Net income (loss)	35,602,297	(11,360,297)	(35,506,373)	(37,970,095)
Deemed dividend related to ratchet adjustment	-	(981,548)	(18,696,012)	(981,548)
Net income (loss) attributable to common shareholders	$35,602,297	$(12,342,462)	$(54,202,385)	$(38,951,643)

Results of Operations

Revenues

For the three months ended September 30, 2020, our revenues from continuing operations were $6,309,509 as compared to $7,759,451 for the three months ended September 30, 2019, a decrease of $1,449,942, or 18.7%. For the nine months ended September 30, 2020, our revenues from continuing operations were $23,503,384 as compared to $21,664,070 for the nine months ended September 30, 2019, an increase of $1,839,314, or 8.5%. This (decrease) increase was primarily a result of an increase in revenue from box truck and tractor truck delivery services where we transport product from a distribution center to the post office offset by a decrease in last-mile deliveries performed.

As discussed above, approximately 58.5% and 39.0% of our revenue of $23,503,384 for the nine months ended September 30, 2020 were attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business will have a material adverse impact on our business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021, it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter. The Company will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

Cost of Revenue

For the three months ended September 30, 2020, our cost of revenues from continuing operations was $5,978,265 compared to $6,293,699 for the three months ended September 30, 2019, a decrease of $315,434, or 5.0%. For the nine months ended September 30, 2020, our cost of revenues from continuing operations was $20,831,870 compared to $19,366,374 for the nine months ended September 30, 2019, an increase of $1,465,496, or 7.6%. Cost of revenues relating to our Prime EFS and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits.

Gross Profit

For the three months ended September 30, 2020, our gross profit was $331,244, or 5.3% of revenue, as compared to $1,465,752, or 18.9% of revenue, for the three months ended September 30, 2019, a decrease of $1,134,508, or 77.4%. The decrease in gross profit for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily resulted from a decrease in revenue and a decrease in operational efficiencies in Prime EFS doe to the termination of the Amazon last-mile business. For the nine months ended September 30, 2020, our gross profit was $2,671,514, or 11.4% of revenue, as compared to $2,297,696, or 10.6% of revenue, for the nine months ended September 30, 2019, an increase of $373,818, or 16.3%. The increase in gross profit for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily resulted from an increase in operational efficiencies in both Prime EFS and Shypdirect. Additionally, during the nine months ended September 30, 2020, we received a reduction in workers’ compensation balances due of approximately $155,000 resulting from positive results from a prior period workers’ compensation premium audit.

Operating Expenses

For the three months ended September 30, 2020, total operating expenses amounted to $1,502,829 as compared to $4,755,410 for the three months ended September 30, 2019, a decrease of $3,252,581, or 68.4%. For the nine months ended September 30, 2020, total operating expenses amounted to $6,591,345 as compared to $17,049,069 for the nine months ended September 30, 2019, a decrease of $10,457,724, or 61.3%. For the three and nine months ended September 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Compensation and related benefits	$551,306	$3,433,741	$1,955,854	$11,150,955
Legal and professional Fees	621,105	517,277	3,523,811	1,588,359
Rent	156,738	83,911	496,349	269,148
General and administrative expenses	173,680	720,481	615,331	2,316,016
Impairment loss	-	-	-	1,724,591
Total Operating Expenses	$1,502,829	$4,755,410	$6,591,345	$17,049,069

Compensation and related benefits

For the three months ended September 30, 2020, compensation and related benefits amounted to $551,306 as compared to $3,433,741 for the three months ended September 30, 2019, a decrease of $2,882,435. Compensation and related benefits for the three months ended September 30, 2020 and 2019 included stock-based compensation of $0 and $2,500,000, respectively, a decrease of $2,500,000, from the granting of shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered. Additionally, during the three months ended September 30, 2020, the overall decrease in compensation and related benefits was attributable to a decrease in compensation paid to significant employees and the reduction of staff.

For the nine months ended September 30, 2020, compensation and related benefits amounted to $1,955,854 as compared to $11,150,955 for the nine months ended September 30, 2019, a decrease of $9,195,101. Compensation and related benefits for the nine months ended September 30, 2020 and 2019 included stock-based compensation of $0 and $7,450,809, respectively, a decrease of $7,450,809, from the granting of shares of our common stock to employees, our former chief executive officer, and our new chief executive officer for services rendered. Additionally, during the nine months ended September 30, 2020, the overall decrease in compensation and related benefits was attributable to a decrease in compensation paid to significant employees and the reduction of staff.

Legal and professional fees

For the three months ended September 30, 2020, legal and professional fees were $621,105 as compared to $517,277 for the three months ended September 30, 2019, an increase of $103,828, or 20,1%. During the three months ended September 30, 2020 and 2019, we incurred stock-based consulting fees of $0 and $28,646, respectively, from the issuance of our common shares and warrants to consultants for business development services rendered, a decrease of $28,646. Additionally, we had an incurred an increase in accounting fees attributable to an increase in auditing and third-party accountant fees, and an increase in legal fees. For the nine months ended September 30, 2020, legal and professional fees were $3,523,811 as compared to $1,588,359 for the nine months ended September 30, 2019, an increase of $1,935,452, or 121.8%. During the nine months ended September 30, 2020 and 2019, we incurred stock-based consulting fees of $1,999,749 and $294,145, respectively, from the issuance of our common shares and warrants to consultants for business development services rendered, an increase of $1,705,603. Additionally, we had an increase in legal fees related to an increase in ongoing legal matters.

Rent expense

For the three months ended September 30, 2020, rent expense was $156,738 as compared to $83,911 for the three months ended September 30, 2019, an increase of $72,827, or 86.8%. For the nine months ended September 30, 2020, rent expense was $496,349 as compared to $269,148 for the nine months ended September 30, 2019, an increase of $227,201, or 84.4%. These increases were attributable to a significant expansion in office, warehouse and parking spaces pursuant to short and long-term operating leases related to the Prime EFS and Shypdirect businesses.

General and administrative expenses

For the three months ended September 30, 2020, general and administrative expenses were $173,680 as compared to $720,481 for the three months ended September 30, 2019, a decrease of $546,801, or 75.9%. This decrease is primarily attributable to a decrease in general administrative expenses of $305,370 and a decrease in depreciation and amortization of $241,431. The decrease in depreciation and amortization expense was related to a decrease in amortization of intangible assets of $219,433 and a decrease in depreciation expense of $21,998. In 2020, we cut our overall general and administrative expenses due to cost-cutting measures taken. For the nine months ended September 30, 2020, general and administrative expenses were $615,331 as compared to $2,316,016 for the nine months ended September 30, 2019, a decrease of $1,700,685, or 73.4%. This decrease is primarily attributable to a decrease in general administrative expenses of $869,766 and a decrease in depreciation and amortization of $830,919. The decrease in depreciation and amortization expense was related to a decrease in amortization of intangible assets of $742,985 due to impairment of the intangible in 2019, and a decrease in depreciation expense of $87,934. In 2020, we cut our overall general and administrative expenses due to cost-cutting measures taken.

Impairment expense

During the nine months ended September 30, 2019, management tested the intangible asset for impairment. Based on our analysis, we recorded intangible asset impairment expense of $1,724,591 in the unaudited consolidated statement of operations for the nine months ended September 30, 2019. No impairment expense was recorded during the three and nine months ended September 30, 2020.

Loss from Operations

For the three months ended September 30, 2020, loss from operations amounted to $1,171,585 as compared to $3,289,658 for the three months ended September 30, 2019, a decrease of $2,118,073, or 64.4%. For the nine months ended September 30, 2020, loss from operations amounted to $3,919,831 as compared to $14,751,373 for the nine months ended September 30, 2019, a decrease of $10,831,542, or 73.4%.

Other Expenses (Income)

Total other expenses (income) include interest expense, derivative expense, loan fees, gain on debt extinguishment, and other income. For the three and nine months ended September 30, 2020 and 2019, other expenses (income) consisted of the following:

	Three Months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest expense	$2,028,958	$2,339,508	$7,016,597	$4,936,951
Interest expense – related party	22,686	35,753	152,262	183,392
Loan fees	-	-	-	601,121
Loss (gain) on debt extinguishment	(907,447)	4,714,751	(7,151,041)	(39,203,017)
Other income	(91,950)	-	(266,918)	-
Derivative expense	(37,826,129)	981,244	31,835,642	56,018,849
Total Other Expenses (Income)	$(36,773,882)	$8,071,256	$31,586,542	$22,537,296

For the three months ended September 30, 2020 and 2019, aggregate interest expense was $2,051,644 and $2,375,261, respectively, a decrease of $323,617. The decrease in interest expense resulted from a decrease in interest-bearing loans due to debt conversions into common shares and Series D preferred shares and a decrease in the amortization of original issue discount. For the nine months ended September 30, 2020 and 2019, aggregate interest expense was $7,168,859 and $5,120,343, respectively, an increase of $2,048,516. The increase in interest expense resulted from an increase in the interest rate on interest-bearing loans due to default provisions and an increase in the amortization of original issue discount. Additionally, during the nine months ended September 30, 2020, we incurred a 30% default interest penalty of $1,531,335, which was included in interest expense. We did not incur this expense during the 2019 period.

For the nine months ended September 30, 2019, loan fees were $601,121. In connection with previous promissory notes payable, on June 11, 2019, we issued 55,000 warrants to purchase 55,000 shares of common stock an exercise price of $1.00 per share. On June 11, 2019, we calculated the fair value of these warrants of $601,121, which was expensed and included in loan fees on the accompanying condensed consolidated statement of operations. We did not incur such expense during the 2020 periods.

For the three months ended September 30, 2020 and 2019, gain (loss) on extinguishment of debt was $907,447 and $(4,714,751), respectively, a change of $5,622,198. For the nine months ended September 30, 2020 and 2019, gain on extinguishment of debt was $7,151,041 and $39,203,017, respectively, a decrease of $32,051,976. The gains (loss) on debt extinguishment were attributable to the settlement of secured merchant in 2020, the conversion of convertible debt, and the settlement of other payables.

For the three months ended September 30, 2020 and 2019, derivative (income) expense was $(37,826,129) and $981,244, respectively, a change of $38,807,373. For the nine months ended September 30, 2020 and 2019, derivative expense was $31,835,642 and $56,018,849, respectively, a decrease of $24,183,207. During the three and nine months ended September 30, 2020 and 2019, we recorded a derivative expense related to the calculated initial derivative fair value of conversion options and warrants. Additionally, we adjusted our derivative liabilities to fair value and recorded derivative expense or income. Furthermore, upon the conversion of debt to equity, we reduce the derivative liability and record derivative income.

Loss from Continuing Operations

For the three months ended September 30, 2020, income (loss) from continuing operations amounted to $35,602,297 as compared to $(11,360,914) for the three months ended September 30, 2019, a change of $46,963,211. For the nine months ended September 30, 2020, loss from continuing operations amounted to $35,506,373 as compared to $37,288,669 for the nine months ended September 30, 2019, a decrease of $1,782,296, or 4.8%.

Discontinued Operations

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Accordingly, we reflected Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of, and retroactively for all periods presented in the accompanying condensed consolidated financial statements. The businesses of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. For the nine months ended September 30, 2019, loss from discontinued operations amounted to $681,426. We did not have discontinued operations during the 2020 periods.

Net Income (Loss)

Due to factors discussed above, for the three months ended September 30, 2020 and 2019, net income (loss) amounted to $35,602,297, or $0.03 per basic common share and $(0.00) diluted common share, and $(11,360,914), or $(1.10) per basic and diluted common share respectively. For the nine months ended September 30, 2020 and 2019, net loss amounted to $35,506,373 and $37,970,095, respectively. For the nine months ended September 30, 2020 and 2019, net loss attributable to common shareholders, which included a deemed dividend related to price protection of $18,696,012 and $981,548, amounted to $54,202,385, or $(0.11) per basic and diluted common share, and $38,951,643, or $(4.42) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2020, we had a cash balance of $318,356. Our working capital deficit was $12,974,773 at September 30, 2020. We reported a net increase in cash for the nine months ended September 30, 2020 of $268,330 primarily as a result of net cash proceeds received from payroll protection loans and convertible debt, offset by the use of cash in operations.

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

Company financing activities

Related Party Convertible Note

On March 13, 2019, we entered into a convertible note agreement with Wendy Cabral, an individual, who is affiliated with the Company’s chief executive officer, in the amount of $500,000. Commencing on April 11, 2019, and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this note of $7,500 was due and payable. Interest was to accrue with respect to the unpaid principal sum identified above until such principal was paid or converted as provided below at a rate equal to 18% per annum compounded annually. This note was convertible by the holder at any time, in principal amounts of $100,000 in accordance with its terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount that is being converted by $1.37. On July 12, 2019, we entered into a Note Conversion Agreement with Ms. Cabral. In connection with this Note Conversion Agreement, we issued 203,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $500,000 and accrued interest payable of $7,500, and we also issued Ms. Cabral warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years.

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

During the nine months ended September 30, 2020, we issued 96,661,102 shares of our common stock upon the conversion of debt of $510,000 and accrued interest of $158,141.

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

On December 27, 2018, Bellridge waived any and all defaults in existence on the Bellridge Note and the Company agreed to issue a warrant that is convertible into 2% of the issued and outstanding shares existing at the time the Company files a registration statement or makes an application to up list to a national stock exchange (the “Second Bellridge Warrant” and together with the First Bellridge Warrant and the Bellridge Note PA Warrant, the “Bellridge Warrants”). Pursuant to the Second Bellridge Warrant, at any time on or before the date that the Company files a registration statement on Form S-l or applies for up-listing to a National Exchange (as defined in the Second Bellridge Warrant), and on or prior to the close of business on the early of the first year anniversary of the issuance of December 27, 2018, Bellridge could have chosen to subscribe for and purchase from the Company up to 2% of the outstanding shares of common stock for an aggregate exercise price of $100. Additionally, the principal interest amount due under the Bellridge Note was modified with a monthly payment of principal and interest due beginning on January 18, 2019 of $156,219 with all remaining principal and interest amounts on the Bellridge Note due on December 18, 2019. This modification was not considered a debt extinguishment.

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

In connection with the Bellridge Purchase Agreement, the Company paid a placement agent $120,000 in cash, which is included in issue costs previously discussed above and this placement agent was issued the Bellridge Note PA Warrant, with a term of two years, to purchase up to 4.75% of the fully-diluted outstanding common stock of the Company, for an aggregate purchase price of $100. On April 9, 2019, the Company entered into an agreement with this placement agent that cancelled the Bellridge Note PA Warrant.

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

On July 20, 2020, in connection with the parties’ recent settlement, the Company issued 10,281,018 shares to Bellridge to settle certain claims of Bellridge (see Note 9 under legal matters). During the three months ended September 30, 2020, we issued 107,500,001 shares of our common stock upon the conversion of debt of $1,813,402 and accrued interest of $70,671.

Westmount Financial

On April 11, 2019, we entered into a convertible note agreement with Westmount Financial Limited Partnership, an entity affiliated with the Company’s chief executive officer in the amount of $2,000,000. Commencing on May 11, 2019, and continuing on the eleventh day of each month thereafter, payment of interest only in the amount of $30,000 on the outstanding principal balance of this note was due and payable. Interest was to accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this note that is being converted by $11.81. On July 12, 2019, we entered into a Note Conversion Agreement with Westmount Financial Limited Partnership. In connection with this Note Conversion Agreement, we issued 812,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible note, we also issued to Westmount Financial Limited Partnership warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years.

August 30, 2019 Equity Offering

On August 30, 2019, we entered into a Securities Purchase Agreement with the investor parties thereto (collectively, the “Equity Investors”), pursuant to which the Equity Investors agreed to purchase, severally and not jointly, 585,000 units of the Company, each unit comprised of one share of common stock, and a warrant to purchase one (1) share of common stock (the “Equity Offering”) at an exercise price of $2.50 per share of common stock. The warrants include down-round provisions under which the warrant exercise price could be affected by future equity offerings undertaken by the Company. During the nine months ended September 30, 2020, down-round provisions were triggered. As of September 30, 2020, the exercise price of these warrants was lowered to $0.006 per share.

Including the Equity Offering, from August 2019 to October 2019, we issued 619,000 shares of our common stock and 619,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $1,547,500, or $2.50 per share, pursuant to unit subscription agreements.

August 30, 2019 convertible debt and related warrants

On August 30, 2019, we issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “August 2019 Notes”), and warrants to purchase up to 987,940 shares of our common stock (the “August 2019 Warrants”) pursuant to a Securities Purchase Agreement (the “August 2019 Debt Purchase Agreement”) with accredited investors. We received net proceeds of $295,534, which is net of 10% original issue discounts of $246,984 and origination fees of $61,101, and is net of $1,643,367 for the repayment of notes payable, and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into these August 2019 Notes. The August 2019 Notes initially bear interest at 10% per annum and become due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four-month anniversary of these August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “August 2019 Note Amortization Payment”), are due and payable, until November 30, 2020, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the August 2019 Notes will be immediately due and payable. The August 2019 Note Amortization Payments are made in cash unless the investor requests payment in our common stock in lieu of a cash payment (each, an “August 2019 Note Stock Payment”). If the investor requests an August 2019 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable August 2019 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Note Amortization Payment.

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

During the six months ended June 30, 2020, we repaid principal of $257,139, settled $128,674 of debt, and we issued 293,677,788 shares of our common stock upon the conversion of principal and default interest of $2,118,311, accrued interest of $48,685 and fees of $1,000. Additionally, accrued interest payable of $84,416 was reclassified to principal balance. During the three months ended September 30, 2020, we issued 39,885,602 shares of our common stock upon the conversion of principal and default interest of $284,249, accrued interest of $8,450 and fees of $900.

Additionally, on July 20, 2020 and July 22, 2020, we entered Exchange Agreements (the “Exchange Agreements”) with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock (the “Series D”) (See below).

At September 30, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $22,064, which consists of $22,064 of principal balance and default interest due. At December 31, 2019, convertible notes payable related to August 30, 2019 convertible debt amounted to $658,623, which consists of $2,469,840 of principal balance due and is net of unamortized debt discount of $1,811,217.

Series D Exchange

On July 20, 2020, the Company entered an Exchange Agreement (the “Cavalry Exchange Agreement”) with one of the investors in the August 2019 Notes and August 2019 Warrants, Cavalry Fund I, LP, (“Cavalry”) to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock (the “Series D”). Pursuant to the Cavalry Exchange Agreement, Cavalry exchanged August 2019 Notes with an aggregate remaining principal and accrued interest amounts outstanding of $559,846.31 and August 2019 Warrants to purchase 228,713,916 shares of common stock for 301,457 shares of Series D (the “Cavalry Exchange”).

On July 22, 2020, the Company entered an Exchange Agreement (the “Puritan Exchange Agreement”) with another investor, Puritan Partners LLC (“Puritan”) to exchange outstanding August 2019 Notes and August 2019 Warrants for Series D. Pursuant to the Puritan Exchange Agreement, Puritan exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $265,843.79 and August 2019 Warrants to purchase 194,445,377 shares of common stock for 221,269 shares of Series D (the “Puritan Exchange” and together with the Cavalry Exchange, the “Series D Exchanges”).

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

October 3, 2019 convertible debt and related warrants

On October 3, 2019, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”), and warrants to purchase up to 66,401 shares of the Company’s common stock (the “October 3 Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discounts of $16,667. The October 3 Note initially bore interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four month anniversary of the October 3 Note, monthly payments of interest and monthly principal payments, based on a 12 month amortization schedule (each, an “October 3 Note Amortization Payment”), are due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the October 3 Note will be immediately due and payable. The October 3 Note Amortization Payments are made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the investor requests an October 3 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

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

On the original issue date until the October 3 Note is no longer outstanding, the October 3 Note is convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date (as defined in the October 3 Note) or other date of determination, the lower of: (i) $2.51 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the October 3 Note) has occurred, regardless of whether such Event of Default (as defined in the October 3 Note) has been cured or remains ongoing, the October 3 Note is convertible at the lower of: (i) $2.51 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the October 3 Note) during the 20 consecutive Trading Day (as defined in the October 3 Note) period ending and including the Trading Day (as defined in the October 3 Note) immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion (the “October 3 Note Default Conversion Price”). All such conversion price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

This October 3 Note and the related October 3 Warrant include down-round provisions under which the October 3 Note conversion price and October 3 Warrant exercise price were reduced on a full-ratchet basis to $0.006 due to the adjusted conversion price of certain other convertible notes issued by the Company. See Note 6 to the consolidated financial statements for additional details.

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

During the nine months ended September 30, 2020, the Company issued 27,525,109 shares of its common stock upon the conversion of principal and default interest of $216,667, accrued interest of $11,774, fees of $5,000, and additional interest expense of $2,180.

At September 30, 2020, convertible notes payable related to the October 3, 2019 convertible debt amounted to $0. At December 31, 2019, convertible notes payable related to the October 3, 2019 convertible debt amounted to $33,334, which consists of $166,667 of principal balance due and is net of unamortized debt discount of $133,333.

Fall 2019 notes

On October 14, 2019 and November 7, 2019, we entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, we issued and sold to an investor convertible promissory notes in the aggregate principal amount of $500,000 (the “Fall 2019 Notes”) and we received cash proceeds of $500,000. The Fall 2019 Notes bear interest at 10% per annum. The October 14, 2019 convertible promissory note of $300,000 became due and payable on October 14, 2020 and the November 7, 2019 convertible promissory note of $200,000 became due and payable on November 7, 2020. Commencing on the respective seven-month anniversaries of issuance, and continuing each month thereafter through the respective maturity date, payments of principal and interest will be made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest will accrue at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments are due and payable, until the respective maturity dates, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under such Fall 2019 Note will be immediately due and payable.

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

At September 30, 2020, convertible notes payable related to the Fall 2019 Notes amounted to $430,783, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $69,217. At December 31, 2019, convertible notes payable related to the Fall 2019 Notes amounted to $233,600, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $266,400.

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

During the three months ended September 30, 2020, we issued 291,796,804 shares of our common stock upon the conversion of principal and default interest of $1,887,000 and accrued interest of $3,731.

At September 30, 2020, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $698,821, which consists of $801,400 of principal balance due and is net of unamortized debt discount of $102,579.

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

During the three months ended September 30, 2020, we issued 38,500,000 shares of our common stock upon the conversion of principal and default interest of $231,000.

At September 30, 2020, convertible notes payable related to the April 20 Note amounted to $187,293, which consists of $362,450 of principal balance and default interest due and is net of unamortized debt discount of $175,157.

Conversions of Convertible Notes, Warrants and Convertible Preferred Stock

The Company’s trading price quoted on the OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.01 on September 30, 2020. This drop, together with anti-dilution protection features contained in the August 2019 Notes and August 2019 Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, caused the conversion prices of most of the Company’s outstanding notes and the exercise price of many of the Company’s outstanding warrants, to fall to $0.006. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock. During the period from February 25, 2020 to September 30, 2020, we issued 895,546,406 shares of our common stock in connection with the conversion of convertible notes payable and default interest of $7,060,630, accrued interest of $301,452, and fees of $9,080. The conversion price was based on contractual terms of the related debt. Additionally, the Company issued 155,914,308 shares of its common stock upon the cashless exercise of 157,297,448 warrants. Also, we issued 398,350,000 shares of common stock upon the conversion of 398,350 shares of series D preferred stock. Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 1,472,924,335 on September 30, 2020.

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

On July 24, 2020, we issued 1,000,000 shares of our common stock upon the conversion of 1,000,000 shares of Series B preferred shares.

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

Amazon Logistics Delivery Service Partner Agreement and Amazon Relay Carrier Terms of Service

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that Amazon did not intend to renew the In-Force Agreement when it expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement would expire on September 30, 2020.

Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (the “Shypdirect Termination Notice”). However, on August 3, 2020, pursuant to the Aug. 3 Proposal, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS would agree to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, release any and all claims it may have against Amazon, and covenant not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal.

Approximately 58.4% and 39.0% of the Company’s revenue of $23,503,384 for the nine months ended September 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon. respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

We will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

Cash Flows

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2020 amounted to $2,369,261. During the nine months ended September 30, 2020, net cash used in operating activities was primarily attributable to a net loss of $35,506,373, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $42,101, derivative expense of $31,835,642, amortization of debt discount of $4,664,605, interest expense related to debt default of $1,531,335, stock-based compensation of $1,999,749, a non-cash gain on debt extinguishment of $(7,203,589), and changes in operating assets and liabilities such as a decrease in accounts receivable of $628,378, an increase in prepaid expenses and other current assets of $216,181, an increase in security deposit of $129,750, a decrease in accounts payable and accrued expenses of $12,623, a decrease in insurance payable of $250,961, and an increase in accrued compensation and benefits of $226,415.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2020 amounted to $460,510 and consisted of cash paid for the purchase of five box trucks of $460,510.

Net cash provided by investing activities for the nine months ended September 30, 2019 amounted to $16,119 and consisted of cash received from the disposal of trucks and van of $81,000 offset by cash paid for the purchase of property and equipment of $59,256 and a reduction of cash related to the disposal of Save On of $5,625.

Financing activities

For the nine months ended September 30, 2020, net cash provided by financing activities totaled $3,098,101. For the nine months ended September 30, 2020, we received proceeds from convertible debt of $1,912,382 and proceeds from notes payable of $4,479,662, offset by the repayment of convertible notes of $257,139, the repayment of related party advances of $80,438, and the repayment of notes payable of $2,956,366.

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

Going Concern Consideration

Our accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2020 and 2019, we had a net loss of $35,506,373 and $37,970,095 and net cash used in operations was $2,369,261 and $4,231,915, respectively. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $114,818,245, $12,272,369 and $12,974,773, respectively, at September 30, 2020. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that Amazon would not renew its Delivery Service Partner (DSP) Agreement with Prime EFS when the In-Force Agreement expired on September 30, 2020 and such In-Force Agreement, in fact, expired on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (See Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS would agree to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, release any and all claims it may have against Amazon, and covenant not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenanted not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise.

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

We will continue to: (i) seek to replace the Company’s last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to replace our Amazon business, to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including John Mercadante, Jr, our Chief Executive Officer and Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2020. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that our internal control over financial reporting was not effective as of that date because of material weaknesses in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties;

3)	The Company lacks of segregation of duties and monitoring controls regarding accounting because there are a limited staff of accountants maintaining the books and records;

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of outside consultants to assist in financial and public company expertise;

5)	The Company does not have adequate controls over pre-closing legal and accounting review of loan transactions or other financings;

6)	The Company did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

7)	The Company lacks supervision of outside consultants who may negotiate transactions on behalf of the Company;

8)	The Company has not yet implemented any internal controls over financial reporting at its recently acquired subsidiary; and

9)	The Company lacks control over who is granted authorization to bind the Company or its subsidiaries to legal contracts.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended September 30, 2020. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

Disputes Between Prime EFS, ELRAC LLC, and Enterprise Leasing Company of Philadelphia, LLC

On or about January 10, 2020, Prime EFS was named as sole defendant in a civil action captioned ELRAC LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “ELRAC Action”). The complaint in the ELRAC Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from ELRAC LLC (“ELRAC”) to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that ELRAC believes were collected by the Company and not reimbursed to ELRAC.

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

During the period it was leasing vans and trucks from ELRAC and its affiliate, Enterprise Leasing Company of Philadelphia, LLC (“Enterprise PA” and, with ELRAC, “Enterprise”), Prime EFS transferred $387,392 in deposits required by Enterprise as security for the payment of deductibles and uninsured damage to Enterprise’s fleet. Despite due demand, Enterprise never accounted to Prime EFS’s satisfaction regarding the application of these deposits. On June 10, 2020, Prime EFS therefore initiated an arbitration (the “Arbitration”) against Enterprise at the American Arbitration Association seeking the return of not less than $327,000 of these deposits.

On October 9, 2020, Enterprise filed its Answer and Counterclaims in the Arbitration. In its Answer, Enterprise denies liability to Prime for $327,000 or any other sum. In its Counterclaims, ELRAC seeks $382,000 in damages and Enterprise PA seeks $256,000 in damages. Enterprise also seeks $62,000 in insurance payments allegedly made by Utica to Prime EFS.

Prime EFS believes the Enterprise Answer and Counterclaims lack merit and intends to defend its position in the Arbitration vigorously. Nevertheless, given the amount of the Counterclaim and the documentation which Enterprise has submitted in the arbitration in support thereof, the Company continues to reflect a liability of $440,000, i.e., the amount originally claimed as damages by ELRAC in the ELRAC Federal Action, as a contingency liability on the Company’s condensed consolidated balance sheet.

BMF Capital v. Prime EFS LLC et al.

As previously reported, in a settlement agreement entered into as of March 6, 2020, the Company’s wholly-owned subsidiary Prime EFS agreed to pay BMF Capital (“BMF”) $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS common stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs). Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. As more than eight months have now passed, and BMF has not again contacted Prime EFS concerning this matter, Prime EFS believes this matter to now be closed.

Bellridge Capital, L.P. and SCS, LLC v. TLSS

By letter dated April 28, 2020, a prior investor in the Company, Bellridge Capital, L.P. (“Bellridge”), claimed that the Company was in breach of its obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, an April 2019 promissory note. In the April 28, 2020 letter, Bellridge contended that TLSS owed Bellridge $1,978,557.76 as of that date. In a purported standstill agreement subsequently proposed by Bellridge, Bellridge claimed that TLSS owed it $2,271,099.83, a figure which allegedly includes default rate interest. Bellridge also claimed that a subordination agreement it signed with the Company on August 30, 2019, was void ab initio. Bellridge also demanded the conversion of approximately $20,000 in indebtedness into the common stock of the Company, a conversion which the Company had not effectuated at the time because the parties had not come to agreement on a conversion price. Such agreement was required for Bellridge to exercise its conversion rights under an agreement dated April 9, 2019 between Bellridge and the Company.

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company common stock. In the agreement, Bellridge also agrees to release its claims against the Company and its senior management in a definitive settlement agreement. However, the August 3 agreement did not contain a release of claims by either party.

On September 11, 2020, Bellridge filed a civil action against the Company, John Mercadante and Douglas Cerny in the United States District Court for the Southern District of New York, captioned Bellridge Capital, L.P. v. Transportation and Logistics Systems, Inc., John Mercadante and Douglas Cerny. The case was assigned Case No. 20-cv-7485. The complaint alleges two separate claims (the first and second claims for relief) for purported violations of section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, against the Company, Mr. Mercadante and/or Mr. Cerny; a claim (the third claim for relief) purportedly for control person liability under section 20(a) of the Exchange Act against Messrs. Mercadante and Cerny; a claim (the fourth claim for relief) purportedly for fraudulent inducement against the Company; a claim (the fifth claim for relief) against the Company purportedly for breach of an exchange agreement between Bellridge Capital, L.P. (“Bellridge”) and the Company allegedly dated April 13, 2019 (the “Purported Exchange Agreement”); a claim (the sixth claim for relief) against the Company purportedly for specific performance of the Purported Exchange Agreement; a claim against the Company (the seventh claim for relief) for purported non-payment of a promissory note dated December 26, 2018 pursuant to which the Company borrowed $300,000 and committed to pay Bellridge $330,000 on or by March 15, 2019 plus 10% interest per annum (the “December 2018 Note”); a claim (the eighth claim for relief) purportedly for a declaratory judgment that the Company allegedly failed to comply with a condition precedent to the effectiveness of a subordination agreement (the “Subordination Agreement”) executed and delivered in connection with the Purported Exchange Agreement; and a claim (the ninth claim for relief) for breach of an assignment agreement, executed on or about July 20, 2018 (the “Partial Assignment Agreement”) in connection with a purchase of 50,000 shares of Company convertible preferred stock, by Bellridge, from a third party.

The damages sought under the first, second and third claims for relief are not specified in the complaint. The fourth claim for relief seeks $128,394 in damages exclusive of interest and costs. The fifth claim for relief seeks $582,847 in damages exclusive of interest and costs. The sixth claim for relief demands that the Company honor allegedly outstanding stock conversions served by Bellridge at a price of $0.00545 per share. The seventh claim for relief seeks $267,970 in damages exclusive of interest and costs. The eighth claim for relief seeks a declaration that the Subordination Agreement is null and void. The ninth claim for relief seeks the difference between the conversion price of the shares at time of the originally requested conversion and the price on the actual date of conversion, plus liquidated damages of $57,960.

Briefly, the complaint in this action alleges, among other things, that the Company failed to make payments required under two promissory notes, namely the December 2018 Note and a convertible promissory note issued June 18, 2018 as amended by the Purported Exchange Agreement (the “June 2018 Note”). The complaint also alleges that the Company and its senior officer gave false assurances about a potential PIPE transaction in order to induce Bellridge to execute and deliver the Purported Exchange Agreement and the Subordination Agreement. The complaint also alleges that the Company failed to honor certain conversion notices issued by Bellridge and/or failed to negotiate an exercise price in good faith, allegedly as required by the Partial Assignment Agreement and/or the Purported Exchange Agreement. The forgoing discussion does no more than summarize certain of the major allegations of a complaint running 25 pages. Readers wishing additional information should review the complaint and/or discuss same with management. The Company believes it has substantial defenses to some or all claims in the complaint, including without limitation the defense usury. Both the Company and Mr. Mercadante intend to defend this case vigorously.

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

The plaintiff in this action, SCS, LLC (“SCS”) alleges it is a limited liability company that entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

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

On July 31, 2020, SCS moved for summary judgment in this action. On August 18, 2020, the Company moved to dismiss this action for lack of subject matter jurisdiction. In its motion, among other things, the Company asserted that the New York court lacks subject matter jurisdiction because neither party was formed under New York law; neither party maintains an office in the State of New York; the consulting agreement between the parties dated September 5, 2019 was not performed in the State of New York; and, it was anticipated, at the time of contracting, that the bulk of SCS’s consulting services thereunder would be rendered in Florida, not New York.

On November 4, 2020, Supreme Court, New York County, heard argument on the Company’s motion to dismiss, granted the motion, and denied SCS’s motion summary judgment as moot (the “Decision”). SCS has a right to seek reconsideration and/or to take and perfect an appeal from the Decision within time periods prescribed by New York Civil Practice Law and Rules and related court rules.

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

The Company’s current management has tendered the complaint to its directors’ and officers’ liability carrier for defense and indemnity purposes, which coverage is subject to a $250,000 self-insured retention or “deductible.” Company management, Mr. Giordano and Ascentaur LLC each advise that they deny each and every allegation of wrongdoing alleged in the complaint. Among other things, current management asserts that it made every effort to consummate an equity offering in late 2019 and early 2020 and could not do so solely because of the Company’s precarious financial condition. Current management also asserts it made clear to SCS and other preferred equity holders, before they converted their shares into common stock, that there was no guarantee the Company would be able to consummate an equity offering in late 2019 or early 2020. In addition, current management asserts that it received equity in the Company on terms that were entirely fair to the Company and entered into MCA transactions solely because there was no other financing available to the Company.

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

SCS has a right to file court papers opposing the above motion and thereafter the defendants have a right to file reply papers in further support of the motion (the “MTD”). To date, the court has not entered an order scheduling these filings or a hearing on the MTD.

In the interim, SCS has propounded certain discovery requests to Mr. Giordano concerning his personal jurisdiction and de facto officer defenses to which Mr. Giordano responded in timely fashion, to the extent required by Florida court rules.

While they hope to prevail on the motion, win or lose, current Company management, Mr. Giordano and Ascentaur LLC advise that they intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

It is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Frank Mazzola v. Prime EFS, et al.

On July 24, 2020, Prime EFS terminated the employment of Frank Mazzola effective that day. On July 27, 2020, Mr. Mazzola filed a Complaint and Jury Demand in the United States District Court for the Southern District of New York in which he named as defendants Prime EFS, the Company, John Mercadante and Douglas Cerny. The case was assigned # 1:20-CV-5788-VM. In this action, Mr. Mazzola alleges that he had an employment agreement with Prime EFS and that Prime EFS breached the alleged employment agreement through two alleged pay reductions and by terminating his employment. The Complaint contains eight counts: (1) breach of contract against Prime EFS; (2) breach of the covenant of good faith and fair dealing against Prime EFS; (3) intentional misrepresentation against Prime EFS, the Company and Mr. Mercadante; (4) negligent misrepresentation against Prime EFS, the Company and Mr. Mercadante; (5) tortious interference with contract against the Company, Mr. Mercadante and Mr. Cerny; (6) tortious interference with prospective economic advantage against the Company, Mr. Mercadante and Mr. Cerny; (7) conversion against all defendants; and (8) unjust enrichment against all defendants. Mr. Mazzola seeks specific performance of the alleged employment agreement and damages of not less than $3 million.

Without Answering the Complaint, on August 14, 2020, the defendants objected to the Complaint on the grounds of lack of personal jurisdiction, improper venue and because the Complaint failed to state a claim upon which relief could be granted. On August 25, 2020, the Court ordered Mr. Mazzola to respond to the defendant’s objections within three days. On August 28, 2020, Mr. Mazzola voluntarily withdrew the action.

On September 1, 2020, Mr. Mazzola served the defendants with a Complaint and Jury Demand that Mr. Mazzola filed in the Superior Court of New Jersey, Law Division, Bergen County, docket number BER-L-004967-20. The Complaint alleged the same claims as those set forth in the Complaint that Mr. Mazzola had filed in the now withdrawn New York federal lawsuit. On September 28, 2020, the defendants removed the New Jersey state court lawsuit to the United States District Court for the District of New Jersey, which has been assigned civil action number 2:20-cv-13387-BRM-ESK. On October 5, 2020, all defendants filed a motion to dismiss each and every claim asserted against then in the New Jersey federal action. The briefing and hearing of defendants’ motion have been adjourned owing to plaintiff Frank Mazzola’s decision to replace his lawyer in this action.

All defendants believe the complaint lacks merit and intend to mount a vigorous defense to the action.

It is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Rosemary Mazzola v. TLSS and Douglas Cerny

On September 19, 2020, attorneys for Frank Mazzola’s mother, Rosemary Mazzola, filed an action in the United States District Court for the Southern District of New York against the Company and Douglas Cerny. The case was assigned docket number 1:20-cv-7582 and assigned to USDJ Gregory H. Woods. In this action, Ms. Mazzola claims that the Company entered into and breached an unspecified contract by failing to pay her $94,000. In addition, the complaint claims that, although he was not a party to the unspecified contract, Mr. Cerny falsely represented that the Company intended to “repay” Ms. Mazzola $94,000 plus interest. The complaint seeks $94,000 from each defendant, plus late fees, costs, prejudgment interest and attorneys’ fees and, from Mr. Cerny punitive damages in an unspecified amount. The complaint also alleges claims for account stated and breach of implied warranty of good faith and fair dealing, allegedly premised on the same indebtedness.

On October 26, 2020, in lieu of filing an answer, all defendants, by counsel, submitted timely a letter motion (the “Oct. 26 Letter Motion”) for leave to file a motion to dismiss the complaint, which filing pointed out numerous alleged deficiencies with the complaint. Among other things, in the Oct. 26 Letter Motion, defendants pointed out (a) that Mr. Cerny is not a proper defendant and that, in event, the Court lacks personal jurisdiction over him; (b) that the only conceivable contract on which the complaint could be based is the Amended and Restated Stock Purchase Agreement, dated September 30, 2018, pursuant to which Mrs. Mazzola and others sold their membership interests in Prime EFS to the Company; (c) that pursuant to that contract, “[i]n lieu of the receipt of cash by Rosemary Mazzola at Closing, Rosemary Mazzola has agreed to loan such cash amount [$489,174] to the Company” — defined to be Prime EFS, not the Company; and (d) therefore, that the only entity with an obligation to pay any amounts allegedly due to Mrs. Mazzola under the 2018 agreement is Prime EFS, not the Company.

In addition, in the Oct. 26 Letter Motion, defendants assert that, at least at this juncture, a claim against Prime EFS under the 2018 agreement would be improper. As noted above, in the 2018 agreement, it is merely agreed that, “[i]n lieu of the receipt of cash by Rosemary Mazzola at Closing, Rosemary Mazzola has agreed to loan such cash amount to the Company [Prime] to be used for working capital.” No terms and conditions of the loan were specified. Hence, defendants assert, a suit against Prime EFS on the loan today would be at least premature.

By order entered November 5, 2020, the Court gave new counsel for Mrs. Mazzola, the 80-year-old mother of Frank Mazzola, until November 23, 2020, to file an amended complaint in this action and, if warranted by the amended complaint, gave defendants until December 7, 2020 to file a renewed letter motion to dismiss this lawsuit.

Both defendants believe the complaint in this matter lacks merit and intend to mount a vigorous defense to the action.

As of September 30, 2020, this $94,000 liability is included in due to related parties on the accompanying condensed consolidated balance sheet.

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

In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise.

Default by Prime EFS on June 4, 2020 Settlement with Creditors

On June 4, 2020, Prime EFS LLC (“Prime EFS”), a wholly-owned subsidiary of the Company, agreed with two related creditors (the “Creditors”) to a payment plan (the “Payment Plan”) to settle, without interest, a total outstanding balance of $2,038,556.06 (the “Outstanding Balance”) owed by Prime EFS to the Creditors.

Pursuant to the Payment Plan, Prime EFS was obligated to pay $75,000.00 to the Creditors on or before June 5, 2020 and $75,000.00 to the Creditors on or before June 12, 2020.

Thereafter, under the Payment Plan, beginning on June 19, 2020, Prime EFS was obligated to make weekly payments of $15,000.00 to the Creditors each Friday for 125 weeks ending with a final payment of $13,556.06 on November 18, 2022.

Under the Payment Plan, Prime EFS also agreed that, if it fails to make a scheduled payment or otherwise defaults on its obligations, the remaining Outstanding Balance would be accelerated and due, in full, within five business days after receipt by Prime EFS of a notice of default from the Creditors.

Under the Payment Plan, Prime EFS also agreed that, if Prime EFS does not pay the remaining Outstanding Balance within five business days after receipt of a notice of default, then the Creditors will be entitled to 9% per annum simple interest on the remaining Outstanding Balance from the date of default and to recover attorneys’ fees and costs for enforcement.

Prime EFS made the $75,000 payments due on each of June 5, 2020 and June 12, 2020.

Prime EFS also made each of the weekly payments due through Friday, September 18, 2020. However, Prime EFS did not make the payment due Friday, September 25, 2020, did not make any further weekly payment due under the Payment Plan, and has no present plan or intention to make any further payments under the Payment Plan because it lacks the cash-on-hand to do so.

By letter dated October 16, 2020, attorneys for the Creditors gave Prime EFS notice of default (the “Notice of Default”) under the settlement agreement that documents the Payment Plan and related terms and conditions. The Notice of Default correctly states that Prime EFS did not make the payment due under the Payment Plan on September 25, 2020 and has not made any further weekly payments since September 25, 2020. The Notice of Default correctly demands, under the settlement agreement that documents the Payment Plan and related terms and conditions, that, as of the day of Prime EFS’s default, Prime EFS owed the Creditors $1,678,556.06, which is accrued on the accompanying condensed consolidated balance at September 30, 2020. In the Notice of Default, the Creditors reserve the right to institute legal proceedings against Prime EFS for its defaults under the Payment Plan, to seek default interest at 9% per annum and to seek the Creditors’ costs of collection.

To date, Prime EFS has not responded to the Notice of Default and has no present plan or intention to respond.

Dispute between Patrick Nicholson and Prime EFS

By letter dated October 9, 2020, attorneys representing Patrick Nicholson allege that Prime EFS is in default of its payment obligations under a “10% Senior Secured Demand Promissory Note” issued February 13, 2019, in the principal amount of $165,000, and under a second promissory note issued April 24, 2019 in the principal amount of $55,000.

In the demand, the attorneys for Mr. Nicholson allege the total balance owed, including interest, is $332,702.84 and that interest is continuing to accrue on each promissory note.

In the demand, the attorneys for Mr. Nicholson also contend that the Company is jointly and severally liable with Prime EFS for this balance.

In the demand, the attorneys for Mr. Nicholson also contend that the great bulk ($276,169) of the alleged balance due arises under the “10% Senior Secured Demand Promissory Note” issued February 13, 2019. However, this promissory note is, by its express terms, governed by New York law, and, in the opinion of Prime EFS’s counsel, such note is usurious on the face of it and unenforceable.

Further, in the opinion of counsel, formed after reasonable inquiry, neither promissory note is enforceable against any person or entity other than Prime EFS. If, as threatened, Mr. Nicholson files suit for nonpayment under either or both promissory notes, it is anticipated that the defendant(s) will mount a vigorous defense to the action.

Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al.

On August 4, 2020, an action was filed against Shypdirect, Prime EFS and others in the Superior Court of New Jersey for Bergen County captioned Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al. The case was assigned docket number BER-L-004534-20. In this action, the plaintiff seeks reimbursement of his medical expenses and damages for personal injuries following an accident with a box truck leased by Prime EFS and being driven by a Prime EFS employee, in which the plaintiff’s ankle was injured. Plaintiff has thus far transmitted medical bills exceeding $789,000. Prime EFS and Shypdirect have demanded their vehicle liability carrier assume the defense of this action. To date, the carrier has not done so, allegedly inter alia because the box truck was not on the list of insured vehicles at the time of the accident.

On November 9, 2020, Prime EFS and Shypdirect filed their answer to the complaint in this action and also filed a third-party action against the insurance company in an effort to obtain defense and indemnity for this action. We intend to vigorously defend against this claim and to pursue the coverage action. However, we cannot evaluate the likelihood of an adverse outcome or estimate our liability, if any, in connection with this claim.

Valesky v. Prime EFS and Frank Mazzola

Plaintiff, an ex-dispatcher for Prime EFS, brought an action in the United States District Court for the District of New Jersey under the Family and Medical Leave Act of 1933 and the New Jersey Law Against Discrimination seeking unspecified compensatory and punitive damages. Plaintiff alleges she was fired while still in a neck brace. Prime EFS’ insurer has acknowledged its duty to defend this matter and the Company and Prime EFS expect that the insurer will ultimately indemnify Prime EFS for any damages paid.

Ynes Accilien v. Prime EFS

An action brought on April 27, 2020 in the Superior Court of New Jersey for Bergen County by the plaintiff alleging injuries from a May 12, 2019 collision with a van leased by Prime EFS and operated by Prime EFS employees. The plaintiff has also filed a workers’ compensation claim. Prime EFS’ insurer has acknowledged its duty to defend this matter and the Company and Prime EFS expect that the insurer will ultimately indemnify Prime EFS for any damages paid.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Amazon has given Notice of Termination of Prime EFS’s Delivery Service Partner Agreement

On June 19, 2020, Amazon notified Prime EFS in writing by the Prime EFS Termination Notice that Amazon did not intend to renew the In-Force Agreement when it expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement would expire on September 30, 2020.

Additionally, on July 17, 2020, Amazon notified Shypdirect by the Shypdirect Termination Notice that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, pursuant to the Aug. 3 Proposal, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS would agree to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, release any and all claims it may have against Amazon, and covenant not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal.

Approximately 58.4% and 39.0% of the Company’s revenue of $23,503,384 for the nine months ended September 30, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon. respectively. The termination of the Amazon last-mile business will have a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

The Company will continue to: (i) seek to replace the Company’s last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. If the Shypdirect mid-mile and long-haul business with Amazon is terminated and not replaced, the Company would have to curtail most or all operations.

We have incurred indebtedness under the CARES Act which will be subject to review, may not be forgivable in whole or in part, and may eventually have to be repaid, potentially with interest, fines, and/or other penalties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, the Company issued 477,682,407 shares of its common stock in connection with the conversion of convertible notes payable and default interest of $4,215,651, accrued interest of $82,852, and fees of $900. The conversion price was based on contractual terms of the related debt. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $512,366, which is associated with the fair market value of the excess shares issued upon conversion of the principal balances converted at the conversion price.

During the period from July 1, 2020 to August 10, 2020, the Company issued 85,710,419 shares of its common stock in connection with the cashless exercise of 83,662,448 warrants. The exercise price was based on contractual terms of the related warrant. In connection with the cashless exercise of warrants, the Company recorded a loss on debt extinguishment of $237,664, which is associated with the fair market value of the excess common shares issued upon the cashless exercise of warrants over the number of shares issuable using the warrant exercise price.

On July 20, 2020, in connection with the parties’ recent settlement, the Company issued 10,281,018 shares to Bellridge to settle certain claims of Bellridge (see Note 9 under legal matters). These shares were valued at $502,742, or $0.049 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $502,742.

On July 24, 2020, the Company issued 1,000,000 shares to its common stock upon the conversion of 1,000,000 shares of Series B preferred shares.

On July 20, 2020 and July 22, 2020, the Company entered Exchange Agreements with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock. Pursuant to the Exchange Agreements, the Investors exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $500,184, accrued interest payable of $85,827, and Warrants to purchase 423,159,293 shares of Common Stock for 522,726 shares of Series D (the “Exchange”). In connection with the issuance of the Series D shares, the Company recorded a loss on debt extinguishment of $239,678, which is associated with the fair market value of the excess shares issued upon conversion of the principal balances and accrued interest converted at the conversion price.

During the period from July 1, 2020 to September 30, 2020, the Company issued 398,350,000 shares of its common stock in connection with the conversion of 398,350 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD.

On October 8, 2020, the Company entered into a Securities Purchase Agreement with the Selling Stockholders pursuant to which the Selling Stockholders agreed to purchase, severally and not jointly, an aggregate of (i) 47,977 shares of Series E Stock and (ii) the Warrants to purchase 23,988,500 shares of common stock, $0.001 par value per share, which are equal to 50% of the shares of Common Stock issuable upon conversion of the Series E Stock if the Series E Stock were converted on October 8, 2020. The securities issued in this transaction were issued pursuant to Section 4(a)(2) of the Securities Act.

Subsequent to September 30, 2020, we issued 32,269,000 shares of our common stock in connection with the conversion of 32,269 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD.

In October 2020, we issued 53,255,583 shares of our common stock in connection with the conversion of a convertible note payable and default interest of $293,150 and accrued interest of $26,384. The conversion price was based on contractual terms of the related debt.

In October and November 2020, we issued 5,939,432 shares of our common stock in connection with the conversion of accrued interest of $36,317. The conversion price was based on contractual terms of the related debt.

The above securities were issued in reliance upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information contained in “Note 6 - Convertible Promissory Notes Payable and Notes Payable” is incorporated by reference to this Part II, Item 3.

On January 30, 2020, due to the default of the August 2019 Notes Amortization Payments in the amount of approximately $224,397, the August 2019 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $723,985, default interest accrues at 18%, and the default conversion terms apply. As of November 14, 2020, the total arrearage on the August 2019 Notes is $0.

In February 2020, due to the default of the October 3 Note Amortization Payment in the amount of approximately $15,100, the October 3 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $50,000, default interest accrues at 18%, and the default conversion terms apply. As of November 14, 2020, the October 3 Note was fully converted.

In May and June 2020, due to the default of a May 2020 and June 2020 Amortization Payments, the Fall 2019 Notes, in the amount of approximately $500,000, were deemed in default. Accordingly, default interest accrues at 18% and the Fall 2019 Notes became due on the respective date of default. As of November 14, 2020, the total arrearage on the Fall 2019 Notes is $500,000.

Due to the default of amortization payments due on our August 2019 Notes and other notes as discussed above, the Q1/Q2 2020 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30%, which amounted to approximately $620,400, default interest accrues at 18%, and the default conversion terms apply. As of November 14, 2020, the total arrearage on the Q1/Q2 Notes is $801,400.

Due to the default of amortization payments due on our August 2019 Notes and other notes as discussed above, the April 20 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30%, which amounted to approximately $136,950, default interest accrues at 18%, and the default conversion terms apply. As of November 14, 2020, the total arrearage on the April 20 Note is $69,300.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated June 30, 2015).
3.2	Certificate of Change filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 24, 2013).
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 23, 2018).
3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of PetroTerra Corp., dated August 7, 2017 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated August 8, 2017).
3.5	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock of the Company, filed on June 4, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 9, 2020).
3.7	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2020).
3.8	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock, filed on July 17, 2020 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 21, 2020).
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 24, 2020).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 9, 2020).
4.1	Form of Convertible Note dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.2	Form of Warrant dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.3	Form of Exchange Agreement (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 24, 2020).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 9, 2020).
10.1	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).
10.2	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).
10.3	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 24, 2020).
10.4	Form of Securities Purchase Agreement related to Series E Preferred Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 9, 2020).
10.5	Form of Registration Rights Agreement related to Series E Preferred Stock (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 9, 2020).
10.6

Asset Purchase Agreement dated as of November 6, 2020 between TLSS Acquisition, Inc. (a wholly owned subsidiary of the Company) and Cougar Express, Inc., incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2020.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: November 16, 2020	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

