Form 10-K
period 2020-12-31
Transportation & Logistics Systems, Inc.
filed 2021-03-17
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.0515 per share of common stock as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was $25,636,725.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 17, 2021, registrant had outstanding 1,749,302,040 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-K

December 31, 2020

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, “the Company”, “we,” “us,”, “TLSS” and “our,” refer to Transportation and Logistics Systems, Inc., a Nevada corporation and its wholly owned subsidiaries, Prime EFS, LLC, Shypdirect LLC, Shyp FX, Inc., TLSS Acquisition, Inc., and Shyp CX, Inc..

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K (the “Annual Report”) that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to known and unknown risks, uncertainties and other factors outside of our control that could cause our actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report, these risks and uncertainties include: our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; customers’ cancellation on short notice of master service agreements from which we derive a significant portion of our revenue or our failure to renew such master service agreements on favorable terms or at all; our ability to attract and retain key personnel and skilled labor to meet the requirements of our labor-intensive business or labor difficulties which could have an effect on our ability to bid for and successfully complete contracts; the ultimate geographic spread, duration and severity of the coronavirus outbreak and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or ameliorate its effects; our failure to compete effectively in our highly competitive industry could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance; our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; our history of losses, deficiency in working capital and a stockholders’ deficit and our ability to achieve sustained profitability; the termination or curtailment of our mid-mile and long-haul delivery business by the single customer which accounts for the great bulk of that business, Amazon Logistics, Inc.; a demand that the Company and/or its subsidiaries repay the PPP loans secured in March 2020 (possibly with interest and/or penalties); adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); adverse or unanticipated decisions by insurance companies and/or by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ii

PART I

Item 1. Description of Business.

Overview

Subsequent to the termination of our Delivery Service Provider Agreement with Amazon Logistics, Inc, a subsidiary of Amazon.com, Inc. (“Amazon”), on September 30, 2020, as discussed below, we focus primarily on the transportation of packages, on pallets, which, through Shypdirect, we pick up at an Amazon distribution center or other locations, in box trucks, for a single customer, Amazon, which are delivered to post offices or, less frequently, to another distribution center. This is our box-truck or “mid-mile business.” For the same customer, Amazon, we also pick up packages, on pallets, in tractor trailers, from on-line retailers who market through Amazon, and deliver those packages to Amazon for sale to the public (our tractor-trailer or “long-haul” business). Amazon is the largest E-commerce retailer in the United States.

Through our subsidiary, Shypdirect LLC (“Shypdirect”), we also do a limited amount of last-mile delivery (our minivan or “last mile” business) for a different customer.

Subsequent to the termination of our Delivery Service Provider Agreement with Amazon on September 30, 2020, as discussed below, our mid-mile business currently accounts for approximately 80% of our revenues and our long-haul business accounts for approximately 18-19% of our revenues. These percentages will fall slightly, if we are able to grow our last-mile business.

Historically, approximately 58% to 65% of our business consisted of last-mile services — transporting goods from a manufacturer or fulfillment center to a delivery station, from a fulfillment center to a post office, or from the delivery station to an end user or retail customer. We conducted that business through Prime EFS, a company which is currently not generating revenues or conducting new business. Today, as noted, last-mile accounts for not more than 1-2% of our monthly revenues.

At present, we are providing tractor-trailer and box truck deliveries of packages on the east coast of the United States, primarily in and from New Jersey, Georgia, Florida, Ohio and Tennessee, primarily for Amazon and its customers, and for other customers.

We also offer a number of logistics services to Amazon and storage solutions for Amazon’s customers with limited storage facilities, in order to help manage such customer’s goods efficiently.

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns or leases its own transportation equipment. We employ our own drivers and use the services of independent contractors who may use their own vehicles.

Between June 18, 2018 and September 30, 2020, we operated through two New Jersey-based subsidiaries. Those subsidiaries were Prime EFS, LLC, which conducted the last-mile business focused on deliveries to the retail consumer for our primary customer in New York, New Jersey and Pennsylvania (“Prime EFS”), and Shypdirect, which formed in July 2018 and focused on, and which is still conducting, our long-haul and mid-mile delivery businesses.

The great bulk of Prime EFS’s business prior to September 30, 2020 was conducted pursuant to the Delivery Service Provider program (the “Prime EFS DSP Program”) of Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”). Shypdirect conducts its business as a carrier under a relay program service agreement with Amazon Logistics, Inc., last amended on August 24, 2020 (the “Amazon Relay Carrier Terms of Service Agreement”). Under that agreement, Shypdirect provides transportation services, including receiving, loading, storing, transporting, delivering, unloading and related services for Amazon and its customers, with such contract currently set to expire on May 14, 2021.

Revenues under the Prime EFS DSP Program agreement were approximately 54.0% and 67.8% of total revenues in 2020 and 2019, respectively. Revenues for Shypdirect under the Amazon Relay Carrier Terms of Service Agreement were approximately 42.7% and 30.9% of total revenues in 2020 and 2019, respectively. Revenues under the Prime EFS DSP Program for the year ended December 31, 2020 were $13,944,991, or approximately 54.0% of total Company revenues. Revenues for Shypdirect under the Amazon Relay Carrier Terms of Service Agreement were $11,027,594, or approximately 42.7% of total Company revenues for the year ended December 31, 2020.

In June 2020, Amazon gave notice to Prime EFS that Amazon would not be renewing Prime EFS’s DSP Program agreement when that agreement terminated effective September 30, 2020. Amazon made clear to Prime EFS that Amazon’s decision not to renew the DSP agreement was part of a well-publicized initiative by Amazon to restructure how it would be delivering its last-mile services, and did not reflect the quality of the services provided by Prime EFS.

As a result of the termination of Prime EFS’s involvement with Amazon’s DSP Program, on or about October 20, 2020, Prime EFS gave notice to its vendors and other creditors that Prime had ceased business operations effective September 30, 2020. As a result of this action, effective October 1, 2020, and unless and until the Company, whether by acquisition or otherwise, augments its current business and/or enters into new line(s) of business, the Company’s Shypdirect subsidiary will be the major source of Company revenues through May 14, 2021, the date that the Amazon Relay Carrier Terms of Service is currently set to expire. For last five (5) reported fiscal quarters, those revenues have been as follows: quarter ended December 31, 2020 - $1,851,825, quarter ended September 30, 2020 - $2,400,597, quarter ended June 30, 2020 - $3,209,314, quarter ended March 31, 2020 - $3,565,858 and quarter ended December 31, 2019 - $3,435,317.

At present, the overwhelming source of Shypdirect’s revenues is as a carrier under the Amazon Relay Carrier Terms of Service. Under that agreement, Shypdirect provides transportation services, including receiving, loading, storing, transporting, delivering, unloading and related services, for Amazon and its customers.

At present, Shypdirect primarily serves Amazon distribution centers located in the following five (5) cities: Carteret, New Jersey (serving the Tri-State area); Jacksonville, Florida; Jefferson, Georgia; Cleveland, Ohio; and Nashville, Tennessee. Each of the last four (4) distribution centers mentioned serves a perimeter of approximately three (3) hours’ one-way drive time.

While Shypdirect is attempting the grow its business in these other markets, there can be no assurance that Shypdirect will be successful in doing so.

Although Amazon extended the term of the Amazon Relay Carrier Terms of Service in 2020, at present, the contract expires May 14, 2021. While the Company may extend the term of the Amazon Relay Carrier Terms of Service beyond May 14, 2021, there can be no assurance that Shypdirect will, in fact, seek to do so or if it does so, that it will be successful in doing so.

On November 13, 2020, we formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, we simultaneously executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”). The purchase price is $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition are vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships.

The Company has a highly experienced and dedicated senior management team, which, with the assistance of a highly experienced restructuring consultant, is currently evaluating various opportunities, whether by acquisition or otherwise, for the Company to augment its current business and/or enter into new line(s) of business. While the Company is hopeful that it will be able to announce a plan in this regard shortly, there can be no assurance that the Company will in fact be able to augment its current business and/or enter into new line(s) of business or to do so profitably.

As of December 31, 2019, we owned or leased an aggregate of approximately 256 trucks or delivery vehicles and employed 588 drivers, who worked in shifts that allowed us to utilize most of our transportation equipment on a 24/7 basis. We also utilized the services of independent contractors to provide our delivery services. As of December 31, 2019, 47 independent contractors provided services to us on a full-time basis.

With the termination of Prime EFS’s last-mile delivery business effective which terminated on September 30, 2020, through Shypdirect, we employ approximately 50 drivers, who work in shifts that allow us to utilize most of our transportation equipment on a 24/7 basis. As of December 31, 2020, through Shypdirect, we owned or leased an aggregate approximately 18 vehicles – approximately 5 box trucks, 8 tractor-trailers and 5 vans. These vehicles are driven by our employees. At present, we are returning the box trucks to our lessor, Ryder. These box trucks are not included in the above transportation equipment totals.

We also continue to utilize the services of independent contractors to provide our delivery services. At present, with the termination of Prime EFS’s last-mile delivery business effective September 30, 2020, approximately 17 independent contractors, with access to approximately 50 of their own trucks, provide services to us on a full-time basis.

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

On June 18, 2018, we completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS from its members.

On July 24, 2018, we formed Shypdirect LLC, a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

On November 13, 2020, we formed a wholly owned subsidiary, Shyp FX, Inc., under the laws of the State of New Jersey (“Shyp FX”).

On November 16, 2020, we formed a wholly owned subsidiary, TLSS Acquisition, Inc., under the laws of the State of Delaware (“TLSS Acquisition”).

On February 21, 2021, we formed a wholly owned subsidiary, Shyp CX, Inc., under the laws of the State of New York (“Shyp CX”).

Unless the context otherwise requires, TLSS and its wholly-owned subsidiaries, Prime EFS, Shypdirect, Shyp FX, TLSS Acquisition, and Shyp CX are hereafter referred to as the “Company”. Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458, and our telephone number is (833) 764-1443.

Company Overview

Prior to September 30, 2020, we generated our revenues through two subsidiaries, Prime EFS and Shypdirect. Effective October 1, 2020, we are generating our revenues through Shypdirect only.

For the period from January 1, 2018 to June 18, 2018, we operated in one reportable business segment consisting of brokerage and logistic services such as transportation scheduling, routing and other value-added services related to the transportation of automobiles and other freight.

From June 18, 2018 to May 1, 2019, we operated in two reportable business segments - (1) the transportation of automobiles and other freight (the “Save On” segment), and (2) a segment which concentrates on deliveries for online retailers in New York, New Jersey and Pennsylvania and also concentrates on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office. On May 1, 2019, we entered into a share exchange agreement with Save On and Steven Yariv, whereby we returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company.

Prior to September 30, 2020, Prime EFS provided multiple services involving movement of goods through e-commerce. It focused primarily on the transportation of packages that are ultimately to be delivered to the business or retail consumer, with transportation services going from the manufacturer or fulfillment center to the delivery station and from the delivery station to the end user (known as “last mile” deliveries). We are currently looking to offer the expertise and knowledge we have in this area to customers other than Amazon.

Our current services are priced based on whether a route is a mid-mile route, served by a box truck, or a long-haul route, served by a tractor-trailer. Mid-mile services are priced either at a fixed rate or a variable rate, depending on length of route. All our long-haul business is fixed fee, based solely on where we pick up a trailer and where we drop it off, not on the time it takes for us to complete the delivery and return the trailer to our customer. The number of packages is not a factor in pricing either mid-mile or long-haul.

E-Commerce Fulfillment Solutions

The rapid growth of e-commerce and the online retailing segment of e-commerce is well documented. Online retail companies have logistics needs that differ from those of traditional businesses. Unlike traditional inventory management, e-commerce companies need to ship items directly to customers, who expect their orders to arrive on time and as described. We have built our delivery services to perform effectively in the “on demand” shipping environment that is part of the e-commerce fulfillment solutions system. We are currently looking to offer the expertise and knowledge we have in this area to new customers.

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

Our Strategy and Competitive Strengths

As a result of the termination of Prime EFS’s involvement with Amazon’s DSP Program, we will seek to diversify and grow our business primarily through acquisition of profitable businesses without the previous concentration risk that Prime and Shypdirect had with Amazon. Our strategy is to be a leader in the transportation industry by providing on-time, high-quality pick-up, transportation and long-haul and mid-mile delivery services. We will also attempt to regrow our last-mile business. We attribute our growth and success to date to the following competitive strengths.

Market Knowledge and Understanding. While we have been operating our current business for only a few years, our senior management personnel collectively have more than 40 years of experience in the transportation industry and broad knowledge in providing transportation services. These solutions are in high demand, and we hope to resume the growth we experienced prior to December 31, 2020. Members of our senior management team have e-commerce experience with online retailers and understand the dynamics of e-commerce growth, demands and logistics since all or the vast majority of their careers have been in e-commerce businesses. We believe we understand the various segments of the end-to-end solutions required to deliver goods rapidly and accurately between the various pick-up and delivery points in the delivery chain.

Unwavering Focus on Relationships and Superior Service. We aim to be the premier platform and partner of choice for our customers. We believe we offer superior services and solutions due to our company-wide commitment to customer service.

Experienced and Proven Management Team. We believe our management team is among the most experienced in the industry. Our senior management team brings experience in transportation and logistics, mergers and acquisitions, information technology, e-commerce retailing and fulfillment, and understands the cultural nuances of the e-commerce sectors we serve.

We hope to leverage our competitive strengths to increase shareholder value through the following core strategies.

Build Upon Strong Customer Relationships to Expand Organically. Prior to September 30, 2020, we built a strong relationship with Amazon that allowed us to expand the size of our service area and add higher margin services to our service offerings. We are continuing to build upon that relationship in the mid-mile and long-haul markets through Shypdirect.

During 2019, due to a decrease in “last mile” routes serviced related to our exit from certain areas in New York and Pennsylvania, we decreased the number of “last mile” local routes we served for Amazon from approximately 200 routes on December 31, 2018 to approximately 150 routes on December 31, 2019. However, we were able to expand the type of transportation services we render to Amazon to include “mid-mile” and long-haul transportation services in which we deliver packages from one distribution center to another or from the distribution center to the U.S. post office. We hope to maintain our relationship with Amazon through Shypdirect. However, even if that business also terminates in May 2021, we intend to utilize the experience gained from that relationship to help us diversify and perform similar services for other customers and delivery service providers.

Expand Our Operations to Other Regions of the U.S. Our mid-mile and long-haul delivery services are currently provided in the eastern United States. As we continue to expand our marketing and customer relationships, we anticipate expanding our geographic footprint to provide such services, and to capture market share, in other regions of the U.S. by opening our own operations centers and warehouses, acquiring existing regional transportation and logistics companies operating in other areas and partnering with local operators in other regions. We believe the expansion of our business in other regions of the U.S. will also allow us to expand our relationships with existing customers who operate in those regions.

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

Enhance Our Operating Margins. We hope to enhance our operating margins through a combination of increased operational efficiencies, leveraging our existing assets and distribution facilities and increasing our usage of technology to help us better plan, execute and monitor the performance of our services and transportation assets.

Technology

An integral part of our operating philosophy is the utilization of technology to support our transportation services and provide our employees with real time information on the status of our operations. We believe our focus on technology as a support to our operations allows our employees to focus on performing at high levels for the benefit of our customers.

Each of our vehicles contain mobile communications devices. By being “always-connected”, we can monitor the real time location, performance and effectiveness of our drivers as well as the operating condition of the vehicle. The advancements in what is referred to as the telematic space allow us to develop more detailed and actionable solutions in the performance of our pick-up, transport and deliver operations – all an integral part of our e-commerce fulfillment solutions.

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

Prior to September 30, 2020, we continued to operate in the foregoing markets. However, effective September 30, 2020, Prime’s participation in Amazon’s Delivery Service Provider program terminated. As a result, as of October 1, 2020, our sole markets are the long-haul and mid-mile markets, and currently our major customer for these services is Amazon.

As a result, we continue to have customer concentration risk, which we hope to address by expanding our organic growth through the addition of new customers and through the acquisition of businesses that provide transportation services for new customer bases.

We also hope to make our delivery and fulfillment solutions available to retailers besides Amazon.

Acquisition

On January 15, 2021, through a newly-formed, wholly-owned, subsidiary, Shyp FX, Inc., we simultaneously executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express (“FedEx”) over the past 25 years (“DDTI”). DDTI’s annual revenues in 2020 exceeded $1 million. The purchase price is $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition are vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships.

The acquisition of DDTI will make the Company an approved contracted service provider of FedEx, which, we believe, fits in well with our current geographic coverage area and may lead to additional expansion opportunities within the FedEx network. The Company believes that the acquisition of DDTI, along with the proposed acquisition of Cougar Express, as discussed below, demonstrates that the Company is beginning to resume its growth strategy.

Potential Acquisition

On November 11 2020, our wholly owned subsidiary, TLSS Acquisition (the “Acquisition Sub”), entered into an asset purchase agreement dated as of November 6, 2020 (“APA”), to acquire substantially all of the assets and certain liabilities of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“Cougar Express”).

Cougar Express is a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. Some of Cougar Express’s accounts have been customers of Cougar Express for more than 20 years.

The APA provides for a purchase price equal to $2,350,000 plus 50% of the difference between the accounts receivable acquired by the Acquisition Sub and the accounts payable assumed by the Acquisition Sub. The APA also provides that the Acquisition Sub will also assume indebtedness on certain truck leases and other equipment and service plans for equipment and services that are used by Cougar Express and which will continue to be used post-closing. After closing, the owner of Cougar Express would be barred from competing with the Cougar Express business for five years.

The transaction was scheduled to close no later than January 15, 2021, subject to the completion of satisfactory due diligence by us to confirm the accuracy of all of Cougar Express’s representations and warranties in the APA and that Cougar Express has not suffered a material adverse change in its business, and also subject to Cougar Express’s procuring an acceptable landlord’s consent to Cougar Express’s assignment of the lease for its operating facility to the Acquisition Sub, and also subject to our securing financing for the acquisition.

On January 15, 2021, we and Cougar Express entered into Amendment No. 1 to the APA (“Amendment No. 1”) which extended the scheduled closing date to February 16, 2021. In connection with the signing of Amendment No. 1, we paid a refundable deposit of $25,000. On February 17, 2021, we and Cougar Express entered into Amendment No. 2 to the APA (“Amendment No. 2”) which extended the scheduled closing date to March 1, 2021. In connection with the signing of Amendment No. 2, we paid an additional refundable deposit of $25,000.

As of this filing, we are negotiating a further extension of the scheduled closing date as well as other terms of the APA. We intend now to restructure the transaction to provide for our acquisition of all of the stock of Cougar Express. We formed wholly owned subsidiary, Shyp CX, Inc. to effectuate this transaction.

Consistent with our primary strategy to become a leader in the transportation industry in providing on-time, high-quality pick-up, transportation and delivery services, we expect to accomplish this goal, in part, by pursuing strategic acquisitions as a means of adding new markets in the United States, expanding its transportation and logistics service offerings, adding talented management and operational employees, expanding and upgrading its technology platform and developing operational best practices. Moreover, one factor in assessing acquisition opportunities is the potential for subsequent organic growth post-acquisition.

We believe that the acquisition of Cougar Express would fit our current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide us with a long-standing, well-run profitable operation as a first step to begin replacing the revenue we lost as a result of Amazon’s terminating its delivery service provider business. Furthermore, we believe that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into our primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect operational capabilities.

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

None.

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

Employees

As of the date of this annual report, the only employed individuals providing services to Transportation and Logistics Systems, Inc. are its chief executive officer and, on a part-time basis, its chief development officer. Other professional and executive services are procured by TLSS through independent contractors.

As of the date of this annual report, Shypdirect and Shyp FX have approximately 65 employees, all of whom are full-time.

In addition to our chief executive officer, we have retained the services of a consultant, Ascentaur, LLC (“Ascentaur”), pursuant to a Consulting Agreement between the Company and Ascentaur dated February 21, 2020, as amended (the “Consulting Agreement”). Under the Consulting Agreement, Sebastian Giordano, the CEO and principal of Ascentaur, provides management services to the Company in the role of restructuring consultant under direction of the Board. Mr. Giordano devotes the majority of his business attention to the Company, but he may spend time on other business ventures. The Consulting Agreement runs until January 31, 2023 (“Termination Date”), unless earlier terminated by an employment agreement between Mr. Giordano and the Company.

As consideration for Mr. Giordano’s services, Ascentaur receives a base consulting fee of $300,000 annually, payable in installments of $12,500 twice a month and is eligible for bonuses based on certain Company revenue, EBITDA, market capitalization or capital raise milestones. In addition, upon approval by the Board, Ascentaur received nonqualified stock options to purchase up to 25,000,000 shares of Common Stock of the Company at an exercise price of $0.06 per share. Mr. Giordano is also eligible for the Company’s standard medical and dental plans. Upon any termination of the Consulting Agreement by the Company without “Cause,” by Mr. Giordano for “Good Reason,” or by expiration and non-renewal of the Consulting Agreement as of the Termination, Mr. Giordano will receive (i) a separation payment equal to one year’s worth of the base consulting fee, (ii) all accrued and unpaid bonuses and (iii) accelerated vesting of all unvested options he received.

The Company and Mr. Giordano have also, as permitted by Nevada Revised Statutes Section 78.751, entered into an Indemnity Agreement (the “Indemnity Agreement”) whereby the Company indemnifies Mr. Giordano and Ascentaur, to the fullest extent as provided by Nevada corporate law, for all fees, costs and charges (including attorneys’ fees) for any actual or threatened claims against him, except to the extent that Mr. Giordano’s actions constituted gross negligence; criminal, fraudulent or reckless misconduct; or, with respect to any criminal actions, Mr. Giordano had reasonable cause to believe his actions were unlawful.

Information Systems

Prime EFS will use, if it resumes operations, Shypdirect and Shyp FX uses a suite of non-proprietary software programs and other technologies to manage dispatching of vehicles, employees, DOT compliance, vehicle maintenance, and scheduling.

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

We have been engaged in our current continuing and proposed business operations since June 2018. As a result, we have a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. You should consider an investment in our Company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

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

For the years ended December 31, 2020 and 2019, one customer, Amazon, represented 96.7% and 98.7%, respectively, of our total net revenues from continuing operations. Until such time, if ever, that we can diversify our customer base and add additional significant customers, the loss of Amazon as a customer would materially impair our overall consolidated financial condition and our consolidated results of operations. Our contractual relationships with customers, including Amazon, generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

We depend on third-parties in the operation of our business.

We do not own or control substantially all of the transportation assets that deliver our customers’ freight. Accordingly, we are dependent on third-parties to provide truck and other transportation services and to report certain events to us, including delivery information and claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with our vendors could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely effected and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

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

In our Shypdirect business, we primarily rent, lease, and lease-to-own delivery vans and trucks on a daily, weekly or monthly basis from approximately five vendors, as needed. Any shortage of supply of vehicles available to the Company could have a material adverse effect on our business, financial condition and results of operations.

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

Our financial condition and results of operations for fiscal year 2021 and beyond may be materially adversely affected by COVID-19.

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

Termination of Principal Subsidiary Prime EFS’s Business Effective September 30, 2020

Between June 18, 2018 and September 30, 2020, we operated through two New Jersey-based subsidiaries, Prime EFS and Shypdirect. Prime EFS conducted our last-mile business, focusing on deliveries to retail consumers in New York, New Jersey and Pennsylvania (the Tri-State Area). Shypdirect conducted and still conducts our long-haul and mid-mile delivery businesses in five specific markets, including the Tri-State Area.

Revenues under the Prime EFS DSP Program agreement were approximately 54.0% and 67.8% of total revenues in 2020 and 2019, respectively. Revenues for Shypdirect under the Amazon Relay Carrier Terms of Service Agreement were approximately 42.7% and 30.9% of total revenues in 2020 and 2019, respectively.

Revenues under the Prime EFS DSP Program for the year ended December 31, 2020 were $13,944,991, or 54.0% of total Company revenues. Revenues for Shypdirect under the Amazon Relay Carrier Terms of Service Agreement were $11,027,594, or 42.7% of total Company revenues for the year ended December 31, 2020.

The great bulk of Prime EFS’s business prior to September 30, 2020, was conducted pursuant to the Delivery Service Provider program (“the DSP Program”) of Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”). In June 2020, Amazon gave notice to Prime EFS that Amazon would not be renewing Prime EFS’s DSP Program agreement when that agreement terminated effective September 30, 2020. As a result of the termination of Prime EFS’s participation in Amazon’s DSP Program, effective September 30, 2020, and Prime EFS’s inability to replace the lost revenues, on or about October 20, 2020, Prime EFS gave notice to its vendors and other creditors that Prime EFS will be going out of business.

Prime EFS suffered a virtual 100% loss of revenues from the DSP Program in the fourth quarter of 2020 as compared to the fourth quarter of 2019. We can make no assurance that we will be able to replace any of the lost Prime EFS revenues in 2021 or thereafter. Prime EFS is also in default of certain material payments due under financing indebtedness with certain creditors (see “Litigation”). The Company is currently considering placing Prime EFS in voluntary bankruptcy and/or dissolving Prime EFS.

Unless and until the Company, whether by acquisition or otherwise, finds new “last-mile” business, and/or enters into new line(s) of business, the Company’s Shypdirect subsidiary will be the major source of the Company’s revenues through May 14, 2021, the date that the Amazon Relay Carrier Terms of Service is currently set to expire. Such revenues will be substantially less than the Company’s historical revenues, which will have a material adverse effect on the Company’s profitability and will increase its losses for this year. If the Company is not able to adapt to such adverse effects, it may be forced to close its business entirely.

Risk of Termination of Shypdirect Business Effective May 14, 2021

Shypdirect, as noted, has conducted and still conducts our long-haul and mid-mile delivery businesses. Like Prime EFS, a single customer – Amazon – accounts for virtually all of Shypdirect’s business. Shypdirect conducts its business as a carrier under a relay program service agreement with Amazon Logistics, Inc., last amended on August 24, 2020 (the “Amazon Relay Carrier Terms of Service”). Under that agreement, Shypdirect provides transportation services, including receiving, loading, storing, transporting, delivering, unloading and related services, for Amazon and its customers.

Although Amazon extended the term of the Amazon Relay Carrier Terms of Service in 2020, the contract, at present, expires May 14, 2021. While the Company will seek to extend the term of the Amazon Relay Carrier Terms of Service beyond May 14, 2021, there can be no assurance that Shypdirect will, in fact, decide to seek an extension or, if it decides to seek an extension, that it will be successful in doing so.

Shypdirect is attempting the grow its business in other markets but can give no assurance that it will be successful. If it is not and if the Amazon Relay Carrier Terms of Service is not extended, when it expires May 14, 2021, the Company will lose this line of business and may be forced to cease operations.

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

If we fail to staff our accounting and finance function adequately or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price, assuming that a market for our stock develops, may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition and results of operations.

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

Raising capital in the future could cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past and could fluctuate in the future. Factors that may contribute to fluctuations include:

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

We depend on the continued efforts and abilities of our executive officers, particularly John Mercadante, our Chief Executive Officer and Chief Financial Officer, and Doug Cerny, our Chief Development Officer, as well as the senior management of our subsidiaries to establish and maintain our customer relationships and identify strategic opportunities. The loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and prospects. Competition for managerial talent with significant industry experience is high and we may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by our competitors. Although we have entered into an employment agreement with a key employee, we cannot guarantee that any of our officers or other key management personnel will remain employed by us for any length of time. Our inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely impact our results of operations and prospects.

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future, raising substantial doubts about our ability to continue as a going concern.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from continuing operations of approximately $42.8 million and $44.2 million for the years ended December 31, 2020 and 2019, respectively. We incurred a net loss of $42.8 million and $44.9 million for the years ended December 31, 2020 and 2019, respectively. We may continue to incur losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the e-commerce and the transportation and logistics industries and other factors described elsewhere in this “Risk Factors” section. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent registered public accountants included an explanatory paragraph regarding this uncertainty in their reports on our consolidated financial statements for the years ended December 31, 2020 and 2019. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, our management team identified material weaknesses relating to, among other matters:

●	Our lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	Our overall lack of segregation of duties among our management team and our lack of segregation of duties and monitoring controls regarding our accounting staff because we have a limited staff of accountants maintaining our books and records;

●	Our Chief Executive Officer does not have significant financial experience resulting in our use of outside consultants to assist in financial matters;

●	We do not have adequate controls over pre-closing legal and accounting review of loan and other transactions;

●	We did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

●	We lacked supervision of outside consultants who may negotiate transactions on behalf of our company;

●	We have not yet implemented any internal controls over financial reporting at our operating subsidiaries; and

●	We lacked control over who was granted authorization to bind our company or its subsidiaries to legal contracts.

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

As of December 31, 2020, we had total indebtedness of approximately $7.0 million, consisting of $1.1 million of convertible notes payable, $4.4 million of notes payable, and $1.5 million of lease liabilities relating to our office leases. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

We have entered into convertible notes, promissory notes and preferred stock securities purchase agreements that contain covenants that restrict our ability to, among other things:

●	make certain payments, including the payment of dividends;
●	redeem or repurchase our capital stock;
●	incur additional indebtedness and issue additional preferred stock;
●	make investments or create liens;
●	merge or consolidate with another entity;
●	sell certain assets; and
●	enter into transactions with affiliates.

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

To prepare consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	the valuation of accounts receivable;
●	the useful life of property and equipment; the valuation of intangible assets;
●	the valuation of right of use asset and related liability;
●	assumptions used in assessing impairment of long-lived assets;
●	estimates of current and deferred income taxes and deferred tax valuation allowances;
●	the fair value of non-cash equity transactions;
●	the valuation of derivative liabilities; and
●	the value of claims against the Company.

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

The risks associated with these factors are heightened when the United States and/or global economy is weakened. Some of the principal risks during such times are as follows:

●	we may experience low overall freight levels, which may impair our asset utilization, because our customers’ demand for our services generally correlates with the strength of the United States and, to a lesser extent, global economy;
●	certain of our customers may face credit issues and cash flow problems, particularly if they encounter increased financing costs or decreased access to the capital markets, and such issues and problems may affect their ability to pay for our services;
●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ demands; and
●	customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight.

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

Driver shortages in our industry have required, and could continue to require, us to spend more money to locate and retain company and owner-operator drivers. Our challenge with attracting and retaining qualified drivers primarily stems from intense market competition, which may subject us to increased payments for driver compensation and owner-operator contracted rates. Also, because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of company and owner-operator drivers. Compliance and enforcement with initiatives included in the CSA program implemented by the FMCSA and regulations adopted by the DOT relating to driver time and safety and fitness could also reduce the availability of qualified drivers. In addition, like most in our industry, we suffer from a high turnover rate of drivers, especially, with respect to company drivers, in the first 180 days of employment. The high turnover rate requires us to continually recruit a substantial number of drivers to operate existing delivery vehicles. Further, with respect to owner-operator drivers, shortages can result from contractual terms or company policies that make contracting with us less desirable to certain owner-operator drivers. Due to the absence of long-term personal services contracts, owner-operators can quickly terminate their business relationships with us. If we are unable to continue to attract and retain a sufficient number of company and owner-operator drivers, we could be required to operate with fewer trucks and face difficulty meeting shipper demands or be forced to forego business that would otherwise be available to us, which developments could adversely affect our profitability and ability to maintain or grow our business.

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

We operate in a highly regulated industry, and changes in existing laws or regulations, or liability under existing or future laws or regulations, could have a material adverse effect on our results of operations and profitability.

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

We are subject to stringent and comprehensive federal, state and local environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from our vehicles (including engine idling) and facilities, the health and safety of our workers in conducting operations, and adverse impacts to the environment. Under certain environmental laws, we could be subject to strict joint and several liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities we own or operate or previously owned or operated and at third-party sites where we disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving our vehicles. We often operate in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which we have incurred and may, in the future, incur remedial or other environmental liabilities. We also maintain above ground and underground bulk fuel storage tanks and fueling islands at some of our facilities and vehicle maintenance operations at certain of our facilities. Our operations involve the risks of fuel spillage or seepage into the environment, environmental damage and unauthorized hazardous material spills, releases or disposal actions, among others.

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

In conjunction with capital raising efforts in the summer and fall of 2019 and during the first and second quarter of 2020, the Company has made commitments to shareholders, convertible note holders and warrant holders to issue, or keep available for issuance, additional shares of common stock of the Company. However, the Company’s trading price quoted on OTC Pink market fell from $3.50 per share on January 8, 2020 to a low of $0.01 on April 21, 2020. On December 31, 2020, the closing trading price as quoted on OTC Pink market was $0.0292. This drop, together with anti-dilution protection features contained in our August 30, 2019 convertible note agreements and warrants that were triggered upon the issuance of convertible debt beginning in January 2020, the conversion prices of the notes fell to a fraction of a penny, the number of warrants outstanding increased to approximately 604,000,000, and the warrants became exercisable at less than a penny. Beginning in February 2020, note holders started converting the outstanding principal of their notes and exercising warrants into substantial quantities of shares of the Company’s common stock. The conversions and exercises have already caused considerable dilution of existing stockholders and holders who earlier converted their notes. The total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019 to 1,733,847,494 on December 31, 2020.

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

On June 26, 2020, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company to authorize an increase of the number of shares of common stock that the Company may issue to 4,000,000,000 shares, par value $0.001 (the “First Authorized Share Increase Amendment”).

The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the First Authorized Share Increase Amendment with the SEC on June 8, 2020. The Company filed a definitive information statement on Schedule 14C on June 30, 2020 and first mailed that information statement to stockholders on June 30, 2020. The First Authorized Share Increase Amendment became effective on July 20, 2020.

On February 23, 2021, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company to authorize an increase of the number of shares of common stock that the Company may issue to 10,000,000,000 shares, par value $0.001 (the “Second Authorized Share Increase Amendment”).

The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the Second Authorized Share Increase Amendment with the SEC on March 5, 2021. The Company filed a definitive information statement on Schedule 14C on March 15, 2021 and to first mail that information statement to stockholders promptly after filing. The Second Authorized Share Increase Amendment is expected to become effective 20 days after the information statement is mailed.

The past and potential future dilution, and the potential lack of sufficient authorized shares, could make it more difficult for us to raise funds through future offerings of common stock, warrants or convertible securities, and could adversely impact the terms under which we could obtain additional capital. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion our convertible notes could be used to satisfy short positions.

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

On September 1, 2020, we were notified by OTC Markets Group that our application to upgrade from the OTC Pink Open Market to the OTCQB Venture Market was not approved. We intend to re-apply for this upgrade in April 2021.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;
●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;
●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;
●	changes in government policies in the United States and, as our international business increases, in other foreign countries;
●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;
●	dilution caused by the conversion into common stock of convertible debt securities;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	any lawsuit involving us or our services;
●	arrival and departure of key personnel;
●	sales of common stock by us, our investors or members of our management team; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

On October 8, 2020, we entered into a Securities Purchase Agreement with the investors party thereto (collectively the “Investors”) pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 47,977 shares of Series E Convertible Preferred Stock (the “Series E”) and (ii) warrants (the “Warrants”) to purchase 23,988,500 shares of the Company’s common stock which are equal to 50% of the shares of common stock issuable upon conversion of the Series E if the Series E were converted on October 8, 2020 (the “October 2020 Series E Offering”). The gross proceeds to the Company were $640,000, or $13.34 per unit which is the stated value of each Series E share. The Company paid fees of $35,000 and received net proceeds of $605,000. The initial exercise price of the Warrants related to the October 2020 Series E Offering is $0.04 per share, subject to adjustment.

On December 28, 2020 and December 30, 2020, we entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 57,400 shares of Series E and (ii) Warrants to purchase 76,571,429 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “December 2020 Series E Offering”). The gross proceeds to the Company were $670,000, or $11.67 per unit. We paid fees of $112,000 and received net proceeds of $558,000. The initial exercise price of the Warrants related to the December 2020 Series E Offering is $0.01 per share, subject to adjustment.

During January 2021, we entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 113,943 shares of Series E and (ii) Warrants to purchase 152,000,000 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “January 2021 Series E Offering”). The gross proceeds to the Company were $1,330,000, or $11.67 per unit. The Company paid fees of $137,000 and received net proceeds of $1,193,000. The initial exercise price of the Warrants related to the January 2021 Series E Offering is $0.01 per share, subject to adjustment.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series E shall be convertible into that number of shares of Common Stock calculated by dividing the Stated Value of each share of Series E being converted by the Conversion Price. The initial Conversion Price shall be $0.01 which shall be subject to adjustment as provided below. In addition, we shall issue the Holder converting all or any portion of Series E an additional sum (the “Make Good Amount”) equal to $210 for each $1,000 of Stated Value of the Series E converted pro-rated for amounts more or less than $1,000, increasing to $310 for each $1,000 of Stated Value during the Triggering Event Period (the “Extra Amount”). Subject to the Beneficial Ownership Limitation, the Make Good Amount shall be paid in Shares of Common Stock, as follows: The number of shares of Common Stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 80% times the average VWAP for the five Trading Days prior to the date a Holder delivered a notice of conversion to the Company (the “Conversion Date”). During the Triggering Event Period, the number of shares of Common Stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 70% times the average VWAP for the five Trading Days prior to the Conversion Date.

Subject to the Beneficial Ownership Limitation, at any time during the period commencing on the date of the occurrence of a Triggering Event and ending on the date of the cure of such Triggering Event (the “Triggering Event Period”), a Holder may, at such Holder’s option, by delivery of a conversion notice to the Company to convert all, or any number of Series E (such conversion amount of the Series E to be converted pursuant to this Section 6(b) (the “Triggering Event Conversion Amount”), into shares of Common Stock at the Triggering Event Conversion Price. The “Triggering Event Conversion Amount” means 125% of the Stated Value and the “Triggering Event Conversion Price” means $0.006.

Triggering events include, but are not limited to, (1) failure to satisfy Rule 144 current public information requirements; (2) ceasing to be a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or failing to comply with the reporting requirements of a reporting company under the Exchange Act; (3) suspension from or termination of trading; (4) failure to reserve sufficient shares of Common Stock (after cure periods and subject to certain extensions); (5) various insolvency proceedings (subject to certain carveouts); (6) material breach of the Series E Offering transaction documents; and (7) failure to comply with conversion of any Series E shares when requested by the holder thereof.

Item 1b. Unresolved Staff Comments.

As of the filing of this Annual Report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 2. Properties.

Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458.

In December 2018, we entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through December 2023. From the lease commencement date until the last day of the 29th month, monthly rent is $14,000. At the beginning of the 30th month following the commencement date and through the end of the term, minimum rent will be $14,420 per month. We have one option to renew the term of this lease for an additional five years. We currently sublease this property.

In July 2019, we entered into a 4.5-year lease agreement for the lease of office and warehouse space and parking spaces in New Jersey under a non-cancelable operating lease through February 2024. From the lease commencement date until the last day of the second lease year, monthly rent is $10,000. At the beginning of the 25th month following the commencement date and through the end of the term, minimum rent will be $10,500 per month. We have one option to renew the term of this lease for an additional five years. In July 2019, we paid a security deposit of $20,000. We currently sublease a portion this property through April 20, 2021.

In July 2019, we entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through August 2024. During the first year on the lease term, the base monthly rent is $18,000 and shall increase by 3% each lease year. Additionally, we pay the leased premises’ portion of operating expenses. We have one option to renew the term of this lease for an additional five years. In 2019, we paid a security deposit of $18,000. We currently sublease a portion of this property on a month-to-month basis.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding that we believe would have a material adverse effect on our business, financial condition, or operating results.

Elrac LLC v. Prime EFS

On or about January 10, 2020, the Company’s subsidiary, Prime EFS, was named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from Elrac to conduct its business. The complaint sought damages of not less than $382,000 plus $58,000 in insurance claims that Elrac believes were collected by the Company and not reimbursed to Elrac. Elrac subsequently moved for a default judgment against Prime EFS. By letter to the court dated March 9, 2020, Prime EFS opposed entry of a default judgment and contended that all claims in the Elrac Action were subject to mandatory arbitration clauses found in the individual lease agreements. On March 19, 2020, Elrac filed a stipulation dismissing the Elrac Action without prejudice and advised Prime EFS that it intends to file an arbitration at the American Arbitration Association alleging essentially identical claims. Elrac now claims it is owed not $382,000 but $240,000. To date, Elrac has not filed an arbitration against Prime EFS. In the event the arbitration is filed, Prime EFS will contest the case vigorously and assert counterclaims. Although the parties are currently exchanging information, the matter is in a preliminary stage and it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. Accordingly, as of December 31, 2020 and 2019, the Company has reflected a liability of $440,000, the amount due under the default judgment, which has been included in contingency liability on the accompanying consolidated balance sheet.

BMF Capital v. Prime EFS LLC et al.

As previously reported, in a settlement agreement entered into as of March 6, 2020, the Company’s wholly-owned subsidiary Prime EFS agreed to pay BMF Capital (“BMF”) $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS common stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs). Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. As more than twelve months have now passed since this settlement, and BMF has not again contacted Prime EFS concerning this matter, Prime EFS believes this matter to now be closed.

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

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness that was subject to conversion into shares of Company common stock. In the agreement, the Company also sought a release of all Bellridge claims against the Company and its senior management in a definitive settlement agreement. However, the August 3 agreement did not contain a release of claims by either party.

On September 11, 2020, Bellridge filed a civil action against the Company, John Mercadante and Douglas Cerny in the United States District Court for the Southern District of New York, captioned Bellridge Capital, L.P. v. Transportation and Logistics Systems, Inc., John Mercadante and Douglas Cerny. The case was assigned Case No. 20-cv-7485. The complaint alleges two separate claims (the first and second claims for relief) for purported violations of section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, against the Company, Mr. Mercadante and/or Mr. Cerny; a claim (the third claim for relief) purportedly for control person liability under section 20(a) of the Exchange Act against Messrs. Mercadante and Cerny; a claim (the fourth claim for relief) purportedly for fraudulent inducement against the Company; a claim (the fifth claim for relief) against the Company purportedly for breach of an exchange agreement between Bellridge Capital, L.P. (“Bellridge”) and the Company dated April 13, 2019 (the “Exchange Agreement”); a claim (the sixth claim for relief) against the Company purportedly for specific performance of the Exchange Agreement; a claim against the Company (the seventh claim for relief) for purported non-payment of a promissory note dated December 26, 2018 pursuant to which the Company borrowed $300,000 and committed to pay Bellridge $330,000 on or by March 15, 2019 plus 10% interest per annum (the “December 2018 Note”); a claim (the eighth claim for relief) purportedly for a declaratory judgment that the Company allegedly failed to comply with a condition precedent to the effectiveness of a subordination agreement (the “Subordination Agreement”) executed and delivered in connection with the Purported Exchange Agreement; and a claim (the ninth claim for relief) for breach of an assignment agreement, executed on or about July 20, 2018 (the “Partial Assignment Agreement”) in connection with a purchase of 50,000 shares of Company convertible preferred stock, by Bellridge, from a third party.

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

Briefly, the complaint in this action alleges, among other things, that the Company failed to make payments required under two promissory notes, namely the December 2018 Note and a convertible promissory note issued June 18, 2018 as amended by the Exchange Agreement (the “June 2018 Note”). The complaint also alleges that the Company and its senior officer gave false assurances about a potential PIPE transaction in order to induce Bellridge to execute and deliver the Exchange Agreement and the Subordination Agreement. The complaint also alleges that the Company failed to honor certain conversion notices issued by Bellridge and/or failed to negotiate an exercise price in good faith, allegedly as required by the Partial Assignment Agreement and/or the Exchange Agreement. Bellridge also claims that the Company failed to deliver all the shares it was required to deliver under the Exchange Agreement. In a filing with the federal court made on February 23, 2021, Bellridge as asserted that the value of the undelivered shares under the Exchange Agreement was $8,610,750 as of the date of execution of the Exchange Agreement. Bellridge did not serve the action on Mr. Cerny.

On November 6, 2020, the Company filed an answer in this matter, denying liability for all matters alleged in the complaint. On November 26, 2020, Mr. Mercadante filed an answer in this matter, denying liability for all matters alleged in the complaint.

The initial case conference in this matter was held on February 5, 2021. At the conference, the assigned judge expressed doubt as to whether the court has subject matter jurisdiction over the dispute. The Court ordered Bellbridge to file an amended complaint, properly alleging subject matter jurisdiction, if it can, by February 17, 2021 and, if Bellridge files such an amended complaint, directed the defendants, by February 24, 2021, to answer the amended complaint or move to dismiss it.

Rather than file an amended complaint in federal court, on February 19, 2021, Bellridge dismissed the federal case without prejudice. We anticipate that Bellridge will refile a substantially similar civil action in state supreme court in New York shortly.

The forgoing discussion does no more than summarize certain of the major allegations of a complaint running 25 pages. Readers wishing additional information should review the complaint and/or discuss same with management. The Company believes it has substantial defenses to some or all claims in the complaint, including without limitation the defense of usury.

Both the Company and Mr. Mercadante intend to defend this case vigorously.

Based on the early stage of this matter, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

On July 22, 2020, the Company filed its answer, defenses, and counterclaims in this action. Among other things, the Company avers in its answer that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS on a confidential basis and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also avers that SCS’s alleged damages must be reduced by the compensation and other benefits received by Lawrence Sands, founder of SCS, as a W-2 employee of the Company. The Company also avers that the New York Supreme Court lacks subject matter jurisdiction of the action because SCS concedes it is a Florida LLC based in Florida and that the Company is a Nevada corporation based in Florida.

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

On November 4, 2020, Supreme Court, New York County, heard argument on the Company’s motion to dismiss, granted the motion, and denied SCS’s motion summary judgment as moot (the “Decision”). SCS did not seek reconsideration and/or appeal from the Decision within the prescribed time periods. However, on or about January 14, 2021, SCS refiled this action the state court in Florida, seeking the same $42,000 in damages. On February 9, 2021, the Company filed an answer and defenses to complaint, and counterclaims against SCS seeking in excess of $2.5 million in damages.

The Company believes it has substantial defenses to some or all claims in the complaint, including without limitation breaches of the consulting agreement by SCS. The Company therefore intends to defend this case vigorously.

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

At present, the parties are litigating the scope of Mr. Giordano’s obligation to produce documents pertaining to personal jurisdiction over Mr. Giordano in Florida.

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

On September 1, 2020, Mr. Mazzola served the defendants with a Complaint and Jury Demand that Mr. Mazzola filed in the Superior Court of New Jersey, Law Division, Bergen County, docket number BER-L-004967-20. The Complaint alleged the same claims as those set forth in the Complaint that Mr. Mazzola had filed in the now withdrawn New York federal lawsuit. On September 28, 2020, the defendants removed the New Jersey state court lawsuit to the United States District Court for the District of New Jersey, which has been assigned civil action number 2:20-cv-13387-BRM-ESK. On October 5, 2020, all defendants filed a motion to dismiss each and every claim asserted against them in the New Jersey federal action.

By letter dated November 18, 2020, Mr. Mazzola, by counsel, sought leave of court to file an amended complaint in this matter. On November 25, 2020, the Court granted plaintiff leave to file an amended complaint on or by December 7, 2020, and granted defendants an extension to January 11, 2021 to file an answer or to move against the amended complaint.

On December 7, 2020, Mr. Mazzola filed an amended complaint in this action (the “AC”) alleging three (3) claims for relief: one for Breach of Contract against Prime EFS; one for “Piercing the Corporate Veil” against the Company; and one for “Fraudulent Inducement” against Messrs. Mercadante and Cerny.

The damages sought by each claim are identical: “approximately $2,000,000, representing $1,040,000 in [alleged] severance”; $759,038.41 in alleged “accrued but unpaid salary”; and non-cash benefits under the alleged executive employment agreement.

On January 11, 2021, Prime EFS filed an answer to the AC, denying, under the faithless servant doctrine and otherwise, that it has any liability to Mr. Mazzola for any of the amounts sought. Prime EFS also filed counterclaims against Mr. Mazzola seeking recoupment of not less than $925,492 in W-2 compensation paid to Mr. Mazzola; damages in the amount of $168,750 which Mr. Mazzola paid to his mother for a no-show job; and damages of not less than $500,000 for usurpation of corporate opportunities belonging to Prime EFS. Also, on January 11, 2021, the Company, Mr. Mercadante and Mr. Cerny filed motions to dismiss the AC insofar as pled against them for failure to state a claim and for lack of personal jurisdiction.

On January 27, 2021, Prime EFS filed an amended answer to the AC, increasing the amount sought on its counterclaim for recoupment of income paid to Mr. Mazzola from $925,492 to $1,111,833.73 and adding a claim for indemnification for amounts paid by Prime EFS to resolve certain litigation against it such as the Valesky case (see below).

Owing to the early stage of this matter, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

On October 26, 2020, in lieu of filing an answer, all defendants, by counsel, submitted timely a letter motion (the “Oct. 26 Letter Motion”) for leave to file a motion to dismiss the complaint, which filing pointed out numerous alleged deficiencies with the complaint. Among other things, in the Oct. 26 Letter Motion, defendants pointed out (a) that Mr. Cerny is not a proper defendant and that, in any event, the Court lacks personal jurisdiction over him; (b) that the only conceivable contract on which the complaint could be based is the Amended and Restated Stock Purchase Agreement, dated September 30, 2018, pursuant to which Mrs. Mazzola and others sold their membership interests in Prime EFS to the Company; (c) that pursuant to that contract, “[i]n lieu of the receipt of cash by Rosemary Mazzola at Closing, Rosemary Mazzola has agreed to loan such cash amount [$489,174] to the Company” — defined to be Prime EFS, not the Company; and (d) therefore, that the only entity with an obligation to pay any amounts allegedly due to Mrs. Mazzola under the 2018 agreement is Prime EFS, not the Company.

In addition, in the Oct. 26 Letter Motion, defendants assert that, at least at this juncture, a claim against Prime EFS under the 2018 agreement would be improper. As noted above, in the 2018 agreement, it is merely agreed that, “[i]n lieu of the receipt of cash by Rosemary Mazzola at Closing, Rosemary Mazzola has agreed to loan such cash amount to the Company [Prime EFS] to be used for working capital.” No terms and conditions of the loan were specified. Hence, defendants assert, a suit against Prime EFS on the loan today would be at least premature.

By order entered November 5, 2020, the Court gave new counsel for Mrs. Mazzola, the 80-year-old mother of Frank Mazzola, until November 23, 2020, to file an amended complaint in this action.

On November 23, 2020, counsel for Ms. Mazzola filed an Amended Complaint in this action, dropping Mr. Cerny and adding Prime EFS, LLC as a party. The new pleading demands $209,000 rather than the $94,000 in damages previously alleged. The new complaint alleges three claims: breach of contract against Prime EFS, alter ego liability against the company, and unjust enrichment against both the Company and Prime EFS. Ms. Mazzola also demands legal fees and expenses under a prevailing-party provision in the Amended Stock Purchase Agreement.

On January 29, 2021, both TLSI and Prime EFS, LLC timely moved to the dismiss the Amended Complaint. Opposition and reply papers were due and filed on this motion are due in February 2021. Meanwhile, on March 11, 2021, the court entered an order in the case requiring all fact discovery to be concluded by September 9, 2021.

As of December 31, 2020, a $94,000 liability is included in due to related parties on the Company’s consolidated balance sheet as of such date. However, if the motion to dismiss is denied, TLSS and/or Prime will file counterclaims seeking at least $168,750 from Ms. Mazzola.

Owing to the early stage of this matter, it is not possible for us to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

In a ruling issued July 30, 2020, the arbitrator appointed by the AAA on an emergency basis affirmed the validity of Amazon’s construction of the In-Force Agreement and notice terminating that agreement effective September 30, 2020. The Company concluded, on advice of counsel, that no court would suspend, vacate, or modify the July 30, 2020, ruling.

Also, as previously disclosed, on July 17, 2020, Amazon notified Shypdirect by the Shypdirect Termination Notice that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020.

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

Valesky v. Prime EFS, Shypdirect and TLSI

Plaintiff, an ex-dispatcher for Prime EFS, brought this action in the U.S. District Court for the District of New Jersey under the Family and Medical Leave Act of 1993 and the New Jersey Law Against Discrimination seeking unspecified compensatory and punitive damages. Plaintiff alleges he was fired while still in a neck brace. On December 22, 2020, the plaintiff filed an amended complaint in this action adding the Company and Shypdirect as defendants on joint employer and/or alter ego theories. On January 11, 2021, the Company and Shypdirect filed an answer to the amended complaint, denying liability as to all theories of relief. On January 28, 2021, at a court conference, we settled this case, subject to standard documentation, for a payment of $35,000. The settlement documentation has been fully executed and payment is due in May 2021.

Ynes Accilien v. Prime EFS

This action was brought on April 27, 2020 in the Superior Court of New Jersey for Bergen County by the plaintiff alleging injuries from a May 12, 2019 collision with a van leased by Prime EFS and operated by Prime EFS employees. The plaintiff has also filed a workers’ compensation claim. Prime EFS’s insurer has been defending this matter without charging Prime EFS, and the Company and Prime EFS expect that the insurer will ultimately indemnify Prime EFS for any damages assessed.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock has been quoted on OTC Pink market under the symbol “PTRA” through August 13, 2018 and “TLSS” beginning on August 14, 2018. Trading in OTC Pink stocks can be volatile, sporadic, and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market. The following table reflects the high and low bid price for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
Fiscal year ended December 31, 2020	First	$8.00	$0.02
	Second	$0.27	$0.01
	Third	$0.07	$0.01
	Fourth	$0.03	$0.01

	Quarter	High	Low
Fiscal year ended December 31, 2019	First	$4.00	$1.00
	Second	$16.25	$4.25
	Third	$13.00	$8.58
	Fourth	$8.58	$3.55

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

Holders

As of March 17, 2021, there were 94 record holders of our common stock, and there were 1,749,302,040 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2020, the Company issued 124,376,000 shares of its common stock in connection with the conversion of 124,376 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD. As of December 31, 2020, no shares of Series D were outstanding.

In October 2020, we issued 53,255,583 shares of its common stock in connection with the conversion of a convertible note payable and default interest of $293,150 and accrued interest of $26,383.

In October and December 2020, we issued 9,606,099 shares of its common stock in connection with the conversion of accrued interest of $58,317.

On December 17, 2020, 55,000,000 shares Common Stock were issued to Prashant Aji for conversion of debt to equity, at a value of $0.01 per share of Common Stock, pursuant to the effective debt instrument between the Company and Prashant Aji.

On December 17, 2020, we issued 18,685,477 common shares to certain August 2019 equity and debt purchasers as settlement related to the difference between $2.50, the purchase price, and $0.40. These shares were valued at $545,616, or $0.029 per share, based on the quoted trading price on the date of grant. In connection with these shares, we recorded settlement expense of $545,616.

On January 13, 2021, 15,454,546 shares of Common Stock were issued to Jeff Anderson for conversion of debt to equity, at a value of $0.01 per share of Common Stock, pursuant to the effective debt instrument between the Company and Jeff Anderson.

On October 8, 2020, December 28, 2020, December 30, 2020, January 5, 2021, and January 27, 2021, the Company entered into a Securities Purchase Agreement with the Selling Stockholders pursuant to which the Selling Stockholders agreed to purchase, severally and not jointly, an aggregate of (i) 219,325 shares of Series E Stock and (ii) the Warrants to purchase 252,559,929 shares of common stock, $0.001 par value per share. The securities issued in this transaction were issued pursuant to Section 4(a)(2) of the Securities Act.

During the period from December 28, 2020 to January 27, 2021, the Company issued common stock purchase warrants to the placement agents who provided services in connection with the sale of the Company’s Series E Preferred to purchase up to 45,714,285 shares of Common Stock at an initial exercise price of $0.01 per share, subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction. These warrants have five-year terms.

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

Approximately 54.0% and 42.7% (for a total of 96.7%) of the Company’s revenue of $25,826,632 for the year ended December 31, 2020 were attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business had a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and will have a material adverse impact thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

The Company will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

On January 15, 2021, the Company, through its newly formed, wholly-owned, subsidiary, Shyp FX, simultaneously executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express (“FedEx”) over the past 25 years (“DDTI”). The purchase price is $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition are vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships.

On November 6, 2020, our wholly owned subsidiary, TLSS Acquisition (the “Acquisition Sub”), entered into an asset purchase agreement dated as of November 6, 2020 (“APA”), to acquire substantially all of the assets and certain liabilities of Cougar Express, Inc., a New York-based full service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“Cougar Express”).

Cougar Express is a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. Some of Cougar Express’s accounts have been customers of Cougar Express for more than 20 years.

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

The transaction was scheduled to close no later than January 15, 2021, subject to the completion of satisfactory due diligence by us to confirm the accuracy of all of Cougar Express’s representations and warranties in the APA and that Cougar Express has not suffered a material adverse change in its business, and also subject to Cougar Express’s procuring an acceptable landlord’s consent to Cougar Express’s assignment of the lease for its operating facility to the Acquisition Sub, and also subject to our securing financing for the acquisition.

On January 15, 2021, the Company and Cougar Express entered into Amendment No. 1 to the APA (“Amendment No. 1”) which extended the scheduled closing date to February 16, 2021. In connection with the signing of Amendment No. 1, the Company paid a refundable deposit of $25,000. On February 17, 2021, the Company and Cougar Express entered into Amendment No. 2 to the APA (“Amendment No. 2”) which extended the scheduled closing date to March 1, 2021. In connection with the signing of Amendment No. 2, the Company paid an additional refundable deposit of $25,000. As of March 14, 2021, the Company is negotiating a further extension of the scheduled closing date as well as other terms of the APA.

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

On June 18, 2018 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime EFS”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime EFS members on the Acquisition Date (the “SPA”). Prime EFS is a New Jersey based transportation company with a focus on deliveries for on-line retailers in New York, New Jersey, and Pennsylvania.

On July 24, 2018, we formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the consolidated financial statements contained in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The consolidated financial statements for the years ended December 31, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

We have identified the accounting policies below as critical to our business operation:

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit worthiness, and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

For the year ended December 31, 2020 compared with the year ended December 31, 2019

The following table sets forth our revenues, expenses and net loss for the year ended December 31, 2020 and 2019. The financial information below is derived from our consolidated financial statements included in this Annual Report.

	For the Year Ended December 31,
	2020	2019
Revenues	$25,826,632	$31,356,251
Cost of revenues	23,284,240	28,752,889
Gross profit	2,542,392	2,603,362
Operating expenses	10,757,943	22,893,963
Loss from operations	(8,215,551)	(20,290,601)
Other expenses, net	(34,566,407)	(23,892,435)
Loss from discontinued operations	-	(681,426)
Net loss	(42,781,958)	(44,864,462)
Deemed dividend related to ratchet adjustment and beneficial conversion features	(19,223,242)	(981,548)
Net loss attributable to common shareholders	$(62,005,200)	$(45,846,010)

Results of Operations

Revenues

For the year ended December 31, 2020, our revenues from continuing operations were $25,826,632 as compared to $31,356,251 for the year ended December 31, 2019, a decrease of $5,529,619, or 17.6%. This decrease was primarily a result of a decrease in revenue attributable to Prime EFS’s last-mile DSP business of $7,306,507 offset by an increase in revenue from Shypdirect’s mid-mile and long-haul business with Amazon of $1,335,230 and an increase in revenue from other customers of $441,658.

As discussed above, approximately 54.0% and 42.7% of our revenue of $25,826,632 for the year ended December 31, 2020 were attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business had a material adverse impact on our business in the 4th fiscal quarter of 2020 and will have a material adverse impact thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021, it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter. The Company will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. In connection thereto, in January 2021, we completed the asset acquisition of DDTI and have a pending acquisition to acquire Cougar Express, as discussed elsewhere.

Cost of Revenues

For the year ended December 31, 2020, our cost of revenues from continuing operations was $23,284,240 compared to $28,752,889 for the year ended December 31, 2019, a decrease of $5,468,649, or 19.0%. Cost of revenues relating to our Prime EFS and Shypdirect segments consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits.

Gross Profit

For the year ended December 31, 2020, our gross profit was $2,542,392, or 9.8% of revenues, as compared to $2,603,362, or 8.3% of revenues, for the year ended December 31, 2019, a decrease of $60,970, or 2.3%. The decrease in gross profit for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily resulted from a decrease in revenues and a decrease in operational efficiencies in Prime EFS due to the termination of the Amazon last-mile business. Additionally, during the year ended December 31, 2020, we received a reduction in workers’ compensation balances due of approximately $155,000 resulting from positive results from a prior period workers’ compensation premium audit.

Operating Expenses

For the year ended December 31, 2020, total operating expenses amounted to $10,757,943 as compared to $22,893,963 for the year ended December 31, 2019, a decrease of $12,136,020, or 53.0%. For the years ended December 31, 2020 and 2019, operating expenses consisted of the following:

	For the Year Ended December 31,
	2020	2019
Compensation and related benefits	$2,335,388	$13,158,040
Legal and professional Fees	3,920,606	2,096,359
Rent	651,806	419,249
General and administrative expenses	814,306	2,791,272
Contingency loss	3,035,837	586,784
Impairment loss	-	3,842,259
Total Operating Expenses	$10,757,943	$22,893,963

Compensation and related benefits

For the year ended December 31, 2020, compensation and related benefits amounted to $2,335,388 as compared to $13,158,040 for the year ended December 31, 2019, a decrease of $10,822,652, or 82.3%. Compensation and related benefits for the year ended December 31, 2020 and 2019 included stock-based compensation of $0 and $8,200,809, respectively, a decrease of $8,200,809, from the granting of shares of our common stock to employees, our former chief executive officer, and our current chief executive officer for services rendered. Additionally, during the year ended December 31, 2020, the overall decrease in compensation and related benefits was attributable to a decrease in compensation paid to significant employees and the reduction of staff.

Legal and professional fees

For the year ended December 31, 2020, legal and professional fees were $3,920,606 as compared to $2,096,359 for the year ended December 31, 2019, an increase of $1,824,247, or 87.0%. During the year ended December 31, 2020 and 2019, we incurred stock-based consulting fees of $1,999,749 and $325,395, respectively, from the issuance of our common shares and warrants to consultants for business development services rendered, an increase of $1,674,354. Additionally, we had an increase in legal fees related to an increase in ongoing legal matters.

Rent expense

For the year ended December 31, 2020, rent expense was $651,806 as compared to $419,249 for the year ended December 31, 2019, an increase of $232,557, or 55.5%. These increases were attributable to a significant expansion in office, warehouse, and parking spaces pursuant to short and long-term operating leases related to the Prime EFS and Shypdirect businesses.

General and administrative expenses

For the year ended December 31, 2020, general and administrative expenses were $814,306 as compared to $2,791,272 for the year ended December 31, 2019, a decrease of $1,976,966, or 70.8%. This decrease is primarily attributable to a decrease in general administrative expenses of $1,109,182 and a decrease in depreciation and amortization of $867,784. The decrease in depreciation and amortization expense was related to a decrease in amortization of intangible assets of $826,075 due to impairment of the intangible in 2019, and a decrease in depreciation expense of $41,709. In 2020, we cut our overall general and administrative expenses due to cost-cutting measures taken.

Contingency loss

For the year ended December 31, 2020, contingency loss amounted to $3,035,837 as compared to $586,784 for the year ended December 31, 2020, an increase of $2,449,053. For the year ended December 31, 2020, contingency loss consisted or the write off of securities deposits of $164,565 and the recorded of a contingent liability of $2,871,272 which are related to the default on truck leases for non-payment of monthly lease payments and the lessors demand for payment of lease termination fees. For the year ended December 31, 2019, contingency loss amounted to $586,784. On or about January 10, 2020, we were named as sole defendant in a civil action captioned Elrac LLC v. Prime EFS, filed in the United States District Court for the Eastern District of New York, assigned Case No. 1 :20-cv-00211 (the “Elrac Action”). The complaint in the Elrac Action alleged that Prime EFS failed to pay in full for repairs allegedly required by reason of property damage to delivery vehicles leased by Prime EFS from Elrac to conduct its business. In connection with this dispute, in 2019, we wrote off all remaining deposits held by Elrac and accrued any additional potential amount due to Elrac in the aggregate amount of $586,784.

Impairment expense

During the year ended December 31, 2019, management tested the intangible asset for impairment. Based on our analysis, we recorded intangible asset impairment expense of $3,842,259 in the consolidated statement of operations for the year ended December 31, 2019. Such analysis considered future cash flows and other industry factors. No impairment expense was recorded during the year ended December 31, 2020.

Loss from operations

For the year ended December 31, 2020, loss from operations amounted to $8,215,551 as compared to $20,290,601 for the year ended December 31, 2019, a decrease of $12,075,050, or 59.5%.

Other expenses (income)

Total other expenses (income) include interest expense, derivative expense, loan fees, gain on debt extinguishment, and other income. For the years ended December 31, 2020 and 2019, other expenses (income) consisted of the following:

	For the Year Ended December 31,
	2020	2019
Interest expense	$7,377,164	$6,318,122
Interest expense – related parties	174,947	222,328
Loan fees	-	601,121
Gain on debt extinguishment	(7,847,073)	(39,090,168)
Settlement expense	545,616	-
Other income	(376,750)	-
Derivative expense	34,692,503	55,841,032
Total Other Expenses, net	$34,566,407	$23,892,435

For the year ended December 31, 2020 and 2019, aggregate interest expense was $7,552,111 and $6,540,450, respectively, an increase of $1.011,661, or 4.5%. During the year ended December 31, 2020, we incurred a 30% default interest penalty of $1,531,335, which was included in interest expense. We did not incur this expense during the 2019 period. This increase in interest expense was offset by a decrease in interest expense attributable to a decrease in interest-bearing loans due to the conversion of debt to equity and a decrease in the amortization of original issue discount.

For the year ended December 31, 2019, loan fees were $601,121. In connection with previous promissory notes payable, on June 11, 2019, we issued 55,000 warrants to purchase 55,000 shares of common stock an exercise price of $1.00 per share. On June 11, 2019, we calculated the fair value of these warrants of $601,121, which was expensed and included in loan fees on the accompanying consolidated statement of operations. We did not incur such expense during the 2020 period.

For the year ended December 31, 2020 and 2019, the net gain on extinguishment of debt was $7,847,073 and $39,090,168, respectively, a decrease of $31,243,095. The gains on debt extinguishment were attributable to the settlement of convertible debt and warrants, the settlement of secured merchant loans, the conversion of convertible debt, and the settlement of other payables.

On December 17, 2020, we issued 18,685,477 common shares to certain August 2019 equity and debt purchasers as settlement related to the difference between $2.50, the purchase price, and $0.40. These shares were valued at $545,616, or $0.029 per share, based on the quoted trading price on the date of grant. In connection with these shares, we recorded settlement expense of $545,616.

During the year ended December 31, 2020, we recorded other income of $376,750 which primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces.

For the year ended December 31, 2020 and 2019, derivative expense was $34,692,503 and $55,841,032, respectively, a decrease of $21,148,529. During the year ended December 31, 2020 and 2019, we recorded a derivative expense related to the calculated initial derivative fair value of conversion options and warrants. Additionally, we adjusted our derivative liabilities to fair value and recorded derivative expense or income.

Loss from Continuing Operations

For the year ended December 31, 2020, loss from continuing operations amounted to $42,781,958 as compared to $44,183,036 for the year ended December 31, 2019, a decrease of $1,401,078, or 3.2%.

Discontinued Operations

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. Accordingly, we reflected Save On as a discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of, and retroactively for all periods presented in the accompanying consolidated financial statements. The businesses of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. For the year ended December 31, 2019, loss from discontinued operations amounted to $681,426. We did not have discontinued operations during the 2020 period.

Net Loss

Due to factors discussed above, for the year ended December 31, 2020 and 2019, net loss amounted to $42,781,958 and $44,864,462, respectively. For the year ended December 31, 2020 and 2019, net loss attributable to common shareholders, which included a deemed dividend related to price protection and beneficial conversion features on preferred stock of $19,223,242 and $981,548, amounted to $62,005,200, or $(0.08) per basic and diluted common share, and $45,846,010, or $(4.80) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2020, we had a cash balance of $579,283. Our working capital deficit was $16,611,286 on December 31, 2020. We reported a net increase in cash for the year ended December 31, 2020 as compared to December 31, 2019 of $529,257 primarily as a result of net cash proceeds received from payroll protection loans and convertible debt, offset by the use of cash in operations.

We do not believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. Our cash flows decreased significantly in the fourth quarter of 2020 due to the termination of the Amazon last-mile business. Additionally, as discussed elsewhere, on May 14, 2021, upon termination of the Amazon Relay Carrier Terms of Service between Amazon and Shypdirect, there will be a significant decrease in cash flows from operations. We are seeking to (i) replace its last-mile DSP business and supplement its mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. In connection thereto, in January 2021, we completed the asset acquisition of DDTI and have a pending acquisition to acquire Cougar Express, as discussed elsewhere.

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

Recent Financing Activities

Red Diamond Partners LLC and RDW Capital, LLC

On April 9, 2019, the Company entered into agreements (the “RedDiamond Amendments”) with RedDiamond Partners LLC and RDW Capital, LLC, the holders of prior convertible notes representing an aggregate principal amount of $510,000, and agreed with such holders to:

●	extend the maturity date of the notes to December 31, 2020;
●	remove all convertibility features of the notes; and
●	repay not less than half of the obligations then outstanding pursuant to the notes if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures, or convertible promissory notes) which results in gross proceeds to the Company of at least $4,000,000, using a portion of the proceeds thereof.

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

During the year ended December 31, 2020, we issued 96,661,102 shares of our common stock upon the conversion of debt of $510,000 and accrued interest of $158,141, and as of December 31, 2020, the note payable balances amounted to $0.

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

On April 9, 2019 (the “Bellridge Modification Date”), the Company entered into an agreement with Bellridge (the “Bellridge Modification Agreement”) that modified its existing obligations to Bellridge as follows:

●	the overall principal amount of the Bellridge Note was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, to be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge will not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares are to be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to the Bellridge Modification Agreement. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 in April 2019. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common stock;

●	the maturity date of the Bellridge Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory note) which results in gross proceeds to the Company of at least $4,000,000, then the Company will use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Bellridge Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company will use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Bellridge Note;

●	the convertibility of the Bellridge Note was amended such that the Bellridge Note is only convertible at a conversion price to be mutually agreed upon between the Company and the holder. As of the date of this report, the Company and holder have agreed that the conversion price is $0.02 per share. (see below);

●	the registration rights previously granted to Bellridge were eliminated; and

●	The First Bellridge Warrant and the Second Bellridge Warrant were cancelled and of no further force or effect as of the Bellridge Modification Date. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

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

On July 20, 2020, in connection with the parties’ recent settlement, the Company issued 10,281,018 shares to Bellridge to settle certain claims of Bellridge (see legal matters). During the three months ended September 30, 2020, we issued 107,500,001 shares of our common stock upon the conversion of debt of $1,813,402 and accrued interest of $70,671. As of December 31, 2020, the Bellridge Note payable amounted to $0.

Related Party Convertible Note

On March 13, 2019, we entered into a convertible note agreement with Ms. Wendy Cabral, the Company’s chief executive officer significant other, in the amount of $500,000. Commencing on April 11, 2019 and continuing on the eleventh day of each month thereafter, payments of interest-only on the outstanding principal balance of this note of $7,500 was due and payable. Interest was to accrue with respect to the unpaid principal sum identified above until such principal was paid or converted as provided below at a rate equal to 18% per annum compounded annually. This note was convertible by the holder at any time, in principal amounts of $100,000 in accordance with its terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount that is being converted by $1.37. On July 12, 2019, we entered into a Note Conversion Agreement with Ms. Cabral. In connection with this Note Conversion Agreement, we issued 203,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $500,000 and accrued interest payable of $7,500, and we also issued Ms. Cabral warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years. As of December 31, 2020, this convertible note payable amounted to $0.

Westmount Financial

On April 11, 2019, we entered into a convertible note agreement with Westmount Financial Limited Partnership, an entity controlled by Ms. Cabral, in the amount of $2,000,000. Commencing on May 11, 2019 and continuing on the eleventh day of each month thereafter, payment of interest only in the amount of $30,000 on the outstanding principal balance of this note was due and payable. Interest was to accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this note that is being converted by $11.81. On July 12, 2019, we entered into a Note Conversion Agreement with Westmount Financial Limited Partnership. In connection with this Note Conversion Agreement, we issued 812,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible note, we also issued to Westmount Financial Limited Partnership warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years. As of December 31, 2020, this convertible note payable amounted to $0.

August 30, 2019 Equity Offering

On August 30, 2019, we entered into a Securities Purchase Agreement with the investor parties thereto (collectively, the “Equity Investors”), pursuant to which the Equity Investors agreed to purchase, severally and not jointly, 585,000 units of the Company, each unit comprised of one share of common stock, and a warrant to purchase one (1) share of common stock (the “Equity Offering”) at an exercise price of $2.50 per share of common stock. The warrants include down-round provisions under which the warrant exercise price could be affected by future equity offerings undertaken by the Company. During the year ended December 31, 2020, down-round provisions were triggered. As of December 31, 2020, the exercise price of these warrants was lowered to $0.006 per share.

Including the Equity Offering, from August 2019 to October 2019, we issued 619,000 shares of our common stock and 619,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors for cash proceeds of $1,547,500, or $2.50 per share, pursuant to unit subscription agreements.

August 30, 2019 convertible debt and related warrants

On August 30, 2019, we issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “August 2019 Notes”), and warrants to purchase up to 987,940 shares of our common stock (the “August 2019 Warrants”) pursuant to a Securities Purchase Agreement (the “August 2019 Debt Purchase Agreement”) with accredited investors. We received net proceeds of $295,534, which is net of 10% original issue discounts of $246,984 and origination fees of $61,101 and is net of $1,643,367 for the repayment of notes payable, and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into these August 2019 Notes. The August 2019 Notes initially bore interest at 10% per annum and became due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four-month anniversary of these August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, an “August 2019 Note Amortization Payment”), were due and payable, until November 30, 2020, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the August 2019 Notes were immediately due and payable. The August 2019 Note Amortization Payments are made in cash unless the investor requests payment in our common stock in lieu of a cash payment (each, an “August 2019 Note Stock Payment”). If the investor requests an August 2019 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable August 2019 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Note Amortization Payment.

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

In January 2020, we defaulted on our August 30, 2019 convertible debt due to non-payment of the required amortization payment due. Accordingly, the outstanding principal balance on date of default increased by 30% amounting to approximately $724,000, default interest accrues at 18%, and the default conversion terms now apply as described above. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. These August 2019 Notes and related August 2019 Warrants include a down-round provision under which the August 2019 Note conversion price and August 2019 Warrant exercise price were reduced, on a full-ratchet basis, to $0.006 due to the default on the August 2019 Notes triggering the default conversion price. See Note 6 to the consolidated financial statements for additional details.

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

On December 31, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $22,064, which consists of $22,064 of principal balance and default interest due. On December 31, 2019, convertible notes payable related to August 30, 2019 convertible debt amounted to $658,623, which consists of $2,469,840 of principal balance due and is net of unamortized debt discount of $1,811,217.

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

During the period from July 1, 2020 to December 31, 2020, we issued 522,726,000 shares of our common stock in connection with the conversion of 522,726 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD. Accordingly, as of December 31, 2020, no shares of Series D were outstanding.

October 3, 2019 convertible debt and related warrants

On October 3, 2019, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”), and warrants to purchase up to 66,401 shares of the Company’s common stock (the “October 3 Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discounts of $16,667. The October 3 Note initially bore interest at 10% per annum and becomes due and payable on January 3, 2021. During the existence of an Event of Default, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four-month anniversary of the October 3 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, an “October 3 Note Amortization Payment”), are due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the October 3 Note will be immediately due and payable. The October 3 Note Amortization Payments are made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the investor requests an October 3 Note Stock Payment, the number of shares of common stock issued is based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

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

In February 2020, due to the default of the February 2020 October 3 Note Amortization Payment, the October 3 Note was deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to approximately $50,000, default interest accrues at 18%, and the default conversion terms apply as described above. See Note 6 to the consolidated financial statements for additional details.

During the year ended December 31, 2020, the Company issued 27,525,109 shares of its common stock upon the conversion of principal and default interest of $216,667, accrued interest of $11,774, fees of $5,000, and additional interest expense of $2,180.

On December 31, 2020, convertible notes payable related to the October 3, 2019 convertible debt amounted to $0. On December 31, 2019, convertible notes payable related to the October 3, 2019 convertible debt amounted to $33,334, which consists of $166,667 of principal balance due and is net of unamortized debt discount of $133,333.

Fall 2019 notes

On October 14, 2019 and November 7, 2019, we entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, we issued and sold to an investor convertible promissory notes in the aggregate principal amount of $500,000 (the “Fall 2019 Notes”) and we received cash proceeds of $500,000. The Fall 2019 Notes bear interest at 10% per annum. The October 14, 2019 convertible promissory note of $300,000 became due and payable on October 14, 2020 and the November 7, 2019 convertible promissory note of $200,000 became due and payable on November 7, 2020. Commencing on the respective seven-month anniversaries of issuance and continuing each month thereafter through the respective maturity date, payments of principal and interest was to be made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest accrued at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments are due and payable, until the respective maturity dates, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under such Fall 2019 Note will be immediately due and payable.

Each Fall 2019 Note was convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise. The Fall 2019 Notes do not contain anti-dilutive provisions. In May 2020, due to the default of a May 2020 Amortization Payment, the October 14, 2019 convertible note was deemed in default. Accordingly, default interest accrued at 18% and the October 14, 2019 convertible note became due on the date of default.

On December 17, 2020, the Company issued 55,000,000 shares of its common stock upon the conversion of principal of $500,000 and accrued interest of $81,616.

On December 31, 2020, convertible notes payable related to the Fall 2019 Notes amounted to $0. On December 31, 2019, convertible notes payable related to the Fall 2019 Notes amounted to $233,600, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $266,400.

Secured Merchant Loans

From November 22, 2019 to December 31, 2019, we entered into several secured merchant loans in the aggregate amount of $2,283,540. We received net proceeds of $1,355,986, net of original issue discounts and origination fees of $927,554. Pursuant to these several secured merchant loans, we were required to pay the noteholders by making daily and/or weekly payments on each business day or week until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, we repaid an aggregate of $464,344 of the loans. On December 31, 2019, notes payable related to these secured merchant loans amounted to $1,057,074, which consists of $1,819,196 of principal balance due and is net of unamortized debt discount of $762,122. Subsequent to December 31, 2019, we settled and repaid all of these notes.

Q1/Q2 2020 convertible debt and related warrants

Beginning in January 2020 and continuing through April 1, 2020 we have issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,068,000 (the “Q1/Q2 2020 Notes”), and warrants to purchase up to 827,200 shares of the Company’s common stock (the “Q1/Q2 2020 Warrants”). We received net proceeds of $1,880,000, which is net of 10% original issue discounts of $188,000. The Q1/Q2 2020 Notes initially bore interest at 6% per annum and become due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1/Q2 2020 Note. During the existence of an Event of Default (as defined in the applicable Q1/Q2 2020 Note), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each 2020 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, a “2020 Note Amortization Payment”), will be due and payable, until the Maturity Date (as defined in the applicable 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under such 2020 Note will be immediately due and payable. The 2020 Note Amortization Payments will be made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, a “2020 Note Stock Payment”). If a holder of a 2020 Note requests a 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable 2020 Note) during the five Trading Day (as defined in the applicable 2020 Note) period prior to the due date of such 2020 Note Amortization Payment.

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

On December 31, 2020, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal balance due and is net of unamortized debt discount of $83,548.

April 20, 2020 convertible debt

On April 20, 2020, we issued to an investor a convertible promissory note in the principal amount of $456,500 (the “April 20 Note”). The April 20 Note contained a 10% original issue discount amounting to $41,500 for a purchase price of $415,000. The Company did not receive any proceeds from the April 20 Note because the investor converted previous notes and accrued interest due to him in the amount of $195,000 into the April 20 Note. In connection with the conversion of notes payable to the April 20 Note, we recorded a loss from debt extinguishment of $220,000. The April 20 Note bore interest at 6% per annum and becomes due and payable on April 20, 2022 (the “April 20 Note Maturity Date”). During the existence of an Event of Default (as defined in the April 20 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including any April 20 Note Amortization Payments) under any note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the April 20 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule, will be due and payable (each, an “April 20 Note Amortization Payment”), until the April 20 Note Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the April 20 Note will be immediately due and payable. The April 20 Note Amortization Payments will be made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, an “April 20 Note Stock Payment”). If the investor requests an April 20 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable April 20 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the April 20 Note) during the five Trading Day (as defined in the April 20 Note) period prior to the due date of the April 20 Note Amortization Payment.

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

During the three months ended September 30, 2020, we issued 38,500,000 shares of our common stock upon the conversion of principal and default interest of $231,000. On October 7, 2020, the Company issued 53,255,583 shares of its common stock upon the conversion of principal and default interest of $293,150 and accrued interest of $26,383.

On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of principal balance and default interest due.

Conversions of Convertible Notes, Warrants and Convertible Preferred Stock

The Company’s trading price quoted on the OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.03 on December 31, 2020. This drop, together with anti-dilution protection features contained in the August 2019 Notes and August 2019 Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, caused the conversion prices of most of the Company’s outstanding notes and the exercise price of many of the Company’s outstanding warrants, to fall to $0.006. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock. During the period from February 25, 2020 to December 31, 2020, we issued 1,013,408,088 shares of our common stock in connection with the conversion of convertible notes payable and default interest of $8,353,965, accrued interest of $553,596, and fees of $9,080. The conversion price was based on contractual terms of the related debt. On July 24, 2020, we issued 1,000,000 shares of our common stock upon the conversion of 1,000,000 shares of Series B preferred shares. Additionally, the Company issued 155,914,308 shares of its common stock upon the cashless exercise of 157,297,448 warrants. Also, we issued 522,726,000 shares of common stock upon the conversion of 522,726 shares of series D preferred stock and issued other shares of common stock during fiscal 2020. Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 1,733,847,494 on December 31, 2020.

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

Paycheck Protection Program Promissory Notes

On April 15, 2020, our subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan”) with M&T Bank in the amount of $2,941,212 under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “Paycheck Protection Program”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS has used and plans to continue to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), should have commenced on November 16, 2020. To date, no payment has been made.

On April 2, 2020, our subsidiary, Shypdirect, entered into a Paycheck Protection promissory note (the “Shypdirect PPP Loan” and together with the Prime EFS PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $504,940 under the SBA Paycheck Protection Program of the CARES Act. On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the Shypdirect PPP Loan proceeds on May 1, 2020. Shypdirect has used and plans to continue to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 28, 2020. To date, no payment has been made.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2020 amounted to $3,278,258. During the year ended December 31, 2020, net cash used in operating activities was primarily attributable to a net loss of $42,781,958, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $102,109, derivative expense of $34,692,503, amortization of debt discount of $4,928,010, non-cash contingency loss of $3,035,837, interest expense related to debt default of $1,531,335, stock-based compensation of $1,999,749, non-cash settlement expense of $545,616, and non-cash gain on debt extinguishment of $(7,899,618), and changes in operating assets and liabilities such as a decrease in accounts receivable of $583,818, an increase in prepaid expenses and other current assets of $64,822, an increase in security deposit of $17,500, an increase in accounts payable and accrued expenses of $258,554, a decrease in insurance payable of $258,966, and an increase in accrued compensation and related benefits of $35,732.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2020 amounted to $460,510 and consisted of cash paid for the purchase of five box trucks of $460,510.

Net cash provided by investing activities for the year ended December 31, 2019 amounted to $20,649 and consisted of cash received from the disposal of trucks and van of $81,000 offset by cash paid for the purchase of property and equipment of $54,726 and a reduction of cash related to the disposal of Save On of $5,625.

Financing activities

For the year ended December 31, 2020, net cash provided by financing activities totaled $4,268,025. For the year ended December 31, 2020, we received proceeds from convertible debt of $1,912,382, proceeds from notes payable of $4,479,662 and proceeds from the sale of Series E preferred shares of $1,163,000, offset by the repayment of convertible notes of $257,139, the repayment of related party advances of $27,753, and the repayment of notes payable of $3,002,127.

For the year ended December 31, 2019, net cash provided by financing activities totaled $5,392,275. For the year ended December 31, 2019, we received proceeds from the sale of common stock and warrants of $1,547,500, proceeds from related party convertible notes of $2,500,000, proceeds from convertible debt of $2,588,900, proceeds from notes payable of $9,280,655, net proceeds from related party advances of $87,645, and proceeds from related party notes of $805,000 offset by the repayment of convertible notes of $386,923, the repayment of related party notes of $545,000, and the repayment of notes payable of $10,485,502.

Going Concern Consideration

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2020 and 2019, we had a net loss of $42,781,958 and $44,864,462 and net cash used in operations was $3,278,258 and $5,659,094, respectively. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $122,621,060, $16,013,416, and $16,611,286, respectively, on December 31, 2020. Furthermore, during 2020, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that Amazon would not renew its Delivery Service Partner (DSP) Agreement with Prime EFS when the In-Force Agreement expired on September 30, 2020 and such In-Force Agreement, in fact, expired on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (See Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS would agree to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, release any and all claims it may have against Amazon, and covenant not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenanted not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise. We do not expect Amazon to renew the Program Agreement upon expiration which will have a material effect on the Company’s operation in the seconds quarter of 2021 and beyond. During the first quarter of 2021, Shypdirect defaulted on certain leases for the leasing of trucks with Ryder. In connection with this default, Ryder has demanded that Shypdirect pay for the leased trucks in the amount of approximately $2,871,000.

It is management’s opinion that these factors raise substantial doubt about Shypdirect and/or the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. In April 2020, the Company’s subsidiaries, Prime EFS and Shypdirect, entered into Paycheck Protection Program promissory notes with M&T Bank in the aggregate amount of $3,446,152. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the consolidated financial statements filed with this Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

A smaller reporting company is not required to provide the information in this Item.

Item 8. Financial Statements and Supplementary Data.

PART I. FINANCIAL INFORMATION

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Transportation and Logistics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transportation and Logistics Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $42,781,958 and $3,278,258, respectively, in 2020 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $16,611,286, $16,013,416 and $122,621,060 respectively, at December 31, 2020. Furthermore, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable. Additionally, the Company lost a contract with its primarily customer effective September 30, 2020, and management anticipates the non-renewal of another contract with that same customer in May 2021. These two contracts accounted for approximately 96% of the Company’s revenues in 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Gain on Debt Extinguishment

As summarized in Footnote 11 “Debt Extinguishment” to the consolidated financial statements, the Company’s consolidated net gain on debt extinguishment for the year ended December 31, 2020 was $7,847,073. The Company had several extinguishment transactions including conversions at contractual rates of convertible debt that had bifurcated derivatives, conversions of convertible debt at conversion rates different than the contractual rates, settlements of convertible debt and warrants in exchange for Series D preferred stock, other debt and related warrant settlements and settlements of accounts payable.

We identified the net gain on debt extinguishment as a critical audit matter. Auditing management’s valuations of derivatives and equity-based consideration in the various transactions noted above and recomputing the gains or losses on debt extinguishment was complex and involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) Inspecting and reviewing all relevant legal and other documents supporting the transactions, (b) Sending audit confirmation letters to the relevant parties, (c) Recomputing the pre-transaction amounts owed or held by the instrument holder and comparing these amounts to the amounts noted in the transaction documents (d) Testing management’s process for developing the fair value of any consideration exchanged in the transactions including evaluating the significant assumptions used by management in such valuation, (e) Testing management’s process for developing the fair value of any derivatives to be settled in the transactions including evaluating the significant assumptions used by management in such valuation, and (f) Recomputing the gain or loss recognized on the debt extinguishment transaction. We agreed with management’s valuations and final computation of the total net gain on debt extinguishment.

Derivative Liabilities

As described in Footnote 2 “Derivative financial instruments” and Footnote 6, “Summary of derivative liabilities for the years ended December 31, 2020 and 2019” to the consolidated financial statements, the Company recorded several derivative transactions during 2020 that resulted primarily in a net derivative expense of $34,692,503, a gain from settlement of the derivative liabilities upon conversion of convertible notes or repayment of convertible notes of $45,731,614 which is included in net gain on debt extinguishment, a reclassification from equity to derivative liabilities in 2020 of $11,381,885 and derivative liabilities of $4,181,187 at December 31, 2020..

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewing and testing management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Comparing the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Testing management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Testing management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputing the derivative valuations. We agreed with management’s final conclusions with regard to derivative treatments, valuations and accounting treatment and presentation.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

March 17, 2021

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$579,283	$50,026
Accounts receivable, net	372,922	963,771
Prepaid expenses and other current assets	443,410	1,246,555

Total Current Assets	1,395,615	2,260,352

OTHER ASSETS:
Security deposit	94,000	76,500
Property and equipment, net	598,807	240,406
Right of use assets, net	1,445,274	1,750,430

Total Other Assets	2,138,081	2,067,336

TOTAL ASSETS	$3,533,696	$4,327,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of put premium of $0 and $385,385 and debt discounts of $83,548 and $2,210,950, respectively	$979,216	$3,634,344
Notes payable, current portion, net of debt discount of $0 and $762,112, respectively	3,919,544	2,425,003
Note payable - related party	500,000	500,000
Accounts payable	1,104,263	1,517,082
Accrued expenses	424,595	627,990
Insurance payable	1,985,893	2,948,261
Contingency liabilities	3,311,272	440,000
Lease liabilities, current portion	380,843	333,126
Derivative liability	4,181,187	2,135,939
Due to related parties	297,692	325,445
Accrued compensation and related benefits	922,396	886,664

Total Current Liabilities	18,006,901	15,773,854

LONG-TERM LIABILITIES:
Notes payable, net of current portion	437,594	-
Lease liabilities, net of current portion	1,102,617	1,440,258

Total Long-term Liabilities	1,540,211	1,440,258

Total Liabilities	19,547,112	17,214,112

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 700,000 and 1,700,000 shares issued and outstanding at December 31, 2020 and 2019, respectively (Liquidation value $700 and $1,700, respectively)	700	1,700
Series C preferred stock, par value $0.001 per share; 1 shares designated; No shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; 0 and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively ($6.00 per share liquidation value)	-	-
Series E preferred stock, par value $0.001 per share; 562,250 shares designated; 105,378 and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively ($13.34 per share liquidation value)	105	-
Common stock, par value $0.001 per share; 4,000,000,000 shares authorized; 1,733,847,494 and 11,832,603 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,733,848	11,833
Common stock issuable, par value $0.001 per share; 0 and 25,000 shares	-	25
Additional paid-in capital	104,872,991	47,715,878
Accumulated deficit	(122,621,060)	(60,615,860)

Total Shareholders’ Deficit	(16,013,416)	(12,886,424)

Total Liabilities and Shareholders’ Deficit	$3,533,696	$4,327,688

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019

REVENUES	$25,826,632	$31,356,251

COST OF REVENUES	23,284,240	28,752,889

GROSS PROFIT	2,542,392	2,603,362

OPERATING EXPENSES:
Compensation and related benefits	2,335,388	13,158,040
Legal and professional fees	3,920,606	2,096,359
Rent	651,806	419,249
General and administrative expenses	814,306	2,791,272
Contingency loss	3,035,837	586,784
Impairment loss	-	3,842,259

Total Operating Expenses	10,757,943	22,893,963

LOSS FROM OPERATIONS	(8,215,551)	(20,290,601)

OTHER (EXPENSES) INCOME:
Interest expense	(7,377,164)	(6,318,122)
Interest expense - related parties	(174,947)	(222,328)
Loan fees	-	(601,121)
Gain on debt extinguishment, net	7,847,073	39,090,168
Settlement expense	(545,616)	-
Other income	376,750	-
Derivative expense, net	(34,692,503)	(55,841,032)

Total Other (Expenses) Income	(34,566,407)	(23,892,435)

LOSS FROM CONTINUING OPERATIONS	(42,781,958)	(44,183,036)

LOSS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(681,426)

NET LOSS	(42,781,958)	(44,864,462)

Deemed dividend related to ratchet adjustment and beneficial conversion features	(19,223,242)	(981,548)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(62,005,200)	$(45,846,010)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss from continuing operations	$(0.08)	$(4.73)
Loss from discontinued operations	(0.00)	(0.07)

Net loss per common share - basic and diluted	$(0.08)	$(4.80)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	751,822,976	9,561,186

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	4,000,000	$4,000	-	$-	-	$-	-	$-	4,220,837	$4,220	-	$-	$7,477,422	$(15,222,936)	$(7,737,294)

Warrants issued in connection with debt	-	-	-	-	-	-	-	-	-	-	-	-	736,445	-	736,445

Cumulative effect adjustment for change in derivative accounting	-	-	-	-	-	-	-	-	-	-	-	-	-	453,086	453,086

Shares issued for services	-	-	1,000,000	1,000	-	-	-	-	3,225,688	3,226	25,000	25	8,521,953	-	8,526,204

Shares issued for debt and warrant modifications	-	-	700,000	700	-	-	-	-	700,000	700	-		17,932,600	-	17,934,000

Shares issued for conversion of preferred shares	(4,000,000)	(4,000)	-	-	-	-	-	-	2,600,000	2,600	-	-	1,400	-	-

Return and cancellation of shares for disposal of Save On	-	-	-	-	-	-	-	-	(1,000,000)	(1,000)	-	-	57,987	-	56,987

Stock options granted to employees of discontinued operations	-	-	-	-	-	-	-	-	-	-	-	-	700,816	-	700,816

Common stock issued for cash and warrants	-	-	-	-	-	-	-	-	619,000	619	-	-	1,546,881	-	1,547,500

Common stock issued for debt conversion	-	-	-	-	-	-	-	-	1,467,078	1,468	-	-	3,666,228	-	3,667,696

Warrants issued in connection with debt conversion	-	-	-	-	-	-	-	-	-	-	-	-	3,620,498	-	3,620,498

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	1,307,880	-	1,307,880

Adjustment of conversion for debt extinguishment	-	-	-	-	-	-	-	-	-	-	-	-	1,164,220	-	1,164,220

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	-	-	-	-	981,548	(981,548)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(44,864,462)	(44,864,462)

Balance, December 31, 2019	-	-	1,700,000	1,700	-	-	-	-	11,832,603	11,833	25,000	25	47,715,878	(60,615,860)	(12,886,424)

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	-	-	-	-	385,385	-	385,385

Common stock issued for debt conversion, accrued interest and fees	-	-	-	-	-	-	-	-	1,013,408,088	1,013,407	-	-	7,829,589	-	8,842,996

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	-	-	-	-	36,271,137	-	36,271,137

Common shares issued for cashless warrant exercise	-	-	-	-	-	-	-	-	155,914,308	155,915	-	-	81,750	-	237,665

Warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	-	1,963,291	-	1,963,291

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	262,872	-	262,872

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	36,458	-	36,458

Common stock issued for series B preferred stock	-	-	(1,000,000)	(1,000)	-	-	-	-	1,000,000	1,000	-	-	-	-	-

Conversion of debt and accrued interest to series D preferred stock	-	-	-	-	522,726	522	-	-	-	-	-	-	825,167	-	825,689

Conversion of series D preferred stock to common stock	-	-	-	-	(522,726)	(522)	-	-	522,726,000	522,726	-	-	(522,204)	-	-

Common stock issued for settlement related to debt extinguishment	-	-	-	-	-	-	-	-	10,281,018	10,281	-	-	492,461	-	502,742

Common stock issued for settlement related to anti-dilutive issuance	-	-	-	-	-	-	-	-	18,685,477	18,686	-	-	526,930	-	545,616

Sales of Series E preferred share units	-	-	-	-	-	-	105,378	105	-	-	-	-	1,162,895	-	1,163,000

Cancellation of issuable shares	-	-	-	-	-	-	-	-	-	-	(25,000)	(25)	25	-	-

Reclassification of warrants from equity to derivative liabilities	-	-	-	-	-	-	-	-	-	-	-	-	(11,381,885)	-	(11,381,885)

Deemed dividend related to price protection and beneficial conversion features	-	-	-	-	-	-	-	-	-	-	-	-	19,223,242	(19,223,242)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(42,781,958)	(42,781,958)

Balance, December 31, 2020	-	$-	700,000	$700	-	$-	105,378	$105	1,733,847,494	$1,733,848	-	$-	$104,872,991	$(122,621,060)	$(16,013,416)

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,781,958)	$(44,864,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	102,109	969,893
Bad debt expense	7,031	20,000
Amortization of debt discount to interest expense	4,928,010	4,536,366
Amortization of debt discount to interest expense - related party	-	26,383
Stock-based compensation and consulting fees	1,999,749	8,526,204
Stock-based compensation and consulting fees - discontinued operations	-	700,816
Non-cash loan fees	-	601,121
Contingency loss	3,035,837	586,784
Other non-cash interest and fees	9,080	-
Interest expense related to put premium	-	385,385
Interest expense related to debt default added to principal	1,531,335	-
Derivative expense, net	34,692,503	55,841,032
Non-cash settlement expense	545,616	-
Non-cash portion of gain on extinguishment of debt, net	(7,899,618)	(39,246,384)
Rent expense	15,232	22,954
Loss on disposal of property and equipment	-	195,624
Impairment loss	-	3,842,259
Change in operating assets and liabilities:
Accounts receivable	583,818	(542,274)
Prepaid expenses and other current assets	(64,822)	(1,124,879)
Assets of discontinued operations	-	(53,193)
Security deposit	(17,500)	(71,500)
Accounts payable and accrued expenses	258,554	1,687,210
Insurance payable	(258,966)	1,839,893
Liabilities of discontinued operations	-	10,954
Accrued compensation and related benefits	35,732	450,720

NET CASH USED IN OPERATING ACTIVITIES	(3,278,258)	(5,659,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in cash from disposal of subsidiary	-	(5,625)
Purchase of property and equipment	(460,510)	(54,726)
Proceeds from sale of property and equipment	-	81,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(460,510)	20,649

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	1,547,500
Proceeds from sale of series E preferred share units	1,163,000	-
Proceeds from convertible notes payable - related party	-	2,500,000
Proceeds from convertible notes payable	1,912,382	2,588,900
Repayment of convertible notes payable	(257,139)	(386,923)
Net proceeds from notes payable	4,479,662	9,280,655
Repayment of notes payable	(3,002,127)	(10,485,502)
Net proceeds from notes payable - related party	-	805,000
Repayment of notes payable - related party	-	(545,000)
Net (payments on) proceeds from related parties advances	(27,753)	87,645

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,268,025	5,392,275

NET INCREASE (DECREASE) IN CASH	529,257	(246,170)

CASH, beginning of year	50,026	296,196

CASH, end of year	$579,283	$50,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,080,556	$4,967,956
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$262,872	$1,371,461
Increase in derivative liability and debt discount	$1,702,474	$1,332,512
Increase in right of use asset and lease liability	$-	$1,984,320
Conversion of debt and accrued interest for common stock	$8,321,548	$3,667,696
Reclassification of accrued interest to debt	$89,262	$163,501
Decrease in put premium and paid-in capital	$385,385	$-
Reclassification of warrant value from equity to derivative liabilities	$11,381,885	$-
Disposal of assets of discontinued operations	$-	$389,087
Disposal of liabilities of discontinued operations	$-	$451,699
Deemed dividend related to price protection and beneficial conversion features	$19,223,242	$981,548
Conversion of debt and accrued interest for Series D preferred stock	$586,012	$-
Increase in prepaid expenses and insurance payable	$703,402	$-
Reclassification of note payable to convertible note payable	$170,000	$-
Conversion of Series B preferred stock to common stock	$1,000	$-
Conversion of Series D preferred stock to common stock	$522	$-

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

On March 30, 2017 (the “Closing Date”), TLSS and Save On Transport Inc. (“Save On”) entered into a Share Exchange Agreement, dated as of the same date (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, on the Closing Date, Save On became a wholly owned subsidiary of TLSS (the “Reverse Merger”). Save On was incorporated in the state of Florida and started business on July 12, 2016. This transaction was treated as a reverse merger and recapitalization of Save On for financial reporting purposes because the Save On shareholders retained an approximate 80% controlling interest in the post-merger consolidated entity. Save On was considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Reverse Merger were replaced with the historical financial statements of Save On before the Reverse Merger. The balance sheets at their historical cost basis of both entities were combined at the Closing Date and the results of operations from the Closing Date forward include the historical results of Save On and results of TLSS from the Closing Date forward. On May 1, 2019, the Company entered into a share exchange agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company. In addition, the Company granted an aggregate of 80,000 options to certain employees of Save On. On April 16, 2019, Mr. Yariv ceased to be an officer or director of the Company.

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

Approximately 54.0% and 42.7% (for a total of 96.7%) of the Company’s revenue of $25,826,632 for the year ended December 31, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon, respectively. The termination of the Amazon last-mile business had a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and will have a material adverse impact thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021 it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

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

On November 13, 2020, the Company formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”).

On November 16, 2020, the Company formed a wholly owned subsidiary, TLSS Acquisition, Inc., a company incorporated under the laws of the State of Delaware (“TLSS Acquisition”).

On January 15, 2021, through Shyp FX, the Company simultaneously executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”). The purchase price is $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition are vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships (see Note 15).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”).

TLSS and its wholly owned subsidiaries, Prime EFS, Shypdirect, TLSS Acquisition, Shyp FX and Shyp CX are hereafter referred to as the “Company”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, Save On (through April 30, 2019), Prime EFS, Shypdirect, TLSS Acquisition, and Shyp FX. All intercompany accounts and transactions have been eliminated in consolidation.

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2020 and 2019, the Company had a net loss of $42,781,958 and $44,864,462 and net cash used in operations was $3,278,258 and $5,659,094, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $122,621,060, $16,013,416 and $16,611,286, respectively, on December 31, 2020. Furthermore, during 2020, the Company failed to make required payments of principal and interest on certain of its convertible debt instruments and notes payable and lost a major contract with its primary customer as described below.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (see Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise. The Company does not expect Amazon to renew the Program Agreement upon expiration which will have a material effect on the Company’s operation in the seconds quarter of 2021 and beyond. During the first quarter of 2021, the Company defaulted on certain leases for the leasing of trucks. In connection with the default, the Lessor has demanded that the Company pay for the leased trucks in the amount of approximately $2,871,000 (see Note 9).

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had minimal effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company expects to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfilment costs and cost of sales as a percentage of net sales through at least Q2 2021, although it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2021, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the value of claims against the Company.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on December 31, 2020 and December 31, 2019:

	On December 31, 2020			On December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$4,181,187	—	—	$2,135,939

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Year ended December 31, 2020	For the Year ended December 31, 2019
Balance at beginning of year	$2,135,939	$7,888,684
Initial valuation of derivative liabilities included in debt discount	1,702,474	1,332,512
Initial valuation of derivative liabilities included in derivative expense	14,892,068	1,073,889
Gain on extinguishment of debt related to April 9, 2019 modifications	-	(61,841,708)
Gain on extinguishment of debt related to repayment/conversion of debt	(45,731,614)	(246,110)
Reclassification of warrants from equity to derivative liabilities	11,381,885	-
Cumulative effect adjustment for change in derivative accounting	-	(838,471)
Change in fair value included in derivative expense	19,800,435	54,767,143
Balance at end of year	$4,181,187	$2,135,939

The Company accounts for its derivative financial instruments, consisting of certain conversion options embedded in our convertible instruments and warrants, at fair value using level 3 inputs. The Company determined the fair value of these derivative liabilities using the binomial lattice models, or other accepted valuation practices. When determining the fair value of its financial assets and liabilities using these methods, the Company is required to use various estimates and unobservable inputs, including, among other things, expected terms of the instruments, expected volatility of its stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, accrued expenses, insurance payable and contingency liabilities approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s convertible notes payable and promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On December 31, 2020 and 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On December 31, 2020, cash in bank in excess of FDIC insured levels amounted to approximately $313,000. The Company has not experienced any losses in such accounts through December 31, 2020.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five to six years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. On May 1, 2019, the Company disposed of its Save On business segment and the results of operations of Save On are included in discontinued operations. Accordingly, during the year ended December 31, 2020 and 2019, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

December 31, 2020 and 2019

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

For the Company’s Prime EFS and Shypdirect business activities, the Company recognizes revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms are generally net seven days from acceptance of delivery. The Company does not incur incremental costs obtaining service orders from its Prime EFS and Shypdirect customers, however, if the Company did, because all of Prime EFS and Shypdirect customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognizes arises from deliveries of packages on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders correspond to each delivery of packages that the Company makes under the service agreements. Control of the package transfers to the recipient upon delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

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

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the year ended December 31, 2020 and 2019 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	December 31, 2020	December 31, 2019
Stock warrants	147,112,603	3,649,861
Stock options	80,000	80,000
Convertible debt	164,248,498	1,612,758
Series B convertible preferred stock	700,000	1,700,000
Series E convertible preferred stock	170,093,023	-

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

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

Pursuant to ASC 205-20-45, the financial statement in which net income or loss of a business entity is reported shall report the results of operations of the discontinued operation in the period in which a discontinued operation either has been disposed of or is classified as held for sale. Accordingly, the Company reflects Save On as discontinued operations beginning in the second quarter of 2019, the period that Save On was disposed of and retroactively for all periods presented in the accompanying consolidated financial statements. The business of Save On are considered discontinued operations because: (a) the operations and cash flows of Save On were eliminated from the Company’s operations; and (b) the Company has no interest in the divested operations. As of December 31, 2020 and 2019, the Company did not have any remaining assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of December 31, 2020 and 2019.

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

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Year Ended
	December 31,
	2020	2019
Revenues	$-	$1,491,253
Cost of revenues	-	1,114,269
Gross profit	-	376,984
Operating expenses	-	1,058,410
Loss from discontinued operations	-	(681,426)
Loss on disposal of discontinued operations	-	-
Loss from discontinued operations, net of income taxes	$-	$(681,426)

NOTE 4 – ACCOUNTS RECEIVABLE

On December 31, 2020 and 2019, accounts receivable, net consisted of the following:

	December 31, 2020	December 31, 2019
Accounts receivable	$392,922	$983,771
Allowance for doubtful accounts	(20,000)	(20,000)
Accounts receivable, net	$372,922	$963,771

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5 - PROPERTY AND EQUIPMENT

On December 31, 2020 and 2019, property and equipment consisted of the following:

	Useful Life	December 31, 2020	December 31, 2019
Delivery trucks and vehicles	5 - 6 years	$761,652	$301,142
Equipment	5 years	3,470	3,470
Subtotal		765,122	304,612
Less: accumulated depreciation		(166,315)	(64,206)
Property and equipment, net		$598,807	$240,406

For the year ended December 31, 2020 and 2019, depreciation expense is included in general and administrative expenses and amounted to $102,109 and $143,818, respectively. During the year ended December 31, 2019, the Company traded in, sold or disposed of delivery trucks and vehicles of $783,511 with related accumulated depreciation of $176,178, and received cash of $81,000 and reduced notes payable of $330,709, resulting in a loss of $195,624 which is included in general and administrative expenses on the accompanying consolidated statement of operations.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE

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

On June 30, 2017, the Company issued RDW Capital, LLC a senior convertible note in the aggregate principal amount of $240,000, for an aggregate purchase price of $30,000. Through date of default, the principal due under the note accrued interest at a rate of 12% per annum. All principal and accrued interest under the note was due six months following the issue date of the note and was convertible into shares of the Company’s common stock, at a conversion price equal to fifty (50%) of the lowest volume-weighted average price for the ten trading days immediately preceding the conversion. The note includes anti-dilution protection, including a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company, as well as customary events of default, including non-payment of the principal or accrued interest due on the note. Upon an event of default, all obligations under the note become immediately due and payable and the Company is required to make certain payments to the lender. On December 31, 2017 the Company failed to make its required maturity date payment of principal and interest. In accordance with the note, the Company entered into default on January 3, 2018, which increased the interest rate to 24% per annum.

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

December 31, 2020 and 2019

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

During the year ended December 31, 2020, the Company issued 96,661,102 shares of its common stock upon the conversion of debt of $510,000 and accrued interest of $158,141. Upon conversion, the Company reclassified put premium of $385,385 to paid-in capital.

The aggregate principal amounts due as of December 31, 2020 and December 31, 2019 amounted to $0 and $895,385, which included a put premium of $0 and $385,385, and principal balance of $0 and $510,000, and was included in convertible notes payable, a current liability, on the accompanying consolidated balance sheet, respectively.

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

December 31, 2020 and 2019

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

Convertible debt modifications and warrant cancellations

On April 9, 2019 (the “Bellridge Modification Date”), the Company entered into an agreement with Bellridge (the “Bellridge Modification Agreement”) that modified its existing obligations to Bellridge as follows:

●	the overall principal amount of the Bellridge Note was reduced from the original principal amount of $2,497,502 (principal amount was $2,223,918 at April 9, 2019) to $1,800,000, in exchange for the issuance to Bellridge of 800,000 shares of restricted common stock, to be delivered to Bellridge, either in whole or in part, at such time or times as when the beneficial ownership of such shares by Bellridge would not result in Bellridge’s beneficial ownership of more than the Beneficial Ownership Limitation and such shares are to be issued within three business days of the date the Bellridge has represented to the Company that it is below the Beneficial Ownership Limitation. Such issuances will occur in increments of no fewer than the lesser of (i) 50,000 shares and (ii) the balance of the 800,000 shares owed. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to the Bellridge Modification Agreement. In connection with these shares, the Company recorded a loss on debt extinguishment of $10,248,000 in April 2019. As of August 19, 2019, 100,000 of these shares have been issued and on August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common stock;

●	the maturity date of the Bellridge Note was extended to August 31, 2020;

●	the interest rate was reduced from 10% to 5% per annum;

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

●	if the Company completes an offering of equity or equity linked securities (including warrants, convertible preferred stock, convertible debentures or convertible promissory notes) which results in gross proceeds to the Company of at least $4,000,000, then the Company will use a portion of the proceeds thereof to repay not less than half of the obligations then outstanding pursuant to the Bellridge Note;

●	if the Company completes an offering of debt which results in gross proceeds to the Company of at least $3,000,000, then the Company will use a portion of the proceeds thereof to repay any remaining obligations then outstanding pursuant to the Bellridge Note;

●	the convertibility of the Bellridge Note was amended such that the Bellridge Note is only convertible at a conversion price to be mutually agreed upon between the Company and the holder. On August 3, 2020, the parties agreed to a fixed conversion price of $0.02 per share (See below).

●	the registration rights previously granted to Bellridge were eliminated; and

●	The First Bellridge Warrant and the Second Bellridge Warrant were cancelled and of no further force or effect as of the Bellridge Modification Date. In exchange, the Company issued Bellridge 360,000 shares of restricted common stock.

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

In connection with the modification of the Bellridge Note and the cancellation of the related warrants, under the provisions of ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instrument and the Warrant and Placement Warrant were adjusted to fair value through earnings on the Modification Date. The fair value of this embedded conversion option derivative, and the Warrant and Placement Warrant were determined using the Binomial valuation model and Monte-Carlo simulation model, respectively. For the period from April 1, 2019 to April 9, 2019, the change of fair value of derivative liabilities associated with these instruments amounted to $41,653,345, which was recorded as derivative expense on the Modification date. The increase in derivative liabilities was caused by an increase in the Company’s stock price, as quoted on OTC Markets. Additionally, on the Modification Date, the Company analyzed the Bellridge Note modification and the cancellation of the warrants and pursuant to ASC 470-50, the modifications were treated as a debt extinguishment. In connection with this debt modification, the Company reversed all remaining derivative liabilities and recorded a gain on debt extinguishment of $61,841,708 (see Note 11 – Debt Extinguishment). Additionally, the Company wrote off the remaining debt discount and recorded a loss on debt extinguishment of $1,013,118 (see Note 11 – Debt Extinguishment).

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

During July and August 2020, the Company issued 107,500,001 shares of its common stock upon the conversion of debt of $1,813,402, accrued interest of $70,671 and other amounts due. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $512,366 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances converted at the conversion price.

During the year ended December 31, 2019, accrued interest payable on this debt of $126,740 was reclassified to principal amount due.

On December 31, 2020 and 2019, convertible notes payable related to this convertible debt amounted to $0 and $1,813,402.

August 30, 2019 convertible debt and related warrants

On August 30, 2019, the Company closed Securities Purchase Agreements (the “August 2019 Purchase Agreement”) with accredited investors. Pursuant to the terms of the August 2019 Purchase Agreement, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,469,840 (the “August 2019 Notes”) and warrants to purchase up to 987,940 shares of the Company’s common stock (the “August 2019 Warrants”). The Company received net proceeds of $295,534, which is net of a 10% original issue discount of $246,984 and origination fees of $61,101, is net of $1,643,367 for the repayment of notes payable, and net of $222,854 related to the conversion of existing notes payable already outstanding to these lenders into the August 2019 Notes.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The August 2019 Notes initially bore interest at 10% per annum and became due and payable on November 30, 2020. During the existence of an Event of Default (as defined in the August 2019 Notes), interest accrued at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four-month anniversary of the August 2019 Notes, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, an “August 2019 Amortization Payment”), were due and payable, until November 30, 2020 at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the August 2019 Notes were immediately due and payable. The Company’s August 2019 Note Amortization Payments due on December 30, 2019 were paid on January 6, 2020 and the Company did not receive any default notice for this late payment. The August 2019 Note Amortization Payments were made in cash unless the investor requested payment in the Company’s common stock in lieu of a cash payment (an “August 2019 Note Stock Payment”). If the investor requested an August 2019 Note Stock Payment, the number of shares of common stock issued was based on the amount of the applicable August 2019 Amortization Payment divided by 80% of the lowest VWAP (as defined in the August 2019 Notes) during the five Trading Day (as defined in the August 2019 Notes) period prior to the due date of the August 2019 Amortization Payment.

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

From the original issue date until the August 2019 Notes are no longer outstanding, the August 2019 Notes were convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The initial conversion price of the August 2019 Notes was the lower of: (i) $3.50 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the August 2019 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the August 2019 Notes were initially convertible at the lower of: (i) $3.50 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the August 2019 Notes) during the 20 consecutive Trading Day (as defined in the August 2019 Notes) period ending and including the Trading Day (as defined in the August 2019 Notes) immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations were to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

The August 2019 Notes and related August 2019 Warrants included down-round provisions under which the August 2019 Note conversion price and August 2019 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. On September 6, 2019, the Company sold shares of its common stock at $2.50 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the August 2019 Notes was reduced to $2.50 per share and the number of shares issuable upon exercise of the warrants was increased to 1,383,116 and the exercise price was lowered to $2.50. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of August 2019 Notes was reduced to $0.40 per share, and the number of shares issuable upon exercise of the warrants was increased to 8,644,474 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $17,836,244 which represents the fair value transferred to the warrant holders from the down round feature being triggered. The Company calculated the difference between the warrants fair value on January 7, 2020, the date the down- round feature was triggered using the current exercise price and the new exercise price and the new number shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. As discussed in summary of derivative liabilities below, as of January 30, 2020, the August 2019 Warrants were treated as derivative liabilities. Subsequent to January 7, 2020, additional down-round protection was triggered. As of December 31, 2020, the conversion price on the August 2019 Notes was lowered to $0.006 per share, the exercise price of the August 2019 Warrants was lowered to $0.006 per share, and the number shares issuable upon exercise of the August 2019 Warrants was increased.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On January 30, 2020, due to the default of the January 2020 August 2019 Notes Amortization Payment, the August 2019 Notes were deemed in default. Accordingly, the outstanding principal balance on date of default increased by 30% which amounted to $723,985, default interest accrues at 18%, and the default conversion terms applied.

During the six months ended June 30, 2020, the Company repaid principal of $257,139, settled $128,674 of debt, and the Company issued 293,677,788 shares of its common stock upon the conversion of principal and default interest of $2,118,311, accrued interest of $48,685 and fees of $1,000. Additionally, accrued interest payable of $84,416 was reclassified to principal balance. During the three months ended September 30, 2020, the Company issued 39,885,602 shares of its common stock upon the conversion of principal and default interest of $284,249, accrued interest of $8,450 and fees of $900. During the three months ended December 31, 2020, the Company issued 9,606,099 shares of its common stock upon the conversion of accrued interest of $58,317.

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

On December 31, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $22,064, which consists of $22,064 of principal balance and default interest due. On December 31, 2019, convertible notes payable related to August 30, 2019 convertible debt amounted to $658,623, which consists of $2,469,840 of principal balance due and is net of unamortized debt discount of $1,811,217.

October 3, 2019 convertible debt and related warrants

On October 3, 2019, the Company issued and sold to an investor a convertible promissory note in the principal amount of $166,667 (the “October 3 Note”) and warrants to purchase up to 66,401 shares of the Company’s common stock (the “October 3 Warrant”). The Company received net proceeds of $150,000, which is net of a 10% original issue discount of $16,667. The October 3 Note initially bore interest at 10% per annum and became due and payable on January 3, 2021. During the existence of an Event of Default, interest accrued at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the four-month anniversary of the October 3 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, an “October 3 Note Amortization Payment”), were due and payable, until the Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the October 3 Notes was immediately due and payable. The October 3 Note Amortization Payments are made in cash unless the investor payment in the Company’s common stock in lieu of a cash payment (each, an “October 3 Note Stock Payment”). If the investor requested an October 3 Note Stock Payment, the number of shares of common stock issued was based on the amount of the applicable October 3 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the October 3 Note) during the five Trading Day (as defined in the October 3 Note) period prior to the due date of the October 3 Note Amortization Payment.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On the original issue date until the October 3 Note is no longer outstanding, the October 3 Note was convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any Conversion Date (as defined in the October 3 Note) or other date of determination, the lower of: (i) $2.51 per share and (ii) the price per share paid by investors in the contemplated equity offering of up to $1,000,000. If an Event of Default (as defined in the October 3 Note) has occurred, regardless of whether such Event of Default (as defined in the October 3 Note) has been cured or remains ongoing, the October 3 Note are convertible at the lower of: (i) $2.51 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the October 3 Note) during the 20 consecutive Trading Day (as defined in the October 3 Note) period ending and including the Trading Day (as defined in the October 3 Note) immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

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

The October 3 Note and related October 3 Warrant included a down-round provision under which the October 3 Note conversion price and warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the convertible debt and warrant down-round provisions were triggered. As a result, the conversion price and the exercise price were lowered to $2.50 and the number of shares issuable upon exercise of the warrants was increased to 66,667. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the October 3 Note was reduced to $0.40 per share, and the number of shares issuable upon exercise of the warrants was increased to 416,669 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the October 3 Warrant holder from the down-round feature being triggered. The Company calculated the difference between the October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. As discussed in summary of derivative liabilities below, as of January 30, 2020, the October 3 Warrant were treated as derivative liabilities. Subsequent to January 7, 2020, additional down-round protection was triggered. Since these instruments contained embedded derivatives, the trigger only effected the quantity and valuation of derivative liabilities and there was no other accounting effect. As of December 31, 2020, the conversion price on the October 3 Note was lowered to $0.006 per share, the exercise price of the October 3 Warrant was lowered to $0.006 per share, and the number of shares issuable upon exercise of the October 3 Warrant was increased.

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

During the year ended December 31, 2020, the Company issued 27,525,109 shares of its common stock upon the conversion of principal and default interest of $216,667, accrued interest of $11,774, fees of $5,000, and additional interest expense of $2,180.

On December 31, 2020, convertible notes payable related to the October 3, 2019 convertible debt amounted to $0. On December 31, 2019, convertible notes payable related to the October 3, 2019 convertible debt amounted to $33,334, which consists of $166,667 of principal balance due and is net of unamortized debt discount of $133,333.

Fall 2019 notes

On October 14, 2019 and November 7, 2019, the Company entered into convertible note agreements with an accredited investor. Pursuant to the terms of these convertible note agreements, the Company issued and sold to an investor convertible promissory notes in the aggregate principal amount of $500,000 (the “Fall 2019 Notes”) and the Company received cash proceeds of $500,000. The Fall 2019 Notes initially bore interest at 10% per annum. The October 14, 2019 convertible promissory note of $300,000 became due and payable on October 14, 2020 and the November 7, 2019 convertible promissory note of $200,000 became due and payable on November 7, 2020. Commencing on the respective seven-month anniversaries of issuance and continuing each month thereafter through the respective maturity dates, payments of principal and interest were to be made in accordance with the respective amortization schedule. During the existence of an Event of Default (as defined in the Fall 2019 Notes), interest accrued at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the seventh month anniversary of each respective note, monthly payments of interest and monthly principal payments were due and payable, until the respective maturity dates, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under such Fall 2019 Note was immediately due and payable.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The Company had the right to prepay in cash all or a portion of the outstanding principal due under the Fall 2019 Notes. The Company must provide the holders with written notice at least twenty business days prior to the date on which the Company will deliver payment of accrued interest and all or a portion of the principal, in $100,000 increments.

Each Fall 2019 Note was convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date means, as of any date of determination, the lower of: (i) $2.50 per share and (ii) the twenty day per share closing trading price of the Company’s common stock during the twenty trading days that close with the last previous trading day ended three days prior to the date of exercise. The Fall 2019 Notes did not contain anti-dilutive provisions. In May 2020 and June 2020, due to the default of a May 2020 and June 2020 Fall 2019 Note Amortization Payments, the Fall 2019 Notes were deemed in default. Accordingly, default interest accrues at 18% and the Fall 2019 Notes became due on the respective dates of default.

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

On December 17, 2020, the Company issued 55,000,000 shares of its common stock upon the conversion of principal of $500,000 and accrued interest of $81,616.

On December 31, 2020, convertible notes payable related to the Fall 2019 Notes amounted to $0. On December 31, 2019, convertible notes payable related to the Fall 2019 Notes amounted to $233,600, which consists of $500,000 of principal balance due and is net of unamortized debt discount of $266,400.

Q1/Q2 2020 convertible debt and related warrants

During the year ended December 31, 2020, the Company issued and sold to investors convertible promissory notes in the aggregate principal amount of $2,068,000 (the “Q1/Q2 2020 Notes”) and warrants to purchase up to 827,200 shares of the Company’s common stock (the “Q1/Q2 2020 Warrants”). The Company received net proceeds of $1,880,000, which is net of a 10% original issue discounts of $188,000. The Q1/Q2 2020 Notes initially bore interest at 6% per annum and become due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1/Q2 2020 Note. During the existence of an Event of Default (as defined in the applicable Q1/Q2 2020 Note), which includes, amongst other events, any default in the payment of principal and interest payments (including Q1/Q2 2020 Note Amortization Payments) under any Q1/Q2 2020 Note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of each Q1/Q2 2020 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, a “Q1/Q2 2020 Note Amortization Payment”), will be due and payable, until the Maturity Date (as defined in the applicable Q1/Q2 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable on such Q1/Q2 2020 Note will be immediately due and payable. The Q1/Q2 2020 Note Amortization Payments will be made in cash unless the investor requests payment in the Company’s common stock in lieu of a cash payment (each, a “Q1/Q2 2020 Note Stock Payment”). If a holder of a Q1/Q2 2020 Note requests a Q1/Q2 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable Q1 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the applicable Q1/Q2 2020 Note) during the five Trading Day (as defined in the applicable Q1/Q2 2020 Note) period prior to the due date of such Q1/Q2 2020 Note Amortization Payment.

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

December 31, 2020 and 2019

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

In connection with the issuance of the January 2020 warrants, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and paid-in capital and shall be amortized over the term of the Q1/Q2 2020 Notes. In connection with the issuance of the notes in January, February, March and April 2020 and the issuance of the warrants in February, March and April 2020, the Company determined that various terms of these Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed above, caused derivative treatment of the embedded conversion options and warrants. During the year ended December 31, 2020, on the initial measurement dates, the fair values of the embedded conversion option and warrant derivatives of $8,817,568 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $1,287,474, with the remainder of $7,530,095 charged to current period operations as initial derivative expense.

The Q1/Q2 2020 Notes include a down-round provision under which the Q1/Q2 2020 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the year ended December 31, 2020, down-provisions were triggered. Since these instruments contained embedded derivatives, the trigger only effected the quantity and valuation of derivative liabilities and there was no other accounting effect. As of December 31, 2020, the conversion price of the Q1/Q2 Notes was lowered to $0.006 per share.

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

On December 31, 2020, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

April 20, 2020 convertible debt

On April 20, 2020, the Company issued and sold to an investor a convertible promissory note in the principal amount of $456,500 (the “April 20 Note”). The April 20 Note contained a 10% original issue discount amounting to $41,500 for a purchase price of $415,000. The Company did not receive any proceeds from the April 20 Note because the investor converted previous notes and accrued interest due to him in the amount of $195,000 into the April 20 Note. In connection with the conversion of notes payable to the April 20 Note, the Company recorded a loss from debt extinguishment of $220,000. The April 20 Note initially bore interest at 6% per annum and becomes due and payable on April 20, 2022 (the “April 20 Note Maturity Date”). During the existence of an Event of Default (as defined in the April 20 Note), which includes, amongst other events, any default in the payment of principal and interest payment (including any April 20 Note Amortization Payments) under any note or any other indebtedness, interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the April 20 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule, will be due and payable (each, an “April 20 Note Amortization Payment”), until the April 20 Note Maturity Date, at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable under the April 20 Note will be immediately due and payable. The April 20 Note Amortization Payments will be made in cash unless the investor payment in the Company’s common stock in lieu of a cash payment (each, an “April 20 Note Stock Payment”). If the investor requests an April 20 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable April 20 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the April 20 Note) during the five Trading Day (as defined in the April 20 Note) period prior to the due date of the April 20 Note Amortization Payment.

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

December 31, 2020 and 2019

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

The April 20 Note includes a down-round provision under which the April 20 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the year ended December 31, 2020, down-provisions were triggered. Since these instruments contained embedded derivatives, the trigger only effected the quantity and valuation of derivative liabilities and there was no other accounting effect. As of December 31, 2020, the conversion price of the April 20 Note was lowered to $0.006 per share.

During the three months ended September 30, 2020, the Company issued 38,500,000 shares of its common stock upon the conversion of principal and default interest of $231,000. On October 7, 2020, the Company issued 53,255,583 shares of its common stock upon the conversion of principal and default interest of $293,150 and accrued interest of $26,383.

On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

Other convertible debt

As discussed in Note 7 below, on August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bears no interest and is payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder shall have the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20.000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $170,000. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note.

Summary of derivative liabilities for the years ended December 31, 2020 and 2019

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

Through April 9, 2019, the Company revalued the embedded conversion option and warrant derivative liabilities related to the RedDiamond and Bellridge debt. In connection with these revaluations, the Company recorded derivative expense of $55,037,605 for the year ended December 31, 2019. Additionally, in connections with the RedDiamond and Bellridge debt modifications and warrants cancellations discussed above, on the Modification Dates or repayment dates, for the year ended December 31, 2019, the Company reduced derivative liabilities by $61,841,708 (see Note 11 – Debt Extinguishment).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

During the year ended December 31, 2020, due to the non-payment of amortization payments due, substantially all convertible notes were deemed in default. Accordingly, for substantially all of the loans in default, the aggregate outstanding principal balance on date of default increased by 30% which amounted to an aggregate amount of $1,531,335. This default amount due of $1,531,335 was recorded as interest expense on the accompanying consolidated statement of operations. Since the default principal due is convertible at the same default terms contained in the related convertible notes, the Company determined that various terms of the convertible notes discussed above caused derivative treatment of the embedded conversion options related to the default principal due. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option related to the default principal due were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives related to the default principal due was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the default principal due, during the year ended December 31, 2020, on the initial measurement date, the fair values of the embedded conversion option derivatives related to default principal due of $6,340,248 was recorded as derivative liabilities and charged to current period operations as initial derivative expense.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In connection with the issuance of the Q1/Q2 2020 Notes and the warrants issued in February, March and April 2020, the Company determined that various terms of the Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed above, caused derivative treatment of the embedded conversion options and warrants. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Q1/Q2 2020 Notes and certain warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants was determined using the Binomial valuation model. At the end of each period and on the date that the Q1/Q2 2020 Notes are converted into common shares, the Company revalues the embedded conversion option derivative liabilities. During the year ended December 31, 2020, on the initial measurement dates, the fair values of the embedded conversion option and warrant derivatives of $8,817,568 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $1,287,473, with the remainder of $7,530,095 charged to current period operations as initial derivative expense.

In connection with the issuance of the April 20 Note, the Company determined that various terms of the April 20 Note, including the default provisions in the April 20 Note discussed above, caused derivative treatment of the embedded conversion options and warrants. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the April 20 Note were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivative was determined using the Binomial valuation model. At the end of each period and on the date that the April 20 Note are converted into common shares, the Company revalues the embedded conversion option derivative liabilities. During the year ended December 31, 2020, on the initial measurement dates, the fair values of the embedded conversion option of $1,436,725 was recorded as derivative liability and was allocated as a debt discount up to the net proceeds of the April 20 Note of $415,000, with the remainder of $1,021,725 charged to current period operations as initial derivative expense.

In connection with the period end revaluations and the initial derivative expense recorded, the Company recorded aggregate derivative expense of $34,692,503 and $55,841,032 for the year ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, in connection with the conversion or repayment of various debts as discussed above, the Company reversed the value of the respective derivative liability and recorded a gain on extinguishment of debt of $45,731,614 (note 11)

During the year ended December 31, 2020 and 2019, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model and the Monte-Carlo simulation model with the following assumptions:

	2020	2019
Expected dividend rate	-	-
Expected term (in years)	0.75 to 5.00	0.05 to 5.00
Volatility	154.2% to 372.3%	127.5% to 228.7%
Risk-free interest rate	0.09% to 1.62%	1.39% to 2.40%

On December 31, 2020 and 2019, convertible promissory notes are as follows:

	December 31, 2020	December 31, 2019
Principal and default penalty amount	$1,062,764	$5,459,909
Add: put premium	-	385,385
Less: unamortized debt discount	(83,548)	(2,210,950)
Convertible notes payable, net	979,216	3,634,344
Less: current portion of convertible notes payable	(979,216)	(3,634,344)
Convertible notes payable, net – long-term	$-	$-

On December 31, 2020, the principal and default penalty amount due of $1,062,764 consisted of promissory note principal balances due of $351,000 and default penalty amounts due of $711,764.

For the year ended December 31, 2020 and 2019, amortization of debt discounts related to convertible notes amounted to $4,322,247 and $1,184,463, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the year ended December 31, 2020 and 2019 was approximately 18.0% and 8.5%, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 7 – NOTES PAYABLE

Secured merchant loans

On September 20, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $521,250 and received net proceeds of $375,000, net of original issue discount of $146,250. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $3,724 on each business day which was deducted directly from the Company’s bank accounts. On January 14, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $764,500. The Company simultaneously repaid the September 20, 2018 loan which had a remaining principal balance of $223,329, paid an origination fee of $10,034 and received net proceeds of $316,637, net of original issue discount of $214,500. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $6,371 on each business day which was deducted directly from the Company’s bank account. On January 24, 2019, the Company entered into another secured Merchant Loan with this lender in the amount of $417,000. The Company simultaneously paid an origination fee of $7,998 and received net proceeds of $292,002, net of original issue discount of $117,000. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $3,972 on each business day which was deducted directly from the Company’s bank account. On May 8, 2019, the Company entered into another secured Merchant Loan with this merchant in the principal amount of $1,242,000. The Company simultaneously repaid prior loans of $362,961 which were entered into during January 2019, paid origination fees totaling $9,000 and paid an original issue discount of $342,000 and received net proceeds of $528,039. Pursuant to this secured Merchant Loan, the Company repaid the noteholder by making daily payments of $10,265 on each business day which deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $2,511,456 of the secured merchant loans and on August 28, 2019, the remaining note balance of $184,750 was converted into a new promissory Note (see promissory notes below).

On October 1, 2018, the Company entered into a secured Merchant Loan in the amount of $209,850 and received net proceeds of $137,962, net of original issue discount of $59,850 and net of origination fees of $12,038. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,749 on each business day until the loan amounts are paid in full. Additionally, on October 1, 2018, the Company entered into a second secured Merchant Loan in the amount of $139,900 and received net proceeds of $92,000, net of original issue discount of $39,900 and net of origination fees of $8,000. Pursuant to this Secured Merchant Loan, the Company is required to repay the noteholders by making daily payments of $1,166 on each business day until the loan amounts are paid in full. These Secured Merchant Loans were secured by the Company’s assets and were personally guaranteed by the former majority member of Prime. During the period from October 1, 2018 to December 31, 2018, the Company repaid $169,653 of these notes. During the year ended December 31, 2019, the Company repaid the remaining principal balance of these notes of $180,097. On December 31, 2019, notes payable related to these Secured Merchant Loans amounted to $0.

On October 12, 2018, the Company entered into a secured Merchant Loan with a lender in the amount of $420,000. The Company simultaneously repaid a prior loan of $31,634, paid an origination fee of $10,500 and received net proceeds of $254,552, net of original issue discount of $123,314. Pursuant to this Secured Merchant Loan, the Company repaid the noteholder by making daily payments of $3,000 on each business which was deducted directly from the Company’s bank accounts. On January 28, 2019, the Company entered into a new secured Merchant Loan with this lender in the amount of $759,000 and received net cash of $315,097 after paying origination fee of $25,750, an original issue discount of $209,000, and the repayment of October 12, 2018 remaining loan and interest due to this lender of $209,153. Pursuant to this Secured Merchant Loan, the Company repaid the noteholders by making daily payments of $4,897 on each business day which was deducted directly from the Company’s bank account. On September 2, 2019, the Company repaid the remaining note payable. These Secured Merchant Loans were secured by the Company’s assets and were personally guaranteed by the former majority member of Prime. On December 31, 2019, note payable related to these Secured Merchant Loans amounted to $0.

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

On April 17, 2019, the Company entered into a secured Merchant Loan in the principal amount of $650,000 and received net proceeds of $500,000, net of original issue discounts of $150,000. Pursuant to this secured Merchant Loan, the Company is required to pay the noteholders by making three monthly installments of $216,667 beginning in June 2019 to August 2019. During the year ended December 31, 2019, the Company repaid this Secured Merchant Loan. On December 31, 2019, notes payable related to this Secured Merchant Loan amounted to $0.

From May 21, 2019 to July 16, 2019, the Company entered into several secured Merchant Loans in the aggregate amount of $2,099,500. The Company received net proceeds of $1,285,000, net of original issue discounts and origination fees of $814,500. Pursuant to these several secured Merchant Loans, the Company was required to pay the noteholders by making daily payments aggregating $27,498 on each business day until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $1,854,642 of the secured merchant loans and on August 28, 2019, the remaining secured merchant loan balances of $261,630 were converted into new promissory notes payable (see promissory notes below).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

From June 19, 2019 to July 30, 2019, the Company entered into two secured Merchant Loans in the aggregate amount of $1,011,825. The Company received net proceeds of $630,000, net of original issue discounts and origination fees of $381,825. Pursuant to these two secured Merchant Loans, the Company was required to pay the noteholders by making daily payments aggregating $8,000 on each business day and a weekly payment of $28,500 until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $764,209 of the loans and on August 28, 2019, the remaining note balances of $247,616 were converted into new convertible notes payable. In connection with these new convertible notes, the Company recorded a debt discount of $24,762. (see Note 6).

From November 22, 2019 to December 31, 2019, the Company entered into several secured merchant loans in the aggregate amount of $2,283,540. The Company received net proceeds of $1,355,986, net of original issue discounts and origination fees of $927,554. Pursuant to these several secured merchant loans, the Company was required to pay the noteholders by making daily and/or weekly payments on each business day or week until the loan amounts were paid in full. Each payment was deducted from the Company’s bank account. During the year ended December 31, 2019, the Company repaid an aggregate of $464,344 of the loans. During the three months ended March 31, 2020, the Company entered into a new secured merchant loan in the aggregate amount of $1,274,150, which consisted of $670,700 of principal transferred to this new loan by two of these secured merchants. The Company received net proceeds of $150,000, net of original issue discounts and origination fees of $453,450. During the year ended December 31, 2020, the Company repaid an aggregate of $1,954,930 of these loans, which includes payments pursuant to settlement agreements as discussed below.

●	In connection with a settlement agreement dated March 4, 2020, the Company paid off a merchant loan with a principal balance of $936,410 for a payment of $600,000 which was made by the Company in March 2020.

●	In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $233,434 in full settlement for a merchant loan of with a principal balance of $364,740. The payment was due on March 11, 2020. During the year ended December 31, 2020, the Company paid $233,434 of this settlement.

●	In connection with a settlement agreement dated March 9, 2020, the Company agreed to pay $275,000 in full settlement for a merchant loan with a principal balance of $272,700 and a senior secured convertible debt in the amount of $95,874 and cancellation of 40,300 warrants held by the same creditor. The settlement payment was due, in full, on March 12, 2020; however, due to cash constraints at the time, the Company paid the $275,000 in weekly installments, which the creditor accepted, with its final payment on May 12, 2020. The Company paid $275,000 during the year ended December 31, 2020. While the Company never received a default or demand letter, the creditor verbally told the Company on May 12, 2020, that the original full amount should be paid, although the creditor has not made any formal demand or commenced any action. The Company believes any such claim, if made, would be without merit.

In connection with these settlement agreements, the Company recorded a loss on debt extinguishment of $76,777 which consisted of the payment of cash of $67,548 and the write off of debt of remaining debt discount of $614,809, offset by the reduction of principal balance of $596,390 and accrued interest payable of $9,190.

On December 31, 2020, there were no secured merchant loans due and outstanding. On December 31, 2019, notes payable related to these secured merchant loans amounted to $1,057,074, which consists of $1,819,196 of principal balance due and is net of unamortized debt discount of $762,122.

Promissory notes

In connection with the acquisition of Prime EFS on June 18, 2018, the Company assumed several notes payable liabilities amounting to $944,281 pursuant to secured merchant agreements (the “Assumed Secured Merchant Loans”). During the period from acquisition date of Prime (June 18, 2018) to December 31, 2018, the Company repaid $786,330 of these notes. During January 2019, the Company entered into a separate promissory note with one of these individuals and borrowed an additional $26,900 at a simple annual interest rate of 15% bringing the total promissory note balance to $77,090 for this individual. During the year ended December 31, 2019, the Company repaid $86,259 of these notes. In May 2020, the Company settled one of these notes with a balance of $18,102 for a payment of $15,000 and, accordingly, the Company recorded a gain on debt extinguishment of $3,102. On December 31, 2020 and 2019, notes payable related to Assumed Secured Merchant Loans and promissory notes amounted to $80,490 and $98,592, respectively. In connection with the January 2019 promissory note, the Company issued 1,000 warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is exercisable over a five-year period.

On August 28, 2019, a remaining secured merchant loan balance of $184,750 was converted into a new note. Pursuant to this new note, the Company will pay the lender in twelve monthly installments of $17,705 beginning on November 25, 2019 to the maturity date of November 25, 2020. This new note bears interest at 15% per annum. This note is secured by the Company’s assets and is personally guaranteed by the former majority member of Prime EFS. During the year ended December 31, 2020, the Company repaid $176,339 of this note. On December 31, 2020 and 2019, notes payable related to the new note amounted to $0 and $176,339.

On August 28, 2019, secured merchant loan balances of $261,630 were converted into new promissory notes payable. Pursuant to these new notes, the Company will pay the lenders in twelve monthly installments of $25,073 beginning on November 25, 2019 to the maturity date of November 25, 2020. During the year ended December 31, 2020, the Company repaid $249,704 of these notes. During the year ended December 31, 2020, $4,846 of accrued interest payable was reclassified to the principal balance. On December 31, 2020 and December 31, 2019, notes payable related to these promissory notes amounted to $0 and $244,858, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In connection with the acquisition of Prime EFS, the Company assumed several notes payable liabilities due to entities or individuals. These notes have effective interest rates ranging from 7% to 10% and are unsecured. On December 31, 2020 and 2019, remaining notes payable to an entity amounted to $40,000 and $40,000, respectively.

From October 31, 2018 to December 31, 2018, the Company entered into Original Discount Senior Secured Demand Promissory Notes with an investor (the “Fall 2018 Promissory Notes”). Pursuant to the Fall 2018 Promissory Notes, the Company borrowed an aggregate of $770,000 and received net proceeds of $699,955, net of original issue discount of $70,000 and fees of $45. In December 2018, the Company repaid $220,000 of the Fall 2018 Promissory Notes. During the year ended December 31, 2019, the Company repaid $437,532 of the Fall 2018 Promissory Notes and interest due of $36,760 was reclassified to principal amount due. During the year ended December 31, 2020, the Company repaid $149,228 of the Fall 2018 Promissory Notes. On December 31, 2020 and 2019, notes payable to this entity amounted to $0 and $149,228, respectively.

During March 2019 and August 2019, the Company entered into three separate promissory notes with an entity totaling $220,000 and received net proceeds of $200,000, net of original issue discounts of $20,000. During the year ended December 31, 2019, the Company repaid $220,000 of these promissory notes and on December 31, 2019, notes payable to this entity amounted to $0.

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These notes were due between 45 and 273 days from the respective note issuance date. In connection with these promissory notes, in 2019, the Company issued 58,000 warrants to purchase 58,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable over a five-year period. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. During the year ended December 31, 2020, the Company borrowed additional fund from individuals of $443,000, and received net proceeds of $423,000, net of original issue discount of $20,000, the Company repaid $320,500 of these funds, and a note with a principal balance of $195,000 was transferred into the April 20, 2020 convertible note discussed above. Furthermore, on June 30, 2020, one of these notes with a principal balance due of $150,000 and accrued interest payable of $82,274 was settled and a new note was entered into with a principal balance of $200,000. This new note bores no interest and was payable in monthly payments of $7,500 commencing on July 1, 2020 until paid in full. The Company repaid $15,000 of such note. On August 28, 2020, this note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000 (See Note 6). On December 31, 2020 and 2019, notes payable related to these individuals amounted to $220,000 and $420,000, respectively.

Equipment and auto notes payable

In connection with the acquisition of Prime EFS, the Company assumed several equipment notes payable liabilities due to entities. On December 31, 2020 and 2019, equipment notes payable to these entities amounted to $43,363 and $57,001, respectively.

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. On December 31, 2020 and 2019, auto notes payable to these entities amounted to $151,710 and $181,911, respectively.

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note is due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments are due monthly commencing on January 27, 2020. The note is secured by the trucks and is personally guaranteed by the Company’s chief executive officer. During the year ended December 31, 2020, the Company repaid $85,088 of this note. On December 31, 2020, equipment note payable to this entity amounted to $375,422.

Paycheck Protection Program Promissory Notes

On April 2, 2020, the Company’s subsidiary, Shypdirect, entered into a Paycheck Protection Program promissory note (the “Shypdirect PPP Loan”) with M&T Bank in the amount of $504,940 under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “Paycheck Protection Program”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the loan proceeds on May 1, 2020. Shypdirect plans to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 28, 2020.

On April 15, 2020, the Company’s subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan” and together with the Shypdirect PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $2,941,212 under the SBA Paycheck Protection Program of the CARES Act. On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS plans to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 16, 2020.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

On December 31, 2020 and 2019, notes payable consisted of the following:

	December 31, 2020	December 31, 2019
Principal amounts	$4,357,138	$3,187,125
Less: unamortized debt discount	-	(762,122)
Principal amounts, net	4,357,138	2,425,003
Less: current portion of notes payable	(3,919,544)	(2,425,003)
Notes payable – long-term	$437,594	$-

For the year ended December 31, 2020 and 2019, amortization of debt discounts related to notes payable amounted to $605,763 and $3,351,903, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

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

December 31, 2020 and 2019

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

On July 20, 2020 and July 22, 2020, the Company entered Exchange Agreements (See Note 6) with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock. Pursuant to the Exchange Agreements, the Investors exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $500,184, accrued interest payable of $85,827, and Warrants to purchase 423,159,293 shares of Common Stock for 522,726 shares of Series D (the “Exchange”). The Series D shares issued in the exchange had an equivalent fair value as if the investors had converted their debt to common stock at the contractual rate in the convertible notes and therefore, there was no gain or loss on the exchange, In connection with the issuance of the Series D shares, the Company recorded a loss on debt extinguishment of $239,678 which is associated with the fair market value of the excess shares issued upon conversion of other settlement amounts.

During the period from July 1, 2020 to December 31, 2020, the Company issued 522,726,000 shares of its common stock in connection with the conversion of 522,726 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD. Accordingly, as of December 31, 2020, no shares of Series D were outstanding.

These Series D preferred share issuances which were not redeemable were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate. As per the terms of the Series D preferred stock agreements, Series D preferred stock was not redeemable. As such, since Series D preferred stock was not redeemable, the Series D preferred stock was classified as permanent equity. The Company also concluded that the conversion rights under the Series D Preferred Stock were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series D Preferred Stock were not considered an embedded derivative that required bifurcation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Series E preferred shares

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

On October 6, 2020, the Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Series E COD”) with the Secretary of State of the State of Nevada designating 562,250 shares of preferred stock as Series E. On December 28, 2020, the Board filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Amended Series E COD”) with the Secretary of State of the State of Nevada. The Series E has a stated value of $13.34 per share (the “Stated Value”). Pursuant with the Amended Series E COD,

●	Each holder of Series E has the right to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series E held by such holder are convertible as of the applicable record date.
●	Unless prohibited by Nevada law governing distributions to stockholders, for a period of one-year beginning with the Original Issuance Date, as defined, the Corporation shall have the right but not the obligation to redeem all outstanding Series E (and not any part of the Series E) at a price equal to 115% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. If the Company fails to redeem all outstanding Series E on the redemption date, it shall be deemed to have waived its redemption right.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series E shall be convertible into that number of shares of Common Stock calculated by dividing the Stated Value of each share of Series E being converted by the Conversion Price. The initial Conversion Price shall be $0.01 which shall be subject to adjustment as provided below. In addition, the Company shall issue the Holder converting all or any portion of Series E an additional sum (the “Make Good Amount”) equal to $210 for each $1,000 of Stated Value of the Series E converted pro-rated for amounts more or less than $1,000, increasing to $310 for each $1,000 of Stated Value during the Triggering Event Period (the “Extra Amount”). Subject to the Beneficial Ownership Limitation, the Make Good Amount shall be paid in Shares of Common Stock, as follows: The number of shares of Common Stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 80% times the average VWAP for the five Trading Days prior to the date a Holder delivered a notice of conversion to the Company (the “Conversion Date”). During the Triggering Event Period, the number of shares of Common Stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 70% times the average VWAP for the five Trading Days prior to the Conversion Date.

Subject to the Beneficial Ownership Limitation, at any time during the period commencing on the date of the occurrence of a Triggering Event and ending on the date of the cure of such Triggering Event (the “Triggering Event Period”), a Holder may, at such Holder’s option, by delivery of a conversion notice to the Company to convert all, or any number of Series E (such conversion amount of the Series E to be converted pursuant to this Section 6(b) (the “Triggering Event Conversion Amount”), into shares of Common Stock at the Triggering Event Conversion Price. The “Triggering Event Conversion Amount” means 125% of the Stated Value and the “Triggering Event Conversion Price” means $0.006.

Triggering events include, but are not limited to, (1) failure to satisfy Rule 144 current public information requirements; (2) ceasing to be a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or failing to comply with the reporting requirements of a reporting company under the Exchange Act; (3) suspension from or termination of trading; (4) failure to reserve sufficient shares of Common Stock (after cure periods and subject to certain extensions); (5) various insolvency proceedings (subject to certain carveouts); (6) material breach of the Series E Offering transaction documents; and (7) failure to comply with conversion of any Series E shares when requested by the holder thereof.

If and whenever on or after the Initial Issuance Date but not after two years from the Original Issuance Date, the Company issues or sells, or is deemed to have issued or sold, additional shares of common stock, options, warrants of convertible instruments, other than an Exempt Issuance, for a consideration per share (the “Base Share Price”) less than a price equal to the Conversion Price in effect immediately prior to such issuance or sale or deemed issuance or sale (such Conversion Price then in effect is reflected to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the Base Share Price.

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On a pari passu basis with the holders of Series D Convertible Preferred Stock that was issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series E is entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of Common Stock on an as-converted to Common Stock basis. Until the date that such Series E shareholder no longer owns at least 50% of the Series E, the holders of Series E have the right to participate, pro rata, in each subsequent financing in an amount up to 25% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

A holder of Series E may not convert any shares of Series E into Common Stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series E COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Amended Series E COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

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

On October 8, 2020, the Company entered into a Securities Purchase Agreement with the investors party thereto (collectively the “Investors”) pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 47,977 shares of Series E Convertible Preferred Stock (the “Series E”) and (ii) warrants (the “Warrants”) to purchase 23,988,500 shares of the Company’s common stock which are equal to 50% of the shares of common stock issuable upon conversion of the Series E if the Series E were converted on October 8, 2020 (the “October 2020 Series E Offering”). The gross proceeds to the Company were $640,000, or $13.34 per unit which is the stated value of each Series E share. The Company paid fees of $35,000 and received net proceeds of $605,000. The initial exercise price of the Warrants related to the October 2020 Series E Offering is $0.04 per share, subject to adjustment.

On December 28, 2020 and December 30, 2020, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 57,400 shares of Series E and (ii) Warrants to purchase 76,571,429 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “December 2020 Series E Offering”). The gross proceeds to the Company were $670,000, or $11.67 per unit. The Company paid fees of $112,000 and received net proceeds of $558,000. The initial exercise price of the Warrants related to the December 2020 Series E Offering is $0.01 per share, subject to adjustment. In connection with the issuance of the Series E and related warrants, the Company recorded a deemed dividend of $527,230 related to the beneficial conversion features of the Series E.

In connection with the Series E Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement on Form S-1 to register the resale of the shares of Common Stock issuable to the Investors upon conversion of the Series E and exercise of the Warrants. If a registration statement registering for resale all of the shares of common stock issuable under Series E Convertible Preferred Stock and Warrants (i) is not filed with the Commission by the Company within 30 days of the closing date of October 8, 2020 or any other registration statement, (ii) is not declared effective by the Commission by the Effectiveness Date of the initial registration statement (90 days following the closing date) or any other registration statement, or (iii) after the effective date of a registration statement, such registration statement ceases for any reason to remain continuously effective as to all registrable securities included in such registration statement for more than 30 calendar days during any 12-month period (any such failure or breach being referred to as an “Event”, and the date on which such Event occurs, being referred to as “Event Date”), then, in addition to any other rights the Holders may have hereunder or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the purchase price paid by such Holder pursuant to the Purchase Agreement, during which such Event continues uncured. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro rata basis for any portion of a month prior to the cure of an Event. The Company did not file its initial registration statement within 30 days of the closing date.

These Series E preferred share issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate. As per the terms of the Series E preferred stock agreements, the Company shall have the right but not the obligation to redeem all outstanding Series E (and not any part of the Series E) at a price equal to 115% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. As such, since Series E preferred stock is redeemable upon the occurrence of an event that is within the Company’s control, the Series E preferred stock is classified as permanent equity.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The Company concluded that the Series E Preferred Stock represented an equity host and, therefore, the redemption feature of the Series E Preferred Stock was considered to be clearly and closely related to the associated equity host instrument. The redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series E Preferred Stock were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series E Preferred Stock were not considered an embedded derivative that required bifurcation.

On December 8, 2020 the Company entered into an Engagement Agreement (the “Engagement Agreement”) with a placement agent to act as an exclusive selling/placement agent for the Company to assist in a financing for the Company. In connection with the engagement letter, the Company agreed to pay to the placement agent at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible or exercisable into the Company’s common stock (the “Securities Financing”) during the Exclusive Period which is for a period of 90 days from the date of execution of this Letter Agreement; (i) a cash transaction fee in the amount of 10% of the amount of the Securities Financing; and (ii) warrants (the “Warrants”) with a 5 year term and cashless exercise, equal to 10% of the amount of securities sold (on an as converted basis) in the Securities Financing, at an exercise price equal to the investor’s warrant exercise price of the Securities Financing. In connection with this Engagement Agreement, as of December 31, 2020, the Company paid the placement agent cash of $67,000 and issued 15,314,285 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $67,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

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

On July 8, 2019, pursuant to a one-year consulting agreement, the Company agreed to issue 50,000 shares of its common stock to a consultant for investor relations services to be rendered. These shares were valued at $125,000, or $2.50 per common share, based on contemporaneous common share sales. 25,000 of these shares vested on January 8, 2020 and 25,000 shares was to vest on July 8, 2020. In connection with these shares, the Company shall record stock-based consulting fees over the vest period of one year. Total unrecognized professional fees related to these unvested common shares on December 31, 2019 amounted to $65,104. On December 31, 2019, the 50,000 shares were reflected as common stock issuable on the accompanying consolidated balance sheet. In April 2020, pursuant to a settlement agreement, 25,000 shares that were non-vested were cancelled. During the year ended December 31, 2020 and 2019, aggregate accretion of stock-based professional fees on granted non-vested shares amounted to $36,458 and $59,896, respectively.

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

December 31, 2020 and 2019

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

Cancellation of common shares

On May 1, 2019, the Company entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company and the shares were cancelled. In connection with the disposal of Save On, the Company recorded an increase in equity of $56,987 related to the amount of net liabilities disposed of in a transaction with the former chief executive officer of the Company since the former CEO was still a related party after this transaction as he remained a principal shareholder (see Note 3).

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

In connection with the modification of the related convertible notes, the Company changed the conversion price of the notes to $2.50 per share and issued an aggregate if 1,015,000 warrants as discussed above. The Company accounted for the full conversion of these related party convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $3,669,367 of which $1,164,220 is associated with the change between the debt’s original conversion terms and the induced conversion terms and is equal to the fair value of the additional shares of common stock transferred in the transaction, and $2,505,147 association with the valuation of the 1,015,000 warrants (see Note 11 – Debt Extinguishment).

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

During the three months ended September 30, 2020, the Company issued 477,682,407 shares of its common stock in connection with the conversion of convertible notes payable and default interest of $4,215,651, accrued interest of $82,852, and fees of $900. The conversion price was based on contractual terms of the related debt. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $512,366 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances converted at the conversion price. Additionally, under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $19,700,260 which is associated with the difference between the fair market value of the shares issued upon conversion and the amount of principal balances converted at the conversion price.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In October 2020, the Company issued 53,255,583 shares of its common stock in connection with the conversion of a convertible note payable and default interest of $293,150 and accrued interest of $26,383. The conversion price was based on contractual terms of the related debt.

In October and December 2020, the Company issued 9,606,099 shares of its common stock in connection with the conversion of accrued interest of $58,317. The conversion price was based on contractual terms of the related debt.

On December 17, 2020, the Company issued 55,000,000 shares of its common stock in connection with the conversion of convertible notes payable of $500,000 and accrued interest of $81,616. The conversion price was based on contractual terms of the related debt.

During the three months ended December 31, 2020, under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $866,452 which is associated with the difference between the fair market value of the shares issued upon conversion and the amounts of principal balances converted at the conversion price.

The aggregate loss on debt extinguishment upon conversions associated with the difference between the fair market value of the shares issued upon conversion and the amounts of principal balances converted at the conversion price amounted to $36,271,137 consisting of $15,704,425, $19,700,260 and $866,452 as discussed above (See Note 11).

Shares issued upon cashless exercise of warrants

During the period from June 1, 2020 to June 29, 2020, the Company issued 70,203,889 shares of its common stock in connection with the cashless exercise of 73,635,000 warrants. The exercise price was based on contractual terms of the related warrant.

During the period from July 1, 2020 to August 10, 2020, the Company issued 85,710,419 shares of its common stock in connection with the cashless exercise of 83,662,448 warrants. The exercise price was based on contractual terms of the related warrant. In connection with the cashless exercise of warrants, the Company recorded a loss on debt extinguishment of $237,665 which is associated with the fair market value of the excess common shares issued upon the cashless exercise of warrants over the number of shares issuable using the warrant exercise price.

Common shares issued for settlement

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

On December 17, 2020, the Company issued 18,685,477 common shares to certain August 2019 equity and debt purchasers as settlement related to the difference between $2.50, the purchase price, and $0.40. These shares were valued at $545,616, or $0.029 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded settlement expense of $545,616.

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

During the three months ended December 31, 2020, the Company issued 124,376,000 shares of its common stock in connection with the conversion of 124,376 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Stock option activities for the years ended December 31, 2020 and 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	80,000
Balance Outstanding December 31, 2019	80,000	8.84	4.33	-
Granted	-	-
Cancelled	-	-
Balance Outstanding December 31, 2020	80,000	$8.84	3.58	$-
Exercisable, December 31, 2020	20,000	$8.84	3.58	$-

Warrants

Relative fair value of warrants issued in connection with convertible debt

On August 30, 2019, the Company closed Securities Purchase Agreements with accredited investors. Pursuant to the terms of the Purchase Agreements, the Company issued warrants to purchase up to 987,940 shares of the Company’s common stock (See Note 6). The Warrants are exercisable at any time on or after the date of the issuance and entitles the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the investors are entitled to exercise the Warrants to purchase up to 987,940 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the respective Warrant. These Warrants include a down-round provision under which the warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. The Company calculated the relative fair value of these warrants in the amount of $1,225,109 which was added to debt discount and was amortized over the term of the notes (see Note 6). The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the warrant down-round provisions were triggered. As a result, the number of warrants was increased by 395,176 to 1,383,116 warrants and the exercise price was lowered to $2.50. As a result, the Company recorded a deemed dividend of $981,548 which represents the fair value transferred to the Warrant holders from the Down Round feature being triggered. The Company calculated the difference between the warrants fair value on the date the down round feature was triggered using the original exercise price and the new exercise price and the new number of warrants. The deemed dividend was recorded as a reduction of accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount.

On October 3, 2019, the Company closed Securities Purchase Agreements with an accredited investor. Pursuant to the terms of the Purchase Agreement, the Company issued warrants to purchase up to 66,667 shares of the Company’s common stock (See Note 6). The Warrants are exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the investor is entitled to exercise the Warrants to purchase up to 66,667 shares of the Company’s common stock at a current exercise price of $2.50, subject to adjustment as detailed in the Warrant. This Warrant includes a down-round provision under which the warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. The Company calculated the relative fair value of these warrants in the amount of $82,771 which was added to debt discount and was amortized over the term of the note (see Note 6). The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6.

Warrants issued in connection with convertible debt

In connection with several promissory notes payable (see Note 7), during the year ended December 31, 2019, the Company issued 59,000 warrants to purchase 59,000 shares of common at an exercise price of $1.00 per share. During the year ended December 31, 2019, the Company calculated the relative fair value of these warrants of $135,324 which was included in debt discount and amortized into interest expense over the loan terms and was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate ranging from 2.28% to 2.40%.

In connection with previous promissory notes payable (see Note 7), on June 11, 2019, the Company issued 55,000 warrants to purchase 55,000 shares of common at an exercise price of $1.00 per share. On June 11, 2019, the Company calculated the fair value of these warrants of $601,121 which was expensed and included in loan fees on the accompanying consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term (in years), 5 years; volatility of 228.1% and risk-free interest rate of 1.92%.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

During the year ended December 31, 2020, the Company issued Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock (See Note 6). The Q1/Q2 2020 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the Q1/Q2 2020 Warrants become exercisable. Under the terms of the Q1/Q2 2020 Warrants, the investors are entitled to exercise the Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Q1/Q2 2020 Warrant. In connection with the 374,000 warrants issued in January 2020, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and will be amortized over the term of the notes (see Note 6). In connection with the 453,200 warrants issued in February, March 2020 and April 2020, the Company determined that various terms of these Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed in Note 6, caused derivative treatment of the warrants. During the year ended December 31, 2020, on the initial measurement dates, the fair value of the warrant derivatives of $456,858 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $456,858. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6.

Warrants issued in connection with sale of common stock

From August 2019 and October 2019, in connection with the sale of 619,000 shares of its common stock, the Company issued 619,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors.

Warrants issued in connection with debt conversion

During the three months ended September 30, 2019, in connection with the conversion of notes payable and accrued interest, the Company issued 423,711 five-year warrants to purchase 423,711 shares of common stock at an exercise price of $2.50 per share. The Company calculated the fair value of these warrants of $1,045,384 which was expensed and included in gain (loss) on debt extinguishment on the accompanying consolidated statement of operations (see Note 11 – Debt Extinguishment). The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6.

During the three months ended September 30, 2019, in connection with the conversion of related party convertible notes payable (see Note 10), the Company issued 1,015,000 five-year warrants to purchase 1,015,000 shares of common stock at an exercise price of $2.50 per share. The Company calculated the fair value of these warrants of $2,505,147 which was expensed and included in gain (loss) on debt extinguishment on the accompanying consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6.

On October 1, 2019, in connection with the conversion of a note payable and accrued interest (see Note 7), the Company issued 28,367 five-year warrants to purchase 28,367 shares of common stock at an exercise price of $2.50 per share. The Company calculated the fair value of these warrants of $69,967 which was expensed and included in gain (loss) on debt extinguishment on the accompanying consolidated statement of operations. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 6.

Warrants issued in connection with Series E preferred shares

In connection with the sale of Series E preferred shares, the Company issued warrants to purchase 100,559,929 shares of the Company’s common stock. Additionally, the Company issued 15,314,285 warrants to the placement agent at an initial exercise price of $0.01 per share. (See Series E preferred shares above).

Warrant price protection

On August 30, 2019, pursuant to the terms of the August 2019 Purchase Agreements with accredited investors, the Company issued August 2019 Warrants to purchase up to 987,940 shares of the Company’s common stock (See Note 6). The August 2019 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the August 2019 Warrants become exercisable. Under the terms of the August 2019 Warrants, the investors were entitled to exercise the August 2019 Warrants to purchase up to 987,940 shares of the Company’s common stock at an initial exercise price of $3.50, subject to adjustment as detailed in the August 2019 Warrants. On September 6, 2019, the Company sold its common shares at $2.50 per share and accordingly, the August 2019 Warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased by 395,176 to 1,383,116 and the exercise price was lowered to $2.50. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased to 8,644,474 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $17,836,244 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between the August 2019 Warrants’ fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Subsequent to January 7, 2020, additional down-round protection was triggered and the exercise price of the August 2019 Warrants was lowered to $0.006 per share, and the number of shares issuable upon exercise of the warrants was increased.

In August 2019, in connection with the sale of common stock, the Company issued 585,000 five-year warrants to purchase common shares for an exercise price of $2.50 per common share to investors. These warrants include down-round provisions under which the warrant exercise price could be affected by future equity offerings undertaken by the Company. During the year ended December 31, 2020, down-round provisions were triggered. As of December 31, 2020, the exercise price of these warrants was lowered to $0.006 per share.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In October 2019, pursuant to the terms of the October 3 Purchase Agreement with an accredited investor, the Company issued the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock (See Note 6). The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the October 3 Warrant becomes exercisable. Under the terms of the October 3 Warrant, the investor is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant. The October 3 Warrant includes a down-round provision under which the October 3 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the October 3 Warrant down-round provisions were triggered. As a result, the October 3 Warrant exercise price was lowered to $2.50 and the number of shares issuable upon exercise of warrants was increased to 66,667. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased to 416,669 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Subsequent to January 7, 2020, additional down-round protection was triggered. As of December 31, 2020, the exercise price of the October 3 Warrant was lowered to $0.006 per share, and the number of shares issuable upon exercise of the October 3 Warrant was increased.

Other

As discussed in Note 6 above, the Company issued debt that consists of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, default provisions and payment of amortization Payments in stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable exceed the Company’s authorized share limit, effective January 30, 2020, the equity environment is tainted and all convertible debentures and warrants shall be included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities on the issuance date. On January 30, 2020, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted. Accordingly, the Company recorded a reclassification from paid-in capital to derivative liabilities of $11,381,885 for warrants becoming tainted. Upon the increase of the Company’s authorized shares, the warrants were no longer considered tainted and accordingly, the derivative liability was reduced by $81,384. On January 30, 2020, the fair value of the warrants reclassified to derivative liabilities was determined using the Binomial valuation model.

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

During the period from June 1, 2020 to June 29, 2020, the Company issued 70,203,889 shares of its common stock in connection with the cashless exercise of 73,635,000 warrants. The exercise price was based on contractual terms of the related debt. Additionally, during the three months ended September 30, 2020, the Company issued 85,710,419 shares of its common stock in connection with the cashless exercise of 83,662,448 warrants. The exercise price was based on contractual terms of the related debt.

On June 16, 2020, the Company issued an aggregate of 28,100,000 five-year warrants to purchase 28,100,000 shares of the Company’s common stock at an exercise price of $0.06 per share, subject to adjustment as defined in the respective warrant to two consultants for services rendered. On June 16, 2020, the Company calculated the fair value of these warrants of $1,963,291 which was calculated using the Binomial valuation model with the following assumptions: expected dividend rate, 0%; expected term of 5 years; volatility of 298.8% and risk-free interest rate of 0.33%. During the year ended December 31, 2020, the Company recorded stock-based professional fees of $1,963,291 related to these warrants which has been included in professional fees on the accompanying consolidated statement of operations.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Warrant activities for the years ended December 31, 2020 and 2019 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	1,648,570	$0.000	1.47
Granted	3,254,685	2.400
Cancellations	(1,421,059)	0.000
Increase in warrants related to price protection	395,176	2.500
Change in warrants related to dilutive rights	(227,511)	0.000
Balance Outstanding December 31, 2019	3,649,861	2.410	4.66	$311,070
Granted	144,801,414	0.027
Cancellations	(23,508,334)	0.006
Increase in warrants related to price protection	602,626,403	0.006
Cashless exercise of warrants for Series D preferred	(423,159,293)	0.006
Cashless exercise of warrants for common stock	(157,297,448)	0.006
Balance Outstanding December 31, 2020	147,112,603	$0.052	4.83	$1,780,356
Exercisable, December 31, 2020	147,112,603	$0.052	4.83	$1,780,356

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

During the period it was leasing vans and trucks from ELRAC and its affiliate, Enterprise Leasing Company of Philadelphia, LLC (“Enterprise PA” and, with ELRAC, “Enterprise”), Prime EFS paid $387,392 in deposits required by Enterprise as security for the payment of deductibles and uninsured damage to Enterprise’s fleet. Despite due demand, Enterprise never accounted to Prime EFS’s satisfaction regarding the application of these deposits. On June 10, 2020, Prime EFS therefore initiated an arbitration (the “Arbitration”) against Enterprise at the American Arbitration Association seeking the return of not less than $327,000 of these deposits.

On October 9, 2020, Enterprise filed its Answer and Counterclaims in the Arbitration. In its Answer, Enterprise denies liability to Prime for $327,000 or any other sum. In its Counterclaims, ELRAC seeks $382,000 in damages and Enterprise PA seeks $256,000 in damages. Enterprise also seeks $62,000 in insurance payments allegedly made by Utica to Prime EFS.

Prime EFS believes the Enterprise Answer and Counterclaims lack merit and intends to defend its position in the Arbitration vigorously. Nevertheless, given the amount of the Counterclaim and the documentation which Enterprise has submitted in the arbitration in support thereof, the Company continues to reflect a liability of $440,000, i.e., the amount originally claimed as damages by ELRAC in the ELRAC Federal Action, as a contingency liability on the Company’s consolidated balance sheet. Based on our knowledge of the matter, as developed to date, we continue to agree with this estimate of probable total Company liability.

As of December 31, 2020 and 2019, the Company has accrued a contingency liability of $440,000 and $440,000, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

BMF Capital v. Prime EFS LLC et al.

As previously reported, in a settlement agreement entered into as of March 6, 2020, the Company’s wholly-owned subsidiary Prime EFS agreed to pay BMF Capital (“BMF”) $275,000 on or by March 11, 2020, inter alia to discharge a convertible note, to cancel certain warrants on 40,300 shares of TLSS common stock, and to settle certain claims made by BMF Capital under certain merchant cash advance agreements (MCAs). Prime EFS did not pay a portion of the agreed $275,000 settlement amount by March 11, 2020 but the Company has subsequently paid the $275,000 in full. As more than twelve months have now passed since this settlement, and BMF has not again contacted Prime EFS concerning this matter, Prime EFS believes this matter to now be closed.

Bellridge Capital, L.P. v. TLSS and John Mercadante

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

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness that was subject to conversion into shares of Company common stock. In the agreement, the Company also sought a release of all Bellridge claims against the Company and its senior management in a definitive settlement agreement. However, the August 3 agreement did not contain a release of claims by either party.

On September 11, 2020, Bellridge filed a civil action against the Company, John Mercadante and Douglas Cerny in the United States District Court for the Southern District of New York, captioned Bellridge Capital, L.P. v. Transportation and Logistics Systems, Inc., John Mercadante and Douglas Cerny. The case was assigned Case No. 20-cv-7485. The complaint alleges two separate claims (the first and second claims for relief) for purported violations of section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, against the Company, Mr. Mercadante and/or Mr. Cerny; a claim (the third claim for relief) purportedly for control person liability under section 20(a) of the Exchange Act against Messrs. Mercadante and Cerny; a claim (the fourth claim for relief) purportedly for fraudulent inducement against the Company; a claim (the fifth claim for relief) against the Company purportedly for breach of an exchange agreement between Bellridge Capital, L.P. (“Bellridge”) and the Company dated April 13, 2019 (the “Exchange Agreement”); a claim (the sixth claim for relief) against the Company purportedly for specific performance of the Exchange Agreement; a claim against the Company (the seventh claim for relief) for purported non-payment of a promissory note dated December 26, 2018 pursuant to which the Company borrowed $300,000 and committed to pay Bellridge $330,000 on or by March 15, 2019 plus 10% interest per annum (the “December 2018 Note”); a claim (the eighth claim for relief) purportedly for a declaratory judgment that the Company allegedly failed to comply with a condition precedent to the effectiveness of a subordination agreement (the “Subordination Agreement”) executed and delivered in connection with the Purported Exchange Agreement; and a claim (the ninth claim for relief) for breach of an assignment agreement, executed on or about July 20, 2018 (the “Partial Assignment Agreement”) in connection with a purchase of 50,000 shares of Company convertible preferred stock, by Bellridge, from a third party.

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

Briefly, the complaint in this action alleges, among other things, that the Company failed to make payments required under two promissory notes, namely the December 2018 Note and a convertible promissory note issued June 18, 2018 as amended by the Exchange Agreement (the “June 2018 Note”). The complaint also alleges that the Company and its senior officer gave false assurances about a potential PIPE transaction in order to induce Bellridge to execute and deliver the Purported Exchange Agreement and the Subordination Agreement. The complaint also alleges that the Company failed to honor certain conversion notices issued by Bellridge and/or failed to negotiate an exercise price in good faith, allegedly as required by the Partial Assignment Agreement and/or the Exchange Agreement. Bellridge also claims that the Company failed to deliver all the shares it was required to deliver under the Exchange Agreement. In a filing with the federal court made on February 23, 2021, Bellridge as asserted that the value of the undelivered shares under the Exchange Agreement was $8,610,750 as of the date of execution of the Exchange Agreement. Bellridge did not serve the action on Mr. Cerny.

On November 6, 2020, the Company filed an answer in this matter, denying liability for all matters alleged in the complaint. On November 26, 2020, Mr. Mercadante filed an answer in this matter, denying liability for all matters alleged in the complaint.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The initial case conference in this matter was held on February 5, 2021. At the conference, the assigned judge expressed doubt as to whether the court has subject matter jurisdiction over the dispute. The Court ordered Bellbridge to file an amended complaint, properly alleging subject matter jurisdiction, if it can, by February 17, 2021 and, if Bellridge files such an amended complaint, directed the defendants, by February 24, 2021, to answer the amended complaint or move to dismiss it.

Rather than file an amended complaint in federal court, on February 19, 2021, Bellridge dismissed the federal case without prejudice. We anticipate that Bellridge will refile a substantially similar civil action in state supreme court in New York shortly.

The Company believes it has substantial defenses to some or all claims in the complaint, including without limitation the defense of usury. Both the Company and Mr. Mercadante intend to defend this case vigorously.

Based on the early stage of this matter, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

On November 4, 2020, Supreme Court, New York County, heard argument on the Company’s motion to dismiss, granted the motion, and denied SCS’s motion summary judgment as moot (the “Decision”). SCS did not seek reconsideration and/or appeal from the Decision within the prescribed time periods. However, on or about January 14, 2021, SCS refiled this action the state court in Florida, seeking the same $42,000 in damages. On February 9, 2021, the Company filed an answer and defenses to complaint, and counterclaims against SCS seeking in excess of $2.5 million in damages.

The Company believes it has substantial defenses to some or all claims in the complaint, including without limitation breaches of the consulting agreement by SCS. The Company therefore intends to defend this case vigorously.

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

December 31, 2020 and 2019

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

At present, the parties are litigating the scope of Mr. Giordano’s obligation to produce documents pertaining to personal jurisdiction over Mr. Giordano in Florida.

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

On September 1, 2020, Mr. Mazzola served the defendants with a Complaint and Jury Demand that Mr. Mazzola filed in the Superior Court of New Jersey, Law Division, Bergen County, docket number BER-L-004967-20. The Complaint alleged the same claims as those set forth in the Complaint that Mr. Mazzola had filed in the now withdrawn New York federal lawsuit. On September 28, 2020, the defendants removed the New Jersey state court lawsuit to the United States District Court for the District of New Jersey, which has been assigned civil action number 2:20-cv-13387-BRM-ESK. On October 5, 2020, all defendants filed a motion to dismiss each and every claim asserted against them in the New Jersey federal action.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

By letter dated November 18, 2020, Mr. Mazzola, by counsel, sought leave of court to file an amended complaint in this matter. On November 25, 2020, the Court granted plaintiff leave to file an amended complaint on or by December 7, 2020, and granted defendants an extension to January 11, 2021 to file an answer or to move against the amended complaint.

On December 7, 2020, Mr. Mazzola filed an amended complaint in this action (the “AC”) alleging three (3) claims for relief: one for Breach of Contract against Prime EFS; one for “Piercing the Corporate Veil” against the Company; and one for “Fraudulent Inducement” against Messrs. Mercadante and Cerny.

The damages sought by each claim are identical: “approximately $2,000,000, representing $1,040,000 in [alleged] severance”; $759,038.41 in alleged “accrued but unpaid salary”; and non-cash benefits under the alleged executive employment agreement.

On January 11, 2021, Prime EFS filed an answer to the AC, denying, under the faithless servant doctrine and otherwise, that it has any liability to Mr. Mazzola for any of the amounts sought. Prime EFS also filed counterclaims against Mr. Mazzola seeking recoupment of not less than $925,492 in W-2 compensation paid to Mr. Mazzola; damages in the amount of $168,750 which Mr. Mazzola paid to his mother for a no-show job; and damages of not less than $500,000 for usurpation of corporate opportunities belonging to Prime EFS. Also, on January 11, 2021, the Company, Mr. Mercadante and Mr. Cerny filed motions to dismiss the AC insofar as pled against them for failure to state a claim and for lack of personal jurisdiction.

On January 27, 2021, Prime EFS filed an amended answer to the AC, increasing the amount sought on its counterclaim for recoupment of income paid to Mr. Mazzola from $925,492 to $1,111,833.73 and adding a claim for indemnification for amounts paid by Prime EFS to resolve certain litigation against it such as the Valesky case (see below).

Owing to the early stage of this matter, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

On October 26, 2020, in lieu of filing an answer, all defendants, by counsel, submitted timely a letter motion (the “Oct. 26 Letter Motion”) for leave to file a motion to dismiss the complaint, which filing pointed out numerous alleged deficiencies with the complaint. Among other things, in the Oct. 26 Letter Motion, defendants pointed out (a) that Mr. Cerny is not a proper defendant and that, in any event, the Court lacks personal jurisdiction over him; (b) that the only conceivable contract on which the complaint could be based is the Amended and Restated Stock Purchase Agreement, dated September 30, 2018, pursuant to which Mrs. Mazzola and others sold their membership interests in Prime EFS to the Company; (c) that pursuant to that contract, “[i]n lieu of the receipt of cash by Rosemary Mazzola at Closing, Rosemary Mazzola has agreed to loan such cash amount [$489,174] to the Company” — defined to be Prime EFS, not the Company; and (d) therefore, that the only entity with an obligation to pay any amounts allegedly due to Mrs. Mazzola under the 2018 agreement is Prime EFS, not the Company.

In addition, in the Oct. 26 Letter Motion, defendants assert that, at least at this juncture, a claim against Prime EFS under the 2018 agreement would be improper. As noted above, in the 2018 agreement, it is merely agreed that, “[i]n lieu of the receipt of cash by Rosemary Mazzola at Closing, Rosemary Mazzola has agreed to loan such cash amount to the Company [Prime EFS] to be used for working capital.” No terms and conditions of the loan were specified. Hence, defendants assert, a suit against Prime EFS on the loan today would be at least premature.

By order entered November 5, 2020, the Court gave new counsel for Mrs. Mazzola, the 80-year-old mother of Frank Mazzola, until November 23, 2020, to file an amended complaint in this action.

On November 23, 2020, counsel for Ms. Mazzola filed an Amended Complaint in this action, dropping Mr. Cerny and adding Prime EFS, LLC as a party. The new pleading demands $209,000 rather than the $94,000 in damages previously alleged. The new complaint alleges three claims: breach of contract against Prime EFS, alter ego liability against the company, and unjust enrichment against both the Company and Prime EFS. Ms. Mazzola also demands legal fees and expenses under a prevailing-party provision in the Amended Stock Purchase Agreement.

On January 29, 2021, both TLSI and Prime EFS, LLC timely moved to the dismiss the Amended Complaint. Opposition and reply papers on this motion are due in February 2021. Meanwhile, on March 11, 2021, the court entered an order in the case requiring all fact discovery to be concluded by September 9, 2021.

As of December 31, 2020, a $94,000 liability is included in due to related parties on the Company’s consolidated balance sheet as of such date. However, if the motion to dismiss is denied, TLSS and/or Prime will file counterclaims seeking at least $168,750 from Ms. Mazzola.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Owing to the early stage of this matter, it is not possible for us to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

Valesky v. Prime EFS, Shypdirect and TLSI

Plaintiff, an ex-dispatcher for Prime EFS, brought this action in the U.S. District Court for the District of New Jersey under the Family and Medical Leave Act of 1993 and the New Jersey Law Against Discrimination seeking unspecified compensatory and punitive damages. Plaintiff alleges he was fired while still in a neck brace. On December 22, 2020, the plaintiff filed an amended complaint in this action adding the Company and Shypdirect as defendants on joint employer and/or alter ego theories. On January 11, 2021, the Company and Shypdirect filed an answer to the amended complaint, denying liability as to all theories of relief. On January 28, 2021, at a court conference, we settled this case, subject to standard documentation, for a payment of $35,000. The settlement documentation has been fully executed and payment is due in May 2021.

Ynes Accilien v. Prime EFS

This action was brought on April 27, 2020 in the Superior Court of New Jersey for Bergen County by the plaintiff alleging injuries from a May 12, 2019 collision with a van leased by Prime EFS and operated by Prime EFS employees. The plaintiff has also filed a workers’ compensation claim. Prime EFS’s insurer has been defending this matter without charging Prime EFS, and the Company and Prime EFS expect that the insurer will ultimately indemnify Prime EFS for any damages assessed.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Default by Prime EFS on June 4, 2020 Settlement with Creditors

On June 4, 2020, Prime EFS LLC (“Prime EFS”), a wholly-owned subsidiary of the Company, agreed with two related creditors (the “Creditors”) to a payment plan (the “Payment Plan”) to settle, without interest, a total outstanding balance of $2,038,556 (the “Outstanding Balance”) owed by Prime EFS to the Creditors.

Pursuant to the Payment Plan, Prime EFS was obligated to pay $75,000 to the Creditors on or before June 5, 2020 and $75,000 to the Creditors on or before June 12, 2020.

Thereafter, under the Payment Plan, beginning on June 19, 2020, Prime EFS was obligated to make weekly payments of $15,000 to the Creditors each Friday for 125 weeks ending with a final payment of $13,556 on November 18, 2022.

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

By letter dated October 16, 2020, attorneys for the Creditors gave Prime EFS notice of default (the “Notice of Default”) under the settlement agreement that documents the Payment Plan and related terms and conditions. The Notice of Default correctly states that Prime EFS did not make the payment due under the Payment Plan on September 25, 2020 and has not made any further weekly payments since September 25, 2020. The Notice of Default correctly demands, under the settlement agreement that documents the Payment Plan and related terms and conditions, that, as of the day of Prime EFS’s default, Prime EFS owed the Creditors $1,678,556.06, which is accrued and included in insurance payable on the accompanying consolidated balance on December 31, 2020. In the Notice of Default, the Creditors reserve the right to institute legal proceedings against Prime EFS for its defaults under the Payment Plan, to seek default interest at 9% per annum and to seek the Creditors’ costs of collection.

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

Further, in the opinion of counsel, formed after reasonable inquiry, neither promissory note is enforceable against any person or entity other than Prime EFS. If, as threatened, Mr. Nicholson files suit for non-payment under either or both promissory notes, it is anticipated that the defendant(s) will mount a vigorous defense to the action. As of December 31, 2020, Prime EFS has recorded notes payable due of $220,000 and accrued interest payable of $46,660.

Other than discussed above, as of December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Consulting Agreement

The Company retained the services of a consultant, Ascentaur, LLC (“Ascentaur”), pursuant to a Consulting Agreement between the Company and Ascentaur dated February 21, 2020, as amended (the “Consulting Agreement”). Under the Consulting Agreement, Sebastian Giordano, the CEO and principal of Ascentaur, provides management services to the Company in the role of chief executive under direction of the Board. Mr. Giordano devotes the majority of his business attention to the Company, but he may spend time on other business ventures. The Consulting Agreement runs until January 31, 2023 (“Termination Date”), unless earlier terminated by an employment agreement between Mr. Giordano and the Company. As consideration for Mr. Giordano’s services, Ascentaur receives a base consulting fee of $300,000 annually, payable in installments of $12,500 twice a month and is eligible for bonuses based on certain Company revenue, EBITDA, market capitalization or capital raise milestones. In addition, upon approval by the Board, Ascentaur received stock warrants to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.06 per share. Mr. Giordano is also eligible for the Company’s standard medical and dental plans. Upon any termination of the Consulting Agreement by the Company without “Cause,” by Mr. Giordano for “Good Reason,” or by expiration and non-renewal of the Consulting Agreement as of the Termination, Mr. Giordano will receive (i) a separation payment equal to one year’s worth of the base consulting fee, (ii) all accrued and unpaid bonuses and (iii) accelerated vesting of all unvested options he may have received. The Company and Mr. Giordano have also, as required by Nevada Revised Statutes Section 78.751, entered into an Indemnity Agreement (the “Indemnity Agreement”) whereby the Company indemnifies Mr. Giordano and Ascentaur, to the fullest extent as provided by Nevada corporate law, for all fees, costs and charges (including attorneys’ fees) for any actual or threatened claims against him, except to the extent that Mr. Giordano’s actions constituted gross negligence; criminal, fraudulent or reckless misconduct; or with respect to any criminal actions of Mr. Giordano that the Company had reasonable cause to believe were unlawful.

Leases

See Note 12.

On March 2, 2021, Shypdirect received a demand letter from Ryder Truck Rental, Inc. (“Ryder”) related to a breach of the Truck Lease and Service Agreement between Shypdirect and Ryder, dated October 9, 2018. Pursuant to the letter, Ryder terminated the Truck Lease and Service Agreement for failure to pay invoices due. Pursuant to the letter, Ryder elected to require Shypdirect to purchase all of the terminated Vehicle(s) in accordance with the agreement for $2,871,272. In connection with this breach, as of December 31, 2020, the Company wrote off security deposits of $164,565 and has a recorded contingent liability of $2,871,272 which is related to the default on truck leases for non-payment of monthly lease payments and the lessor’s demand for payment of the trucks for an aggregate contingency loss of $3,035,837. The Company intends to dispute this demand and has been attempting to return all of the trucks to Ryder as Shypdirect is no longer using the trucks and accordingly, the trucks are not included as assets in the accompanying consolidated balance sheet.

On December 31, 2020, contingency liability related to the Ryder termination amounted to $2,871,272.

Asset Purchase Agreement

On November 6, 2020, the Company’s wholly owned subsidiary, TLSS Acquisition (the “Acquisition Sub”), entered into an asset purchase agreement dated as of November 6, 2020 (“APA”), to acquire substantially all of the assets and certain liabilities of Cougar Express, Inc., a New York-based full service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“Cougar Express”).

Cougar Express is a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. Some of Cougar Express’s accounts have been customers of Cougar Express for more than 20 years.

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

The transaction was scheduled to close no later than January 15, 2021, subject to the completion of satisfactory due diligence by us to confirm the accuracy of all of Cougar Express’s representations and warranties in the APA and that Cougar Express has not suffered a material adverse change in its business, and also subject to Cougar Express’s procuring an acceptable landlord’s consent to Cougar Express’s assignment of the lease for its operating facility to the Acquisition Sub, and also subject to our securing financing for the acquisition.

On January 15, 2021, the Company and Cougar Express entered into Amendment No. 1 to the APA (“Amendment No. 1”) which extended the scheduled closing date to February 16, 2021. In connection with the signing of Amendment No. 1, the Company paid a refundable deposit of $25,000. On February 17, 2021, the Company and Cougar Express entered into Amendment No. 2 to the APA (“Amendment No. 2”) which extended the scheduled closing date to March 1, 2021. In connection with the signing of Amendment No. 2, the Company paid an additional refundable deposit of $25,000. As of March 17, 2021, the Company is negotiating a further extension of the scheduled closing date as well as other terms of the APA.

NOTE 10– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS, Rosemary Mazzola. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the year ended December 31, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. On December 31, 2020 and 2019, amount due to this former majority owner of Prime amounted to $94,000 and $129,000, respectively, and have been included in due to related parties on the accompanying consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

During the year ended December 31, 2019, a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $88,000. Additionally, during the year ended December 31, 2020, this employee advanced the Company $75,000 and was repaid $163,000. During the year ended December 31, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. On December 31, 2020 and 2019, amounts due to this former related party employee amounted to $0 and $88,000, respectively, and have been included in due to related parties on the accompanying consolidated balance sheets.

During the year ended December 31, 2019, an entity which is controlled by a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $25,000. In January 2020, this advance was repaid. During the year ended December 31, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. On December 31, 2020 and December 31, 2019, amounts due to this former related party entity amounted to $0 and $25,000, and has been included in due to related parties on the accompanying consolidated balance sheets, respectively.

In August 2019, the Company’s chief executive officer advanced to the Company and was repaid $50,000, The advance was non-interest bearing and payable on demand.

On December 22, 2020, the Company’s chief executive officer advanced the Company $30,000. The advance is non-interest bearing and payable on demand. On December 31, 2020, amount due to the chief executive officer amounted to $30,000 and has been included in due to related parties on the accompanying consolidated balance sheet. On January 29, 2021, the Company repaid this advance.

Notes payable – related parties

From July 25, 2018 through December 31, 2018, the Company entered into a Promissory Notes with the Company’s former chief executive office or the spouse of the Company’s chief executive officer. Pursuant to these promissory notes, the Company borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid. During January 2019, the Company repaid the remaining existing promissory note totaling $220,000 with the spouse of the Company’s former chief executive officer. In addition, during February 2019, the Company entered into another promissory note with the spouse of the former chief executive officer totaling $220,000, net of an original issue discount of $20,000. In April 2019, the Company repaid this promissory note. During the year ended December 31, 2020 and 2019, amortization of debt discount related to these notes amounted to $0 and $26,383 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note is due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest will be made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). The payment of all or any portion of the principal and accrued interest may be paid prior to the CEO Note Maturity Date. Interest accrues with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. On December 31, 2020 and 2019, interest payable to related parties amounted to $173,692 and $83,445 and is included in due to related parties on the accompanying consolidated balance sheets, respectively. On December 31, 2020 and 2019, notes payable – related party amounted to $500,000 and $500,000, respectively. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021.

Convertible notes payable – related parties

On March 13, 2019, the Company entered into a convertible note agreement with an individual, who is the Company’s chief executive officer’s significant other, in the amount of $500,000. Commencing on April 11, 2019 and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $7,500 was due and payable. Commencing on October 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $31,902 shall be made, if not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be paid prior to the April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest (in whatever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note was convertible by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $1.37. In connection with the issuance of this Note, the Company determined that this Note contains terms that are fixed monetary amounts at inception. Since the conversion price of $1.37 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, the Company entered into a Note Conversion Agreement with this individual. In connection with this Note Conversion Agreement, the Company issued 203,000 shares of its common stock at $2.50 per share for the conversion of convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years (see Note 8).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On April 11, 2019, the Company entered into a convertible note agreement with an entity affiliated with the Company’s chief executive officer’s significant other in the amount of $2,000,000. Commencing on May 11, 2019 and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this Note of $30,000 was due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611 are due, if the note is not sooner converted as provided in the note agreement. The payment of all or any portion of the principal and accrued interest may be prepaid prior to April 11, 2021. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this Note shall bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This Note was convertible by Holder at any time in principal amounts of $100,000 in accordance with the terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of this Note that is being converted by $11.81. Since the conversion price of $11.81 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, the Company entered into a Note Conversion Agreement with this entity. In connection with this Note Conversion Agreement, the Company issued 812,000 shares of its common stock at $2.50 per share for the conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, the Company issued the entity warrants to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years (see Note 8).

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

During the year ended December 31, 2020 and 2019, interest expense associated with advances from related parties, related party notes payable and convertible notes payable to related parties amounted to $174,947 and $222,328 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

NOTE 11 – DEBT EXTINGUISHMENT

Gain on debt extinguishment

In connections with the conversion of debt and other debt settlements discussed elsewhere, on the Modification Dates, conversion date or repayment dates, for the year ended December 31, 2020, the Company recorded an aggregate gain on debt extinguishment of $7,847,073 which consists of the following.

Total gain (loss) on debt extinguishment
Gain from reversal of derivative liabilities on conversion date or repayment date (note 6)	$45,731,614
Loss upon conversion of debt related to difference between conversion price and market price on shares issued (note 8)	(36,271,137)
Fair value of shares related to settlement of debt and warrants (note 8)	(1,252,772)
Loss from conversion of debt and warrants to Series D preferred stock (note 6 and 8)	(239,678)
Loss from settlement of debt (note 8)	(259,587)
Gain from settlement of accounts payable	138,633
Gain on debt extinguishment, net	$7,847,073

In connections with the RedDiamond and Bellridge debt modifications and warrants cancellations and other debt modifications discussed elsewhere, on the Modification Dates or repayment dates, for the year ended December 31, 2019, the Company recorded an aggregate gain on debt extinguishment of $39,090,168 which consists of the following.

Total gain (loss) on debt extinguishment
Gain from reversal of derivative liabilities on Modification Date or repayment date (note 6)	$62,087,818
Fair value of common shares issued on Modification Date (note 8)	(17,934,000)
Fair value of warrants issued on modification dates (note 8)	(3,620,498)
Conversion inducement expense (note 8)	(1,164,220)
Write-off of remaining debt discount	(1,165,358)
Reversal of put premium on stock-settled debt related to cancellation of conversion terms (note 6)	385,385
Reduction of principal and interest balances due	501,041
Gain on debt extinguishment, net	$39,090,168

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

During the year ended December 31, 2020 and 2019, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $651,806 and $419,249, respectively, which is expensed during the period and included in operating expenses on the accompanying consolidated statements of operations.

During the year ended December 31, 22020, the Company recognized sublease income of $376,750 which is included in other income on the accompanying consolidated statement of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

On December 31, 2020 and 2019, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2020	December 31, 2019
Office leases right of use assets	$1,984,320	$1,984,320
Less: accumulated amortization into rent expense	(539,046)	(233,890)
Balance of ROU assets as of end of period	$1,445,274	$1,750,430

On December 31, 2020 and 2019, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2020	December 31, 2019
Lease liabilities related to office leases right of use assets	$1,483,460	$1,773,384
Less: current portion of lease liabilities	(380,843)	(333,126)
Lease liabilities – long-term	$1,102,617	$1,440,258

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On December 31, 2020, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended December 31,	Amount
2021	$519,745
2022	530,486
2023	537,429
2024	183,073
Total minimum non-cancelable operating lease payments	1,770,733
Less: discount to fair value	(287.273)
Total lease liability on December 31, 2020	$1,483,460

NOTE 13 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2020 and 2019 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the Company’s effective tax rate for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Income tax benefit at U.S. statutory rate	21.00%	21.00%
Income tax benefit – State	3.97%	4.57%
Permanent items	(19.33)%	(15.23)%
Effect of change in valuation allowance	(5.64)%	(10.34)%
Effective income tax rate	0.00%	0.00%

The Company’s approximate net deferred tax asset as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Asset:
Net operating loss carryover	$8,095,756	$5,682,118
Less: valuation allowance	(8,095,756)	(5,682,118)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $31,945,598 on December 31, 2020. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2020, the valuation allowance increased by $2,413,638. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of $120,600 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2016 to 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 14 – CONCENTRATIONS

For the year ended December 31, 2020 and 2019, one customer, Amazon, represented 96.7% and 98.7% of the Company’s total net revenues. On December 31, 2020, one customer, Amazon, represented 85.6% of the Company’s accounts receivable balance. On December 31, 2019, this one customer represented 93.9% of the Company’s accounts receivable balance. On June 19, 2020, Amazon notified Prime EFS in writing that Amazon does not intend to renew the In-Force Agreement when that agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. Approximately 54.0% and 42.7% of the Company’s revenue of $25,826,632 for the year ended December 31, 2020 was attributable to Prime EFS’s last-mile DSP business and Shypdirect’s mid-mile and long-haul business with Amazon. respectively. The termination of the Amazon last-mile business had a material adverse impact on the Company’s business in the 4th fiscal quarter of 2020 and will have a material impact thereafter. If the Amazon mid-mile and long-haul business is discontinued after May 14, 2021, as anticipated, it would have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

During the year ended December 31, 2020 and 2019, the Company rented delivery vans and trucks from a limited number of vendors, some of which the Company has legal issues with (see Note 9). Any shortage of supply of vans and trucks available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 15 – SUBSEQUENT EVENTS

Common shares issued conversion of debt and accrued interest

On January 11, 2021, the Company issued 15,454,545 shares of its common stock in connection with the conversion of a convertible note payable of $170,000. The conversion price was based on contractual terms of the related debt.

Sale of Series E preferred shares and warrants

During January 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 113,943 shares of Series E and (ii) Warrants to purchase 152,000,000 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “January 2021 Series E Offering”). The gross proceeds to the Company were $1,330,000, or $11.67 per unit. The Company paid fees of $137,000 and received net proceeds of $1,193,000. The initial exercise price of the Warrants related to the January 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, the Company issued 30,400,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

New subsidiary

On February 24, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York.

Asset acquisition

On January 15, 2021, the Company, through its newly formed, wholly-owned, subsidiary, Shyp FX, simultaneously executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express (“FedEx”) over the past 25 years (“DDTI”). The purchase price is $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition are vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. The Company anticipates treated this transaction as an asset acquisition under ASC 805. A preliminary estimate of the relative fair values allocated to the assets acquired and liabilities assumed are as follows:

Assets acquired:
Transportation vehicles	$328,000
Equipment	20,000
Customer relationship	344,000
Total assets acquired at fair value	692,000
Liabilities assumed:
Notes payable	(192,000)
Net asset acquired	$500,000

Purchase consideration paid:
Cash paid	$100,000
Promissory note	400,000
Total purchase consideration paid	$500,000

Legal matters

For legal matters subsequent to December 31, 2020, see Note 9.

On March 2, 2021, Shypdirect received a demand letter from Ryder Truck Rental, Inc. (“Ryder”) related to a breach of the Truck Lease and Service Agreement between Shypdirect and Ryder, dated October 9, 2018. Pursuant to the letter, Ryder terminated the Truck Lease and Service Agreement for failure to pay invoices due. Pursuant to the letter, Ryder elected to require Shypdirect to purchase all of the terminated Vehicle(s) in accordance with the agreement for $2,871,272. In connection with this breach, as of December 31, 2020, the Company wrote off security deposits of $164,565 and recorded a contingent liability of $2,871,272 which is related to the default on truck leases for non-payment of monthly lease payments and the lessor’s demand for payment of the trucks for an aggregate contingency loss of $3,035,837.

Authorized shares

On February 23, 2021, the Company’s Board of Directors has unanimously adopted a resolution seeking stockholder approval to authorize the Board of Directors to increase the number of authorized shares of common stock from 4,000,000,000 shares to 10,000,000,000 shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including John Mercadante, our Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended December 31, 2020. Based upon that evaluation, out CEO and PAO concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of the items set forth below under “Management’s Report on Internal Control over Financial Reporting”:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our CEO and PAO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the following material weaknesses:

1)	Lack of a functioning audit committee due to a lack of a majority of independent board members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties;

3)	There is a lack of segregation of duties and monitoring controls regarding accounting because there are only a few accountants maintaining the books and records;

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of an outside consultant to assist in financial expertise;

5)	The Company does not have adequate controls over pre-closing legal and accounting review of loan and other transactions;

6)	The Company did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

7)	The Company lacks supervision of outside consultants who may negotiate transactions on behalf of the Company;

8)	The Company has not yet implemented any internal controls over financial reporting at our operating subsidiaries, and:

9)	The Company lacks control over who is granted authorization to bind the Company or its subsidiaries to legal contracts.

We do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the year ended December 31, 2020. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures diligently and vigorously. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
John Mercadante	76	Chief Executive Officer, President, Chief Financial Officer, and Chairman of the Board of Directors	April 16, 2019
Doug Cerny	62	Chief Development Officer and Director	April 16, 2019

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

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

John Mercadante - Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

John Mercadante, age 76. John Mercadante has been the President, Chief Executive Officer and a director of our company since April 16, 2019. For more than the past five years, John has been a consultant and a manager of his personal investments. John co-founded Leisure Line, Inc., a motor coach company serving New York City and Atlantic City, New Jersey, in 1970 and served as its Chief Executive Officer for a ten-year period through the sale of the company to Golden Nugget in 1980. At the time of the sale, Leisure Line was generating approximately $11 million in annual revenues. In 1988, John cofounded Cape Transit, Inc., a motor coach company servicing Atlantic City, Philadelphia and South New Jersey. Under John Mercadante’s leadership as CEO, annual revenues at Cape Transit grew from $2 million to more than $11 million. In May 1996, Cape Transit became one of the founding companies of Coach USA, Inc. and John Mercadante became Coach USA’s president and Chief Operating Officer. John was an integral part of growing Coach’s annual revenues from $100 million to over $1 billion in revenues in just three years. The board of directors has concluded that Mr. Mercadante should serve as a director of the Company because of his extensive management and leadership skills and experience.

Doug Cerny - Director and Chief Development Officer

Doug Cerny, age 62. Doug Cerny has been the Chief Development Officer and a director of our company since April 16, 2019. For more than the past five years, Doug has been engaged in the practice of law with the Law Offices of Douglas M. Cerny located in Houston, Texas. Doug was the Senior Vice President and General Counsel of Coach USA, Inc. A major portion of the acquisitions completed by Coach USA were through the teamwork of Doug and John Mercadante in conjunction with personnel experienced in financial, integration and human capital management. Doug has extensive experience in mergers and acquisitions and business transactions. Doug earned a Bachelor’s of Science Civil Engineering from Valparaiso University, and his law degree and his Masters of Business Administration from the University of Houston, Houston, Texas. The board of directors has concluded that Mr. Cerny should serve as a director of the Company because of his extensive management and leadership skills and experience.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to the named executive officers, John Mercadante, Douglas Cerny and Steven Yariv:

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Mercadante,	2020	4,000	0	0	0	0	0	0	4,000
Chief Executive Officer	2019	15,000	0	1,442,000	0	0	0	80,000	1,537,000

Doug Cerny,	2020	4,000	0	0	0	0	0	0	4,000
Vice President	2019	30,000	0	1,030,000	0	0	0	105,000	1,165,000

Steven Yariv (1), former Chief Executive Officer	2019	204,000	0	44,484	0	0	0	0	248,484

(1) Reflects compensation received from Save on Transport. Mr. Yariv resigned as an officer and employee of our company on April 16, 2019. Mr. Yariv resigned as a director of our company on May 1, 2019 in connection with our disposition of our former Save on Transport subsidiary.

(2) Reflects grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.

Employment Agreements

The Company has no executive officer employment agreements in place as of March 17, 2021.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, we did not have any outstanding equity awards to our officers.

Director Compensation

Our directors received no compensation for their service as directors, however, Mr. Mercadante and Mr. Cerny were paid compensation in their roles as executive officers during the 2020 and 2019 period covered by this Annual Report (see above).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Subject to community property laws, where applicable, and except as otherwise noted, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 17, 2021, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is 5500 Military Trail, Suite 22-357, Jupiter, FL 33458.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)

Directors and Executive Officers
John Mercadante	1,300,000 shares	*
Douglas Cerny	800,000 shares	*

All directors and executive officers as a group	2,100,000 shares	*

●	less than 1%.

(1) Applicable percentage ownership is based on 1,749,302,040 shares of Common Stock outstanding as of March 17, 2021.

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

Related Party Transactions

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS, Rosemary Mazzola. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to Mrs. Mazzola who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the year ended December 31, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand, subject to Prime’s counterclaims against Mrs. Mazzola. On December 31, 2020 and 2019, amount due to Mrs. Mazzola amounted to $94,000 and $129,000, respectively, and have been included in due to related parties on the accompanying consolidated balance sheets.

During the year ended December 31, 2019, a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $88,000. Additionally, during the year ended December 31, 2020, Mr. Mazzola advanced the Company $75,000 and was repaid $163,000. During the year ended December 31, 2020, the Company paid Mr. Mazzola interest of $57,200 related to these working capital advances. On December 31, 2020 and 2019, amounts due to Mr. Mazzola amounted to $0 and $88,000, respectively, and have been included in due to related parties on the accompanying consolidated balance sheets.

During the year ended December 31, 2019, an entity which is controlled by Mr. Mazzola advanced the Company $25,000. In January 2020, this advance was repaid. During the year ended December 31, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. On December 31, 2020 and December 31, 2019, amounts due to this former related party entity amounted to $0 and $25,000, and has been included in due to related parties on the accompanying consolidated balance sheets, respectively. Between June 18, 2018 and July 24, 2020, Mr. Mazzola was Vice President, Sales, of Prime but was in day to charge of Prime and Shypdirect. Mr. Mazzola advised the Company that Rosemary Mazzola is his mother.

On December 22, 2020, the Company’s chief executive officer advanced the Company $30,000. The advance is non-interest bearing and payable on demand. On December 31, 2020, amount due to the chief executive officer amounted to $30,000 and has been included in due to related parties on the accompanying consolidated balance sheet. On January 29, 2021, the Company repaid this advance.

During the year ended December 31, 2020 and 2019, interest expense related to these advances amounted to $84,700 and $30,000 and is included in interest expense – related parties on the accompanying consolidated statement of operations, respectively.

Convertible note payable – related parties

On March 13, 2019, we entered into a convertible note agreement with Wendy Cabral, the Company’s chief executive officer’s significant other, in the amount of $500,000. Commencing on April 11, 2019 and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this note of $7,500 were due and payable. Commencing on October 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $31,902 were due and payable, if the note was not sooner converted as provided in the note agreement. All or any portion of the principal and accrued interest was permitted to be paid prior to the April 11, 2021. Interest was to accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this note was to bear interest from maturity of such principal or interest (in whatever manner same may be brought about) until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with its terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of the note that is being converted by $1.37. In connection with the issuance of the note, we determined that the note contains terms that are fixed monetary amounts at inception. Since the conversion price of $1.37 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, we entered into a Note Conversion Agreement with Ms. Cabral. In connection with this Note Conversion Agreement, we issued 203,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $500,000 and accrued interest payable of $7,500. In connection with the conversion of this convertible note, we also issued warrants to Ms. Cabral to purchase 203,000 shares of the Company’s common stock at an exercise price of $1.81 per share for a period of five years. During the years ended December 31, 2020 and 2019, interest expense related to this note amounted to $0 and $30,329 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

On April 11, 2019, we entered into a convertible note agreement with Westmount Financial Limited Partnership, an entity affiliated with Ms. Cabral, in the amount of $2,000,000. Commencing on May 11, 2019 and continuing on the eleventh day of each month thereafter, payments of interest only on the outstanding principal balance of this note of $30,000 were due and payable. Commencing on November 11, 2019 and continuing on the eleventh day of each month thereafter through April 11, 2021, payments of principal and interest of $117,611 were due, if the note was not sooner converted as provided in the convertible note agreement. All or any portion of the principal and accrued interest could be prepaid prior to April 11, 2021. Interest was to accrue with respect to the unpaid principal sum identified above until such principal is paid or converted as provided below at a rate equal to 18% per annum compounded annually. All past due principal and interest on this note was to bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest non-usurious rate allowed by applicable law. This note was convertible by the holder at any time in principal amounts of $100,000 in accordance with its terms by delivery of written notice to the Company, into that number of shares of common stock equal to the amount obtained by dividing the portion of the aggregate principal amount of the note that is being converted by $11.81. Since the conversion price of $11.81 was equal to the quoted closing of the Company’s common shares on the note date, no beneficial feature conversion was recorded. On July 12, 2019, we entered into a Note Conversion Agreement with Westmount Financial Limited Partnership. In connection with this Note Conversion Agreement, we issued 812,000 shares of our common stock at $2.50 per share for the full conversion of convertible note payable of $2,000,000 and accrued interest payable of $30,000. In connection with the conversion of this convertible notes, we also issued warrants to Westmount Financial Limited Partnership to purchase 812,000 shares of the Company’s common stock at an exercise price of $2.50 per share for a period of five years. During the years ended December 31, 2020 and 2019, interest expense related to this note amounted to $90,247 and $165,616 and is included in interest expense – related parties on the accompanying consolidated statement of operations, respectively.

In connection with the modification of the related convertible notes pursuant to the respective Note Conversion Agreements, we changed the conversion price of the notes to $2.50 per share and issued an aggregate of 1,015,000 warrants as discussed above.

During the year ended December 31, 2020 and 2019, interest expense related to these notes amounted to $90,247 and $195,945 and is included in interest expense – related parties on the accompanying consolidated statement of operations, respectively.

Notes payable – related parties

From July 25, 2018 through December 31, 2018, we entered into Promissory Notes with Steve Yariv, the Company’s former chief executive officer, and his spouse. Pursuant to these promissory notes, the Company borrowed an aggregate of $1,150,000 and received net proceeds of $1,050,000, net of original issue discounts of $100,000. Additionally, in October 2018, we issued 50,000 shares of its common stock to this related party in connection with loans made between July and October 2018. The shares were valued at $100,000, or $2.00 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded interest expense – related party of $100,000. From July 25, 2018 through December 31, 2018, $930,000 of these loans were repaid. On December 31, 2018, notes payable – related party amounted to $213,617, which consisted of a note payable of $220,000 and is net of unamortized debt discount of $6,383. During January 2019, we repaid the remaining existing promissory note totaling $220,000 with the spouse of the Company’s former chief executive officer. In addition, during February 2019, the Company entered into another promissory note with the spouse of the former chief executive officer totaling $220,000, net of an original issue discount of $20,000. In April 2019, the Company repaid this promissory note. During the year ended December 31, 2020 and 2019, amortization of debt discount related to these notes amounted to $0 and $26,383 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

On July 3, 2019, we entered into a note agreement with Westmount Financial Limited Partnership, in the amount of $500,000. Westmount Financial Limited Partnership is controlled by Wendy Cabral, who is the significant other of the Company’s CEO. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this Note shall be due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest shall made. The principal amount of this note and all accrued, but unpaid interest hereunder was due and payable on the earlier to occur of (i) January 3, 2021, or (ii) an event of default. The payment of all or any portion of the principal and accrued interest may be paid prior to the maturity date. Interest shall accrue with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. On December 31, 2020 and 2019, interest payable to related parties amounted to $173,692 and $83,445 and is included in due to related parties on the accompanying consolidated balance sheets, respectively. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021.

In August 2019, the Company’s chief executive officer advanced to the Company and was repaid $50,000, The advance was non-interest bearing and payable on demand.

On December 31, 2020 and 2019, notes payable – related party amounted to $500,000 and $500,000, respectively.

There are not currently any conflicts of interest by or among the Company’s current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed or incurred related to the following years for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A. for 2020 and 2019 are set forth below.

	2020	2019
Audit fees	$145,000	$187,000
Audit-related fees	9,400	19,000
Tax fees	-	-
All other fees	-	-
Total	$154,400	$206,000

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. The board of directors have reviewed and discussed with management the audited financial statements for the year ended December 31, 2020. The board of directors also discussed all the matters required by professional auditing standards to be discussed with the Company’s independent registered public accounting firm, Salberg & Company, P.A., the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the Securities and Exchange Commission. In addition, the board of directors has received from the independent registered public accounting firm written disclosure required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526, and has discussed with the independent registered public accounting firm its independence from the Company and its management. Based on its review and discussions, including discussions without management or members of the independent registered public accounting firm present, the board of directors has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

To safeguard the continued independence of the Company’s independent registered public accounting firm, the board of directors requires all audit and non-audit services, subject to a de minimis exception pursuant to SEC Regulation S-X Rule 2-01(c)(7)(i)(C), to be performed by the Company’s independent registered public accounting firm, to be pre-approved by the board of directors prior to such services being performed. All audit services performed by the Company’s independent registered public accounting firm during the year ended December 31, 2020 and 2019 were approved by the board of directors.

Item 15. Exhibits and Financial Statement Schedules.

The following financial information is filed as part of this report:

(a)

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of March 30, 2017, by and among the Registrant and Save on Transport Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 5, 2017).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated June 30, 2015).

3.2	Certificate of Change filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 24, 2013).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K dated December 20, 2011).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 23, 2018).

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 21, 2020).

4.1	Form of Senior Convertible Promissory Note from 2017 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated April 27, 2017).

4.2	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of PetroTerra Corp., dated August 7, 2017 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated August 8, 2017).

4.3	Form of Senior Secured Convertible Promissory Note dated June 16, 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated June 27, 2018).

4.4	Common Stock Purchase Warrant, issued by the Company on June 19, 2018 (incorporated by reference to Exhibit 4.2 to our Form 8-K dated June 27, 2018).

4.5	Form of Non-Negotiable Convertible Promissory Note dated March 11, 2019 and April 11, 2019 (incorporated by reference to Exhibit 4.1 to our Form 8-K dated April 30, 2019).

4.6	Share Exchange Agreement, dated May 1, 2019, by and among the Company, Save On Transport and Steven Yariv (incorporated by reference to Exhibit 4.1 to our Form 8-K dated May 3, 2019).

4.7	Form of Registration Rights Agreement (Equity Offering) (incorporated by reference to Exhibit 4.1 to our Form 8-K dated September 9, 2019).

4.8	Form of Registration Rights Agreement (Debt Offering) (incorporated by reference to Exhibit 4.2 to our Form 8-K dated September 9, 2019).

4.9	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020.

4.11	Form of Warrant (Equity Offering) (incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2019).

4.12	Form of Note (incorporated by reference to Exhibit 10.4 to our Form 8-K dated September 9, 2019).

4.13	Form of Warrant (Debt Offering) (incorporated by reference to Exhibit 10.5 to our Form 8-K dated September 9, 2019).

4.14	Form of Convertible Note dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.15	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.16	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock of the Company, filed on June 4, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 9, 2020.

4.17	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock, filed on July 17, 2020 (incorporated by reference to Exhibit 3.2 to our Form 8-K dated July 21, 2020).

4.18	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on July 20, 2020 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated July 21, 2020)

4.19	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated October 9, 2020).

4.20	Form of Warrant related to Series E Preferred Stock Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K dated October 9, 2020

4.21	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on October 2, 2020 (incorporated by reference to Exhibit 3.10 to our Form S-1 dated December 1, 2020).

4.22

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.23*	Certificate of Designation of Preferences, Rights and Limitations of Series F Preferred Stock of the Company, filed on February 22, 2021.

10.1	Securities Purchase Agreement, dated as of April 25, 2017, by and among the Company and the Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2017).

10.2	Securities Purchase Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 27, 2018).

10.3	Security Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.2 to our Form 8-K dated June 27, 2018).

10.4	Stock Purchase Agreement, dated June 18, 2018, between the Company, Prime EFS LLC and the seller’s signatory thereto. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated June 26, 2018).

10.5	Agreement, dated April 9, 2019, by and between the Company and Bellridge Capital, L.P. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.6	Form of Agreements, by and between the Company and RedDiamond Partners LLC incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.7	Form of Series A Convertible Preferred Stock Exchange Agreement incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.8	Form of Securities Purchase Agreement (Equity Offering) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2019).

10.9	Form of Securities Purchase Agreement (Debt Offering) (incorporated by reference to Exhibit 10.3 to our Form 8-K dated September 9, 2019).

10.10	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).

10.11	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).

10.12	Form of Securities Purchase Agreement related to Series E Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 9, 2020).

10.13	Form of Registration Rights Agreement related to Series E Preferred (incorporated by reference to Exhibit 10.2 to our Form 8-K dated October 9, 2020).

10.14	Stock Purchase Agreement for Series E Preferred, dated December 28, 2020, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 29, 2020).

10.15	Stock Purchase Agreement for Series E Preferred, dated December 30, 2020, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 31, 2020).

10.16	Stock Purchase Agreement for Series E Preferred, dated January 5, 2021, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 8, 2021).

10.17	Stock Purchase Agreement for Series E Preferred, dated January21, 2021, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 28, 2021).

10.18	Form of Amendment to Series E Transaction Documents, effective January 21, 2021, between TLSS and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K dated January 28, 2021).

21*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer pursuant to Section 302

31.2*	Certification of Principal Financial Officer pursuant to Section 302

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906

101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
March 17, 2021
	By:	/s/ John Mercadante
John Mercadante, Principal Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Mercadante	Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board of Directors	March 17, 2021
John Mercadante	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Doug Cerny	Chief Development Officer and Director	March 17, 2021
Doug Cerny

