Form 10-Q
period 2021-03-31
Transportation & Logistics Systems, Inc.
filed 2021-05-17
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 17, 2021
Common Stock, $0.001	2,158,195,666

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$662,914	$579,283
Accounts receivable, net	473,752	372,922
Prepaid expenses and other current assets	202,038	443,410

Total Current Assets	1,338,704	1,395,615

OTHER ASSETS:
Security deposit	135,340	94,000
Other receivable	622,240	-
Property and equipment, net	805,842	598,807
Intangible assets, net	2,604,782	-
Right of use assets, net	1,392,367	1,445,274

Total Other Assets	5,560,571	2,138,081

TOTAL ASSETS	$6,899,275	$3,533,696

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of put premium of $0 and $0 and debt discounts of $64,535 and $83,548, respectively	$828,229	$979,216
Notes payable, current portion, net of debt discount of $0 and $0, respectively	5,344,048	3,919,544
Note payable - related party	500,000	500,000
Accounts payable	1,468,474	1,104,263
Accrued expenses	708,498	424,595
Insurance payable	1,773,562	1,985,893
Contingency liabilities	3,311,272	3,311,272
Lease liabilities, current portion	400,102	380,843
Derivative liability	4,876,170	4,181,187
Due to related parties	195,884	297,692
Accrued compensation and related benefits	900,510	922,396

Total Current Liabilities	20,306,749	18,006,901

LONG-TERM LIABILITIES:
Notes payable, net of current portion	467,434	437,594
Lease liabilities, net of current portion	1,032,014	1,102,617

Total Long-term Liabilities	1,499,448	1,540,211

Total Liabilities	21,806,197	19,547,112

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 700,000 and 700,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (Liquidation value $700 and $700, respectively)	700	700
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively ($6.00 per share liquidation value)	-	-
Series E preferred stock, par value $0.001 per share; 562,250 shares designated; 416,370 and 105,378 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively ($13.34 per share liquidation value)	416	105
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 1,749,302,040 and 1,733,847,494 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,749,302	1,733,848
Additional paid-in capital	109,062,736	104,872,991
Accumulated deficit	(125,720,076)	(122,621,060)

Total Shareholders’ Deficit	(14,906,922)	(16,013,416)

Total Liabilities and Shareholders’ Deficit	$6,899,275	$3,533,696

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

REVENUES	$1,491,699	$8,635,060

COST OF REVENUES	1,898,778	7,855,749

GROSS PROFIT (LOSS)	(407,079)	779,311

OPERATING EXPENSES:
Compensation and related benefits	368,609	742,045
Legal and professional fees	530,538	414,810
Rent	133,955	164,350
General and administrative expenses	196,203	245,283

Total Operating Expenses	1,229,305	1,566,488

LOSS FROM OPERATIONS	(1,636,384)	(787,177)

OTHER (EXPENSES) INCOME:
Interest expense	(83,509)	(3,046,727)
Interest expense - related parties	(22,192)	(107,138)
Gain on debt extinguishment, net	59,853	275,034
Other income	108,035	67,831
Derivative (expense) income, net	(694,983)	144,839

Total Other (Expenses) Income	(632,796)	(2,666,161)

LOSS BEFORE INCOME TAXES	(2,269,180)	(3,453,338)

Provision for income taxes	-	-
		.
NET LOSS	(2,269,180)	(3,453,338)

Deemed dividends related to ratchet adjustment, beneficial conversion features, and accrued dividends	(829,836)	(18,696,012)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,099,016)	$(22,149,350)

NET LOSS PER COMMON SHARE- BASIC AND DILUTED	$(0.00)	$(1.79)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,747,413,151	12,353,129

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	700,000	$700	105,378	$105	1,733,847,494	$1,733,848	-	$-	$104,872,991	$(122,621,060)	$(16,013,416)

Common stock issued for debt conversion	-	-	-	-	15,454,546	15,454	-	-	154,546	-	170,000

Sales of Series E preferred share units	-	-	310,992	311	-	-	-	-	3,257,689	-	3,258,000

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	777,510	(829,836)	(52,326)

Net loss	-	-	-	-	-	-	-	-	-	(2,269,180)	(2,269,180)

Balance, March 31, 2021	700,000	$700	416,370	$416	1,749,302,040	$1,749,302	-	$-	$109,062,736	$(125,720,076)	$(14,906,922)

	Preferred Stock Series B		Preferred Stock Series E		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	1,700,000	$1,700			11,832,603	$11,833	25,000	$25	$47,715,878	$(60,615,860)	$(12,886,424)

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	73,725	-	73,725

Common stock issued for debt conversion	-	-	-	-	5,290,406	5,290	-	-	336,229	-	341,519

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	172,720	-	172,720

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	262,872	-	262,872

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	31,250	-	31,250

Reclassification of warrants from equity to derivative liabilities	-	-	-	-	-	-	-	-	(11,381,885)	-	(11,381,885)

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	18,696,012	(18,696,012)	-

Net loss	-	-	-	-	-	-	-	-	-	(3,453,338)	(3,453,338)

Balance, March 31, 2020	1,700,000	$1,700	-	$-	17,123,009	$17,123	25,000	$25	$55,906,801	$(82,765,210)	$(26,839,561)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,269,180)	$(3,453,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	85,760	14,188
Amortization of debt discount to interest expense	19,013	1,359,388
Stock-based compensation and consulting fees	-	31,250
Interest expense related to debt default added to principal	-	1,387,785
Derivative expense, net	694,983	(144,839)
Non-cash portion of gain on extinguishment of debt, net	(59,853)	(327,584)
Rent expense	1,563	5,571
Change in operating assets and liabilities:
Accounts receivable	164,345	(99,454)
Prepaid expenses and other current assets	248,906	819,161
Security deposit	(8,000)	(124,750)
Accounts payable and accrued expenses	350,348	796,036
Insurance payable	(212,331)	(661,668)
Accrued compensation and related benefits	(21,886)	288,180

NET CASH USED IN OPERATING ACTIVITIES	(1,006,332)	(110,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(460,510)
Cash acquired in acquisition	10,031	-
Cash used for acquisitions	(2,133,146)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,123,115)	(460,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series E preferred share units	3,258,000	-
Proceeds from convertible notes payable	-	1,860,000
Repayment of convertible notes payable	-	(159,988)
Net proceeds from notes payable	-	1,033,510
Repayment of notes payable	(37,114)	(2,124,777)
Net payments on related party advances	(7,808)	(55,561)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,213,078	553,184

NET INCREASE (DECREASE) IN CASH	83,631	(17,400)

CASH, beginning of period	579,283	50,026

CASH, end of period	$662,914	$32,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$33,415	$741,627
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$-	$262,893
Increase in derivative liability and debt discount	$-	$1,267,473
Conversion of debt and accrued interest for common stock	$170,000	$341,518
Reclassification of accrued interest to debt	$-	$80,155
Reclassification of due to related parties to accrued expenses	$94,000	$-
Decrease in put premium and paid-in capital	$-	$73,725
Reclassification of warrant value from equity to derivative liabilities	$-	$11,381,885
Deemed dividend related to price protection and beneficial conversion features	$777,510	$18,696,012

ACQUISITIONS:
Assets acquired:
Accounts receivable	$265,175	$-
Prepaid expenses	7,534	-
Property and equipment	257,416	-
Right of use assets	44,388	-
Other receivable	622,240	-
Security deposits	33,340	-
Total assets acquired	1,230,093	-
Less: liabilities assumed:
Accounts payable	132,155	-
Accrued expenses	79,138	-
Notes payable	1,491,458	-
Lease liabilities	44,388	-
Total liabilities assumed	1,747,139
Increase in intangible assets - non-cash	$517,046	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”), was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company operates through its active subsidiaries as a logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services for predominantly online retailers.

On June 18, 2018 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime EFS”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime EFS members on the Acquisition Date. Prime EFS was a New Jersey based transportation company with a focus on deliveries for on-line retailers in New York, New Jersey and Pennsylvania until it ceased operations on September 30, 2020.

On July 24, 2018, the Company formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office. However, the Company ceased its box truck delivery service early in the second quarter of 2021.

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

Approximately 77.5% of the Company’s revenue of $1,491,699 for the three months ended March 31, 2021 was attributable to Shypdirect’s mid-mile and long-haul business with Amazon. The termination of the Amazon last-mile business on September 30, 2020 had a material adverse impact on the Company’s revenue beginning in the 4th fiscal quarter of 2020. Additionally, unless replaced with other business, the discontinuation of the Company’s Amazon mid-mile and long-haul business, which occurred on or about May 14, 2021, will have a material adverse impact on the Company’s business in 2nd fiscal quarter of 2021 and thereafter. As of May 17, 2021, the Company is still operating and plans to continue operating in the long-haul business.

While the Company will seek to replace its Amazon business, such initiatives are consistent with its already existing business plan to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

On November 13, 2020, the Company formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, the Company executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”) (See Note 3).

On November 16, 2020, the Company formed a wholly owned subsidiary, TLSS Acquisition, Inc., a company incorporated under the laws of the State of Delaware (“TLSS Acquisition”). On March 24, 2021, TLSS Acquisition acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“Cougar Express”). Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country (See Note 3).

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”).

Unless the context otherwise requires, TLSS and its wholly owned subsidiaries, Prime EFS, Shypdirect, TLSS Acquisition, Cougar Express, Shyp FX and Shyp CX are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2020, and notes thereto included in the Company’s annual report on SEC Form 10-K, filed on March 17, 2021.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, Prime EFS, Shypdirect, TLSS Acquisition, Cougar Express, Shyp FX and Shyp CX. All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

Going concern consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2021 and 2020, the Company had a net loss of $2,269,180 and $3,453,338 and net cash used in operations was $1,006,332 and $110,074, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $125,720,076, $14,906,922 and $18,968,045, respectively, on March 31, 2021. Furthermore, effective September 30, 2020 and in May 2021, the Company lost major contracts with its primary customer as described below.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (see Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise. Unless and until replaced with other business, the expiration of the Program Agreement will have a material effect on the Company’s operation in the second fiscal quarter of 2021 and beyond. During the first quarter of 2021, the Company’s subsidiaries defaulted on certain truck leases. In connection with these defaults, the Lessor has demanded that the Company’s subsidiaries pay for the leased trucks in the amount of approximately $2,871,000 which was accrued and included in contingency liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (see Note 10).

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

It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. During the three months ended March 31, 2021 and in April 2021, the Company issued an aggregate of 343,119 shares of its Series E preferred stock for net proceeds of $3,258,000 (see Notes 9 and 14). The proceeds were used for the acquisition of Cougar Express and DDTI and for working capital purposes. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

The Company will continue to: (i) seek to replace its Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute its restructuring plan. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that it will be able to continue to do so. If the Company is unable to replace its Amazon business, to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the condensed consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, the valuation of beneficial conversion features, and the value of claims against the Company.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on March 31, 2021 and December 31, 2020:

	On March 31, 2021			On December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$4,876,170	—	—	$4,181,187

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Three Months ended March 31, 2021	For the Three Months ended March 31, 2020
Balance at beginning of period	$4,181,187	$2,135,939
Initial valuation of derivative liabilities included in debt discount	-	1,267,474
Initial valuation of derivative liabilities included in derivative expense	-	13,336,234
Gain on extinguishment of debt related to repayment/conversion of debt	-	(662,398)
Reclassification of warrants from equity to derivative liabilities	-	11,381,885
Change in fair value included in derivative expense	694,983	(13,481,073)
Balance at end of period	$4,876,170	$13,978,061

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable, accrued expenses, insurance payable, other payables, and contingency liabilities approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s convertible notes payable and promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On March 31, 2021 and December 31, 2020, the Company did not have any cash equivalents.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On March 31, 2021, cash in bank in excess of FDIC insured levels amounted to approximately $392,000. The Company has not experienced any losses in such accounts through March 31, 2021.

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

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether it obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2021 and 2020, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

March 31, 2021

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

The Company recognizes revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees, as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms are generally net seven days from acceptance of delivery. The Company does not incur incremental costs obtaining service orders from its customers, however, if the Company did, because all of the Company’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognizes arises from deliveries of packages on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders correspond to each delivery of packages that the Company makes under the service agreements. Control of the package transfers to the recipient upon delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

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

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2021 and 2020 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	March 31, 2021	March 31, 2020
Stock warrants	716,906,678	181,563,164
Stock options	80,000	80,000
Convertible debt	148,793,952	324,772,402
Series B convertible preferred stock	700,000	1,700,000
Series E convertible preferred stock	555,436,300	-
	1,421,916,930	508,115,566

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

March 31, 2021

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – ACQUISITIONS

On January 15, 2021, through Shyp FX, the Company executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”). The purchase price was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. The acquisition of DDTI made the Company an approved contracted service provider of FedEx, which, the Company believes fits in well with its current geographic coverage area and may lead to additional expansion opportunities within the FedEx network.

On March 24, 2021, TLSS Acquisition acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the New York tri-state area (“Cougar Express”). The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business for five years. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. The Company believes that the acquisition of Cougar Express fits its current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide the Company with a long-standing, well-run profitable operation as a step to begin replacing the revenue it lost as a result of Amazon’s terminating its delivery service provider business. Furthermore, the Company believes that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into the Company’s primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect’s operational capabilities.

The assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible assets. After the purchase price measurement period, the Company did not record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the respective acquisition:

	DDTI	Cougar Express	Total
Assets acquired:
Cash	$-	$10,031	$10,031
Accounts receivable	-	265,175	265,175
Other assets	-	40,874	40,874
Transportation vehicles	209,585	-	209,585
Equipment	20,000	27,831	47,831
Right of use assets	44,388	-	44,388
Other receivable	-	622,240	622,240
Non-compete agreement	-	150,000	150,000
Customer relationship	373,449	2,116,712	2,490,161
Total assets acquired at fair value	647,422	3,232,863	3,880,285
Liabilities assumed:
Notes payable	(103,034)	(16,184)	(119,218)
PPP loan payable	-	(622,240)	(622,240)
Accounts payable	-	(132,155)	(132,155)
Accrued expenses	-	(40,059)	(40,059)
Lease liabilities	(44,388)	-	(44,388)
Total liabilities assumed	(147,422)	(810,638)	(958,060)
Net asset acquired	$500,000	$2,422,225	$2,922,225

Purchase consideration paid:
Cash paid	$100,000	$2,033,146	$2,133,146
Acquisition payable	-	39,079	39,079
Promissory notes	400,000	350,000	750,000
Total purchase consideration paid	$500,000	$2,422,225	$2,922,225

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the three months ended March 31, 2021 and 2020, acquisition and transaction related expenses primarily consisted of legal fees of approximately $8,200 and $0, respectively. Additionally, the Company paid expenses and fees relating to the sale of Series E preferred stock in which a portion of the proceeds were used to pay the cash portion of the consideration (see Note 9).

NOTE 4 – ACCOUNTS RECEIVABLE

On March 31, 2021 and December 31, 2020, accounts receivable, net consisted of the following:

	March 31, 2021	December 31, 2020
Accounts receivable	$475,452	$392,922
Allowance for doubtful accounts	(1,700)	(20,000)
Accounts receivable, net	$473,752	$372,922

NOTE 5 - PROPERTY AND EQUIPMENT

On March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Life	March 31, 2021	December 31, 2020
Delivery trucks and vehicles	3 - 6 years	$971,237	$761,652
Equipment	1 - 5 years	51,301	3,470
Subtotal		1,022,538	765,122
Less: accumulated depreciation		(216,696)	(166,315)
Property and equipment, net		$805,842	$598,807

For the three months ended March 31, 2021 and 2020, depreciation expense is included in general and administrative expenses and amounted to $50,381 and $14,188, respectively.

NOTE 6 – INTANGIBLE ASSETS

On March 31, 2021 and December 31, 2020, intangible asset consisted of the following:

	Useful life	March 31, 2021	December 31, 2020
Customer relations	3 - 5 years	$2,490,161	-
Non-compete agreement	5 years	150.000	-
		2,640,161	-
Less: accumulated amortization		(35,379)	-
		$2,604,782	$-

For the three months ended March 31, 2021 and 2020, amortization of intangible assets amounted to $35,379 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2022	$577,825
2023	577,825
2024	551,892
2025	453,342
2026	443,898
$2,604,782

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE

August 30, 2019 convertible debt and related warrants

On August 30, 2019, the Company closed Securities Purchase Agreements (the “August 2019 Purchase Agreements”) with accredited investors. The August 2019 Notes and related August 2019 Warrants included down-round provisions under which the August 2019 Note conversion price and August 2019 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. During 2020 and prior, down-round protection was triggered. As of March 31, 2021 and December 31, 2020, the conversion price on the August 2019 Notes was $0.006 per share and the exercise price of any remaining August 2019 Warrants was $0.006 per share. On March 31, 2021 and December 31, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $22,064, which consists of $22,064 of principal balance and default interest due.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Q1/Q2 2020 convertible debt and related warrants

During the year ended December 31, 2020, the Company issued and sold to certain investors convertible promissory notes in the aggregate principal amount of $2,068,000 (the “Q1/Q2 2020 Notes”) and warrants to purchase up to 827,200 shares of the Company’s common stock (the “Q1/Q2 2020 Warrants”). The Company received net proceeds of $1,880,000, which is net of a 10% original issue discounts of $188,000. The Q1/Q2 2020 Notes initially bore interest at 6% per annum and become due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1/Q2 2020 Note. During the existence of an Event of Default (as defined in the Q1/Q2 2020 Notes), which includes, amongst other events, any default in the payment of principal and interest payments (including Q1/Q2 2020 Note Amortization Payments) under any Q1/Q2 2020 Note or any other Indebtedness (as defined in the Q1/Q2 2020 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the issuance of each Q1/Q2 2020 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, a “Q1/Q2 2020 Note Amortization Payment”), was due and payable, until the Maturity Date (as defined in the applicable Q1/Q2 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable on such Q1/Q2 2020 Note will be immediately due and payable. The Q1/Q2 2020 Note Amortization Payments are being paid in cash unless the investor requests payment in the Company’s Common Stock in lieu of a cash payment (each, a “Q1/Q2 2020 Note Stock Payment”). If a holder of a Q1/Q2 2020 Note requests a Q1/Q2 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable Q1/Q2 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the Q1/Q2 2020 Notes) during the five Trading Day (as defined in the applicable Q1/Q2 2020 Note) period prior to the due date of such Q1/Q2 2020 Note Amortization Payment.

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

In the event the Company consummates a Public Offering while the Q1/Q2 2020 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the Q1/Q2 2020 Notes. As the Equity Conditions have not been met, through March 31, 2021 and the date hereof, the Company has not prepaid any the Q1/Q2 2020 Notes, in whole or in part.

From the original issue date of a Q1/Q2 2020 Note until such Q1/Q2 2020 Note is no longer outstanding, such Q1/Q2 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the Q1/Q2 2020 Notes) means, as of any date of determination, $0.40 per share, subject to adjustment as provided therein and summarized below. If an Event of Default (as defined in the Q1/Q2 2020 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the Q1/Q2 2020 Notes are convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the Q1/Q2 2020 Notes) during the 20 consecutive Trading Day (as defined in the Q1/Q2 2020 Notes) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the number of shares of Common Stock outstanding.

In the third fiscal quarter of 2020, the great majority of principal amount of Q1/Q2 2020 Notes was exchanged for Common Stock at the conversion price that applied if an Event of Default occurred. It is the Company’s position (and it was the Company’s intent at issuance) that, to the extent the Q1/Q2 2020 Notes were converted for Common Stock at the advantageous conversion price applicable to post-Events of Default, the Q1/Q2 Notes are not also entitled to receive the Mandatory Default Payment (as defined in the Q1/Q2 2020 Notes) of 130% of principal amount. However, since a note holder could conceivably disagree with the Company’s position in this regard, the Company has decided, out of an abundance of caution and despite its confidence that its construction of the Q1/Q2 2020 Notes is the only correct one, to accrue a reserve as if a note holder were entitled both to convert its Q1/Q2 Notes at the advantageous conversion price applicable to post-Events of Default and to receive the Mandatory Default Payment of 130% on the entire original principal amount of Q1/Q2 2020 Notes. Hence, as of March 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $736,866, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $64,535. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

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

March 31, 2021

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

The April 20 Note includes a down-round provision under which the April 20 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the year ended December 31, 2020, down-provisions were triggered. Since these instruments contained embedded derivatives, the trigger only effected the quantity and valuation of derivative liabilities and there was no other accounting effect. As of March 31, 2021 and December 31, 2020, the conversion price of the April 20 Note was $0.006 per share.

On March 31, 2021 and December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

Other convertible debt

As discussed in Note 8 below, on August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bears no interest and is payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder shall have the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20.000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $170,000. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note.

Summary of derivative liabilities

During the three months ended March 31, 2021 and 2020, due to the non-payment of amortization payments due, substantially all convertible notes were deemed in default. Since the default principal due is convertible at the same default terms contained in the related convertible notes, the Company determined that various terms of the convertible notes discussed above caused derivative treatment of the embedded conversion options related to the principal and default principal due. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option related to the principal and default principal due were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives related to the principal balance default principal due was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities.

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

March 31, 2021

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

During the three months ended March 31, 2021 and 2020, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model with the following assumptions:

	2021	2020
Expected dividend rate	-	-
Expected term (in years)	0.75 to 5.00	1.00 to 5.00
Volatility	275.4% to 367.0%	154.2% to 257.0%
Risk-free interest rate	0.07% to 0.87%	0.14% to 1.62%

On March 31, 2021 and December 31, 2020, convertible promissory notes are as follows:

	March 31, 2021	December 31, 2020
Principal and default penalty amount	$892,764	$1,062,764
Less: unamortized debt discount	(64,535)	(83,548)
Convertible notes payable, net	828,229	979,216
Less: current portion of convertible notes payable	(828,229)	(979,216)
Convertible notes payable, net – long-term	$-	$-

On March 31, 2021, the principal and default penalty amount due of $892,764 consisted of promissory note principal balances due of $181,000 and default penalty amounts due of $711,764. On December 31, 2020, the principal and default penalty amount due of $1,062,764 consisted of promissory note principal balances due of $351,000 and default penalty amounts due of $711,764.

For the three months ended March 31, 2021 and 2020, amortization of debt discounts related to convertible notes amounted to $19,013 and $764,943, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations. The weighted average interest rate during the three months ended March 31, 2021was approximately 18.0%.

NOTE 8 – NOTES PAYABLE

Promissory notes

On March 31, 2021 and December 31, 2020, notes payable related to Assumed Secured Merchant Loans and promissory notes amounted to $80,490 and $80,490, respectively.

In connection with the acquisition of Prime EFS, the Company assumed several notes payable liabilities due to entities or individuals. These notes have effective interest rates ranging from 7% to 10% and are unsecured. On March 31, 2021 and December 31, 2020, remaining notes payable to an entity amounted to $40,000 and $40,000, respectively.

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These notes were due between 45 and 273 days from the respective note issuance date. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. During the year ended December 31, 2020, the Company borrowed additional fund from individuals of $443,000, and received net proceeds of $423,000, net of original issue discount of $20,000, the Company repaid $320,500 of these funds, and a note with a principal balance of $195,000 was transferred into the April 20, 2020 convertible note discussed above. Furthermore, on June 30, 2020, one of these notes with a principal balance due of $150,000 and accrued interest payable of $82,274 was settled and a new note was entered into with a principal balance of $200,000. This new note bores no interest and was payable in monthly payments of $7,500 commencing on July 1, 2020 until paid in full. The Company repaid $15,000 of such note. On August 28, 2020, this note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000 (See Note 7). On March 31, 2021 and December 31, 2020, notes payable related to these individuals amounted to $220,000 and $220,000, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

On January 15, 2021, in connection with the acquisition of DDTI, the Company issued a promissory note in the amount of $400,000. The principal amount of $400,000 is payable in four installments of $100,000 plus accrued interest as follows: $100,000 plus accrued interest was due and paid on April 15, 2021, $100,000 plus accrued interest is due on July 15, 2021, $100,000 plus accrued interest is due on October 15, 2021 and $100,000 plus all remaining accrued interest is due on January 15, 2022. Interest accrues at 4% per annum. On March 31, 2021, the liability related to this note was $400,000.

On March 24, 2021, in connection with the acquisition of Cougar Express, the Company issued a promissory note in the amount of $350,000. The principal amount of $350,000 is payable in two installments of $175,000 plus accrued interest as follows: $175,000 plus accrued interest is due on September 23, 2021 and $175,000 plus all remaining accrued interest is due on March 23, 2022. Interest accrues at 6% per annum. On March 31, 2021, the liability related to this note was $350,000.

Equipment and auto notes payable

In connection with the acquisition of Prime EFS, the Company assumed several equipment notes payable liabilities due to entities. On March 31, 2021 and December 31, 2020, equipment notes payable to these entities amounted to $39,825 and $43,363, respectively.

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. On March 31, 2021 and December 31, 2020, auto notes payable to these entities amounted to $143,699 and $151,710, respectively.

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note is due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments are due monthly commencing on January 27, 2020. The note is secured by the trucks and is personally guaranteed by the Company’s chief executive officer. On March 31, 2021 and December 31, 2020, equipment note payable to this entity amounted to $354,741 and $375,422, respectively.

In connection with the acquisition of DDTI, the Company assumed several truck notes payable liabilities due to entities. On March 31, 2021, truck notes payable to these entities amounted to $98,086.

In connection with the acquisition of Cougar Express, the Company assumed several equipment notes payable liabilities due to entities. On March 31, 2021, equipment notes payable to these entities amounted to $16,249.

Paycheck Protection Program Promissory Notes

On April 2, 2020, the Company’s subsidiary, Shypdirect, entered into a Paycheck Protection Program promissory note (the “Shypdirect PPP Loan”) with M&T Bank in the amount of $504,940 under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “Paycheck Protection Program”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the loan proceeds on May 1, 2020. Shypdirect used the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 28, 2020.

On April 15, 2020, the Company’s subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan” and together with the Shypdirect PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $2,941,212 under the SBA Paycheck Protection Program of the CARES Act. On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS used the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 16, 2020.

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty-four week period that commenced on May 1, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs. The Company exhausted such funds in the third quarter of 2020. In the fourth quarter of 2020, Shypdirect applied for full forgiveness of the Shypdirect PPP Loan. In the second quarter of 2021, Prime EFS applied for partial loan forgiveness on the Prime EFS PPP Loan in the amount of $2,691,884. However, any forgiveness of these PPP Loans is subject to approval by the SBA and M&T Bank and there is no guarantee that such forgiveness will be granted.

During 2020, prior to the acquisition of Cougar Express by the Company, Cougar Express entered into a Paycheck Protection Program promissory note (the “Cougar PPP Loan”) in the amount of $622,240 under the SBA Paycheck Protection Program of the CARES Act. Pursuant to the Cougar Stock Purchase Agreement, the Company did not assume and shall not be responsible to pay the Cougar PPP loan. Cougar Express has filed for forgiveness of this loan and is waiting for the final determination by the bank and SBA. The prior shareholder of Cougar Express agreed to indemnify and hold the Buyer (and its directors, officers, employees and affiliates) harmless from and with respect to any and all claims, liabilities, losses, damages, costs and expenses, including, without limitation, the reasonable fees and expenses of counsel (collectively, the “Losses”), related to or arising directly or indirectly out of, among other items, any claim that any portion or all of the Cougar PPP loan secured by Cougar Express is to be repaid to the lender. Since the Cougar PPP Loan was not forgiven as of March 31, 2021, the Company has reflected the Cougar PPP loan of $622,240 as outstanding on March 31, 2021 and the Company recorded a note receivable of $622,240 which is due from the prior shareholder of Cougar Express if the Cougar PPP Loan is not forgiven. Any forgiveness of the Cougar PPP Loan is subject to approval by the SBA and the bank and there is no guarantee that such forgiveness will be granted.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

On March 31, 2021 and 2020, notes payable consisted of the following:

	March 31, 2021	December 31, 2020
Principal amounts	$5,811,482	$4,357,138
Less: current portion of notes payable	(5,344,048)	(3,919,544)
Notes payable – long-term	$467,434	$437,594

For the three months ended March 31, 2021 and 2020, amortization of debt discounts related to notes payable amounted to $0 and $594,445, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 9– STOCKHOLDERS’ DEFICIT

Preferred stock

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

On August 16, 2019, the Company issued 1,000,000 Series B preferred shares for services rendered to the former member of Prime EFS who was considered a related party. On July 24, 2020, the Company issued 1,000,000 shares of its common stock upon conversion of 1,000,000 shares of Series B Preferred shares.

On August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares upon settlement of 700,000 shares of issuable common shares.

Series D preferred shares

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

During the period from July 1, 2020 to December 31, 2020, the Company issued 522,726,000 shares of its common stock in connection with the conversion of 522,726 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD. Accordingly, as of March 31, 2021 and December 31, 2020, no shares of Series D were outstanding.

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. During the three months ended March 31, 2021, the Company accrued dividends of $52,326 which has been included in accrued expenses on the accompanying condensed consolidated balance sheet.

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

March 31, 2021

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

On October 8, 2020, the Company entered into a Securities Purchase Agreement with the investors party thereto (collectively the “Investors”) pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 47,977 shares of Series E Convertible Preferred Stock (the “Series E”) and (ii) warrants (the “Warrants”) to purchase 23,988,500 shares of the Company’s common stock which are equal to 50% of the shares of common stock issuable upon conversion of the Series E if the Series E were converted on October 8, 2020 (the “October 2020 Series E Offering”). The gross proceeds to the Company were $640,000, or $13.34 per unit which is the stated value of each Series E share. The Company paid fees of $35,000 and received net proceeds of $605,000. The initial exercise price of the Warrants related to the October 2020 Series E Offering is $0.04 per share, subject to adjustment. Due to down-round provisions in the Warrants, the number of warrants was increased from 23,988,500 warrants to 95,954,000 warrants, and the exercise price was reduced to $0.01 per share.

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

During the three months ended March 31, 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 310,992 shares of Series E and (ii) Warrants to purchase 414,857,146 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “Q1 2021 Series E Offering”). The gross proceeds to the Company were $3,630,000, or $11.67 per unit. The Company paid fees of $372,000 and received net proceeds of $3,258,000. The initial exercise price of the Warrants related to the Q1 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, the Company issued 82,971,429 warrants to the placement agent at an initial exercise price of $0.01 per share. In connection with the issuance of the Series E and related warrants, during the three months ended March 31, 2021, the Company recorded a deemed dividend of $777,510 related to the beneficial conversion features of the Series E.

In connection with the Series E Offerings, the Company entered into Registration Rights Agreements (the “Series E Registration Rights Agreements”) pursuant to which the Company agreed to file a registration statement on Form S-1 to register the resale of the shares of Common Stock issuable to the Investors upon conversion of the Series E Preferred Stock and exercise of the Warrants. Pursuant to the Series E Registration Rights Agreements, if a registration statement registering for resale all of the shares of common stock issuable under Series E Convertible Preferred Stock and Warrants (i) is not filed with the Commission by the Company within 30 days of the closing dates or any other registration statement, (ii) is not declared effective by the Commission by the Effectiveness Date of the initial registration statement (90 days following the closing date) or any other registration statement, or (iii) after the effective date of a registration statement, such registration statement ceases for any reason to remain continuously effective as to all registrable securities included in such registration statement for more than 30 calendar days during any 12-month period (any such failure or breach being referred to as an “Event”, and the date on which such Event occurs, being referred to as “Event Date”), then, in addition to any other rights the Holders may have under the Series E Registration Rights Agreements or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company is obligated to pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the purchase price paid by such Holder pursuant to the Series E Purchase Agreement, during which such Event continues uncured. Also pursuant to the Series E Registration Rights Agreements, the partial liquidated damages provisions summarized above apply on a daily pro rata basis for any portion of a month prior to the cure of an Event. The Company did not file its initial registration statement within 30 days of the closing date of certain of the Registration Rights Agreements (the “Filing Events”) and such registration statement was not declared effective by the Commission by the Effectiveness Date of certain of the Registration Rights Agreements (the “Effectiveness Events”). The Company filed a registration statement on Form S-1 for the shares of Common Stock issuable to the Investors upon conversion of the Series E Preferred Stock and exercise of the Warrants (the “S-1 Registration Statement”) on April 22, 2021 (the “Filing Date”), which was declared effective by the Commission on May 5, 2021 (the “Effective Date”). The filing of the S-1 Registration Statement cured the Filing Events as of the Filing Date. The declaration of effectiveness of the S-1 Registration Statement cured the Effectiveness Events as of the Effective Date.

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

March 31, 2021

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

On December 8, 2020 the Company entered into an Engagement Agreement (the “Engagement Agreement”) with a placement agent to act as an exclusive selling/placement agent for the Company to assist in a financing for the Company. In connection with the engagement letter, the Company agreed to pay to the placement agent at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible or exercisable into the Company’s common stock (the “Securities Financing”) during the Exclusive Period which is for a period of 90 days from the date of execution of this Letter Agreement; (i) a cash transaction fee in the amount of 10% of the amount of the Securities Financing; and (ii) warrants (the “Warrants”) with a 5 year term and cashless exercise, equal to 10% of the amount of securities sold (on an as converted basis) in the Securities Financing, at an exercise price equal to the investor’s warrant exercise price of the Securities Financing. In connection with this Engagement Agreement, through December 31, 2020, the Company paid the placement agent cash of $67,000 and issued 15,314,285 warrants to the placement agent at an initial exercise price of $0.01 per share. Additionally, during the three months ended March 31, 2021, the Company paid the placement agent cash of $363,000 and issued 82,971,429 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $363,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

Common stock

On February 23, 2021, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company to authorize an increase of the number of shares of common stock that the Company may issue to 10,000,000,000 shares, par value $0.001 (the “2021 Amendment”). The increase in the number of authorized share was needed to meet the share reserve requirements under the Series E.

The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the Authorized Share Increase Amendment with the SEC on March 3, 2021. This consent was sufficient to approve the 2021 Amendment under Nevada law. The Company filed a definitive information statement on Schedule 14C on March 15, 2021 and first mailed that information statement to stockholders on March 15, 2021.

Shares issued in connection with conversion of convertible debt and interest

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

Stock options

Stock option activities for the three months ended March 31, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	80,000	$8.84	3.58	-
Granted	-	-
Cancelled	-	-
Balance Outstanding March 31, 2021	80,000	$8.84	3.33	$-
Exercisable, March 31, 2021	40,000	$8.84	3.33	$-

Warrants

Warrants issued in connection with Series E preferred shares

In connection with certain down-round provisions on the Series E warrants issued in October 2020, the Company increased the number of warrants by 71,965,500.

In connection with the sale of Series E preferred shares, during the three months ended March 31, 2021, the Company issued warrants to purchase 414,857,146 shares of the Company’s common stock. Additionally, the Company issued 82,971,429 warrants to the placement agent at an initial exercise price of $0.01 per share. (See Series E preferred shares above).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Warrant activities for the three months ended March 31, 2021 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	147,112,603	0.052	4.83	$1,780,356
Granted	497,828,575	0.01
Increase in warrants related to price protection	71,965,500	0.01
Cancellations	-	-
Balance Outstanding March 31, 2021	716,906,678	$0.02	4.81	$16,475,530
Exercisable, March 31, 2021	71,906,678	$0.02	4.81	$16,475,530

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

While it believes it has meritorious defenses to this action, out of an abundance of caution and without prejudice to its position in the matter, as of March 31, 2021, Prime EFS had accrued a contingency liability of $440,000 for purposes of this matter.

Bellridge Capital, L.P. v. TLSS and John Mercadante

After discontinuing a prior action in federal court, on April 23, 2021, Bellridge Capital, L.P. (“Bellridge”) filed a civil action in New York Supreme Court, New York County, against TLSS and John Mercadante. This mater, the “Bellridge Action,” was assigned civil action number 652728/2021.

The complaint in the Bellridge Action asserts 11 causes of action: (1) against TLSI, allegedly for breach of a convertible promissory note issued June 18, 2018 (the “June 2018 Note”), which claim seeks $539,114.06 for allegedly unpaid principal plus interest, costs and expenses; (2) against TLSI, also allegedly for breach of June 2018 Note, which claim seeks $343,000 plus interest, costs and expenses for TLSI’s alleged failure to honor certain conversion notices in timely fashion; (3) against TLSI, allegedly for breach of a promissory note dated December 26, 2018 (the “December 2018 Note”), which claim seeks $196,699 plus interest, costs and expenses for amounts allegedly unpaid under the note; (4) against TLSI, purportedly for breach of an exchange agreement between Bellridge and TLSI dated April 13, 2019 (the “Exchange Agreement”), which claim seeks $3,337,500 plus costs and interest; (5) against TLSI and Mercadante, allegedly for fraud in connection with the Exchange Agreement, which claim seeks $447,500 plus costs and interest; (6) against TLSI and Mercadante, allegedly for negligent misrepresentation in connection with the Exchange Agreement, which claim seeks $447,500 plus costs and interest, in the alternative to the 5th claim; (7) against TLSI, allegedly for breach of certain preferred stock terms relating to the conversion of 31,500 series A preferred shares, which claim seeks not less than $57,960; (8) against TLSI and Mercadante, allegedly for fraudulent inducement of an August 2019 subordination agreement, which claim seeks a declaration annulling the subordination agreement; (9) against TLSI, allegedly for failing to provide all consideration recited in a subordination letter, which claim seeks a declaration that Bellridge is discharged from its obligations under the subordination agreement; (10) against TLSI, allegedly for failing to honor a condition precedent to the subordination agreement, which claim seeks a declaration that Bellridge is discharged from any obligations under the subordination agreement; and (11) against TLSI, allegedly for breach of the subordination agreement and/or subordination letter, which claim seeks damages in an amount to be determined at trial.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

The purchase price stated in the June 2018 Note is $1,664,995. The principal amount of the June 2018 Note is $2,413,999.50. Hence the June 2018 Note was issued at a 33.33% discount (OID). The June 18 Note calls for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the Note is one year. The June 2018 Note calls for the application of New York law. OID is treated as interest for purposes of the New York usury statutes (both civil and criminal). Since total interest payable under the Note at issuance was 41% per annum, for a period of one year, TLSI believes the June 2018 Note was void ab initio under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

The purchase price stated in the December 2018 Note is $300,000. The principal amount of the December 2018 Note is $330,000. Hence the December 2018 Note was issued at a 10% discount (OID). The Note calls for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the Note is under 90 days; that is, it was made payable, in full, on March 15, 2019, after which the principal amount increases “by 30%” and default interest is due under the instrument at a rate of 18% per annum (§ 7(b)). The December 2018 Note, by its terms, is governed by New York law. As noted above, OID is to be treated as interest for purposes of the New York usury statutes (both civil and criminal). Since total interest payable under the Note, over its term of under 90 days, was more than 40% per annum, TLSI believes that the December 2018 Note, like the June 12018 Note, is void under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

When Bellridge offered to engage in the Exchange Agreement, Bellridge was able to dictate terms and extract concessions from TLSI that were commercially unreasonable and unconscionable. It was able to do so solely because of its violations of N.Y. Penal Law § 190.40 Bellridge in July 2018. As such, TLSI believes the Exchange Agreement is null and void under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

The defendants in this action have until June 4, 2021, to serve answer to the complaint in this matter or to move against it. The defendants believe they have good defenses to all claims alleged in the matter, including without limitation the defense of usury as outlined above. Both the Company and Mr. Mercadante intend to defend this case vigorously.

Based on the early stage of this matter, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

SCS, LLC v. Transportation and Logistics Systems, Inc.

On January 14, 2021, a civil action was filed against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Case No. 50-2020-CA-012684-xxxx-MB.

The plaintiff in the case, SCS, LLC (“SCS”) alleges it is a limited liability company that entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

On February 9, 2021, the Company filed its answer, defenses and counterclaims to this action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and breaches of its duties under the consulting agreement. SCS filed a motion to strike TLSI’s defenses and counterclaims and TLSI has opposed that application. Those motions remain sub judice.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint. The Company therefore intends to defend this case vigorously.

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

The Company’s current management has tendered the complaint to its directors’ and officers’ liability carrier for defense and indemnity purposes, which coverage is subject to a $250,000 self-insured retention. Company management, Mr. Giordano and Ascentaur LLC each advise that they deny each and every allegation of wrongdoing alleged in the complaint. Among other things, current management asserts that it made every effort to consummate an equity offering in late 2019 and early 2020 and could not do so solely because of the Company’s precarious financial condition. Current management also asserts it made clear to SCS and other preferred equity holders, before they converted their shares into common stock, that there was no guarantee the Company would be able to consummate an equity offering in late 2019 or early 2020. In addition, current management asserts that it received equity in the Company on terms that were entirely fair to the Company and entered into MCA transactions solely because there was no other financing available to the Company.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

SCS has a right to file court papers opposing the above motion and thereafter the defendants intend to file reply papers in further support of the motion (the “MTD”). To date, the court has not entered an order scheduling these filings or a hearing on the MTD.

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

The motions to dismiss are currently sub judice. The case is currently in discovery.

Owing to the early stage of this matter, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

On January 29, 2021, both TLSI and Prime EFS, LLC timely moved to the dismiss the Amended Complaint. Opposition and reply papers on this motion were filed in February 2021. Meanwhile, on March 11, 2021, the court entered an order in the case requiring all fact discovery to be concluded by September 9, 2021.

As of December 31, 2020, out of an abundance of caution and without prejudice to its position in this matter, a $94,000 liability is included in due to related parties on Prime EFS’s balance sheet as of such date. However, if the motion to dismiss is denied, TLSS and/or Prime will file counterclaims seeking at least $168,750 from Ms. Mazzola.

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

Valesky v. Prime EFS, Shypdirect and TLSI

Plaintiff, an ex-dispatcher for Prime EFS, brought this action in the U.S. District Court for the District of New Jersey under the Family and Medical Leave Act of 1993 and the New Jersey Law Against Discrimination seeking unspecified compensatory and punitive damages. In April 2021, we settled this matter for a payment of $35,000.

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

March 31, 2021

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

If, as threatened, Mr. Nicholson files suit for non-payment under either or both promissory notes, it is anticipated that the defendants will mount a vigorous defense to the action. Among other things, it is Prime EFS’s position that Mr. Nicholson knew or should have known that the promissory notes dated February 13, 2019, and April 24, 2019 were invalid and unenforceable, since they were signed by Rosemary Mazzola, as owner or managing member of Prime, and it was public information that, after June 18, 2018, Ms. Mazzola was no longer an owner or managing member of Prime EFS.

Nevertheless, out of an abundance of caution and without prejudice to its position in this matter, as of March 31, 2021, Prime EFS recorded notes payable due of $220,000 and accrued interest payable of $56,424.

Ryder Truck Rental, Inc. Demand Letter

On March 2, 2021, Shypdirect received a demand letter from Ryder Truck Rental, Inc. (“Ryder”) related to a breach of the Truck Lease and Service Agreement between Shypdirect and Ryder, dated October 9, 2018. Pursuant to the letter, Ryder terminated the Truck Lease and Service Agreement for failure to pay invoices due. Pursuant to the letter, Ryder also elected to require Shypdirect to purchase all of the terminated Vehicle(s) in accordance with the agreement for $2,871,272. In connection with this breach, as of December 31, 2020, the Company wrote off security deposits of $164,565 and has a recorded contingent liability, owed solely by Shypdirect, of $2,871,272 which is related to the default on truck leases for non-payment of monthly lease payments and the lessor’s demand for payment of the trucks for an aggregate contingency loss of $3,035,837. Shypdirect intends to dispute this demand. In addition, Shypdirect has returned all of the trucks to Ryder as Shypdirect is no longer using them.

Other than discussed above, as of March 31, 2021, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

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

Leases

See Note 12.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

On March 2, 2021, Shypdirect received a demand letter from Ryder Truck Rental, Inc. (“Ryder”) related to a breach of the Truck Lease and Service Agreement between Shypdirect and Ryder, dated October 9, 2018. Pursuant to the letter, Ryder terminated the Truck Lease and Service Agreement for failure to pay invoices due. Pursuant to the letter, Ryder elected to require Shypdirect to purchase all of the terminated Vehicle(s) in accordance with the agreement for $2,871,272. In connection with this breach, as of December 31, 2020, the Company wrote off security deposits of $164,565 and has a recorded contingent liability of $2,871,272 which is related to the default on truck leases for non-payment of monthly lease payments and the lessor’s demand for payment of the trucks for an aggregate contingency loss of $3,035,837. The Company intends to dispute this demand and has returned all of the trucks to Ryder as Shypdirect is no longer using the trucks and accordingly, the trucks are not included as assets in the accompanying condensed consolidated balance sheet.

On March 31, 2021 and December 31, 2020, contingency liability related to the Ryder termination amounted to $2,871,272.

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS, Rosemary Mazzola. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the year ended December 31, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. On December 31, 2020, amount due to this former majority owner of Prime amounted to $94,000, and have been included in due to related parties on the accompanying condensed consolidated balance sheets. On March 31, 2021, amount due to this former majority owner of Prime amounted to $94,000, and have been included in accrued expenses on the accompanying condensed consolidated balance sheet since Ms. Mazzola is no longer considered a related party.

During the year ended December 31, 2019, a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $88,000. Additionally, during the year ended December 31, 2020, this employee advanced the Company $75,000 and was repaid $163,000. During the year ended December 31, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. On March 31, 2021 and December 31, 2020, amounts due to this former related party employee amounted to $0.

During the year ended December 31, 2019, an entity which is controlled by a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $25,000. In January 2020, this advance was repaid. During the year ended December 31, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. On March 31, 2021 and December 31, 2020, amounts due to this former related party entity amounted to $0.

On December 22, 2020, the Company’s chief executive officer advanced the Company $30,000. The advance is non-interest bearing and payable on demand. On December 31, 2020, amount due to the chief executive officer amounted to $30,000 and has been included in due to related parties on the accompanying condensed consolidated balance sheet. On January 29, 2021, the Company repaid this advance.

Notes payable – related parties

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note is due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest will be made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). The payment of all or any portion of the principal and accrued interest may be paid prior to the CEO Note Maturity Date. Interest accrues with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. On March 31, 2021 and December 31, 2020, interest payable to related parties amounted to $195.884 and $173,692 and is included in due to related parties on the accompanying condensed consolidated balance sheets, respectively. On March 31, 2021 and December 31, 2020, notes payable – related party amounted to $500,000 and $500,000, respectively. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021.

During the three months ended March 31, 2021 and 2020, interest expense associated with advances from related parties, related party notes payable and convertible notes payable to related parties amounted to $22,192 and $107,138 and is included in interest expense – related parties on the accompanying condensed consolidated statement of operations.

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

March 31, 2021

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

On January 15, 2021, in connection with the acquisition of DDTI, the Company assumed leases for trucks with remaining terms over twelve months.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less.

During the three months ended March 31, 2021 and 2020, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $133,955 and $164,350, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2021 and 2020, the Company recognized sublease income of $108,035 and $67,831 which is included in other income on the accompanying condensed consolidated statement of operations, respectively.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

On March 31, 2021 and December 31, 2020, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2021	December 31, 2020
Office leases and truck right of use assets	$2,028,708	$1,984,320
Less: accumulated amortization into rent expense or cost of sales	(636,341)	(539,046)
Balance of ROU assets as of end of period	$1,392,367	$1,445,274

On March 31, 2021 and December 31, 2020, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2021	December 31, 2020
Lease liabilities related to office and truck leases right of use assets	$1,432,116	$1,483,460
Less: current portion of lease liabilities	(400,102)	(380,843)
Lease liabilities – long-term	$1,032,014	$1,102,617

On March 31, 2021, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended March 31,	Amount
2022	$548,794
2023	547,375
2024	488,156
2025	101,296
Total minimum non-cancelable operating lease payments	1,685,621
Less: discount to fair value	(253,505)
Total lease liability on March 31, 2021	$1,432,116

NOTE 13 – CONCENTRATIONS

For the three months ended March 31, 2021, two customers, Amazon and Federal Express, represented 77.5% and 16.3% of the Company’s total net revenues, respectively. For the three months ended March 31, 2020, one customer, Amazon, represented 97.9% of the Company’s total net revenues. On March 31, 2021, four customers, represented 70.0% of the Company’s accounts receivable balance (32.0%, 11.3%, 15.4% and 11.3%, respectively). On June 19, 2020, Amazon notified Prime EFS in writing that Amazon does not intend to renew the In-Force Agreement when that agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. The termination of the Amazon last-mile business had a material adverse impact on the Company’s business in the 1st fiscal quarter of 2021 and will have a material impact thereafter. As expected, the Company’s mid-mile business with Amazon terminated on or about May 14, 2021.  Unless and until this business is resumed or replaced, its loss will have a material adverse impact on the Company’s business in the 2nd fiscal quarter of 2021 and thereafter. As of May 17, 2021, the Company is still operating and plans to continue operating in the long-haul business.

During the three months year ended March 31, 2021 and 2010, the Company rented delivery vans and trucks from a limited number of vendors, some of which the Company has legal issues with (see Note 10). Any shortage of supply of vans and trucks available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

NOTE 14 – SUBSEQUENT EVENTS

Sale of Series E preferred shares and warrants

During April 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 32,127 shares of Series E and (ii) Warrants to purchase 42,857,143 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “April 2021 Series E Offering”). The gross proceeds to the Company were $375,000, or $11.67 per unit. The Company paid fees of $42,500 and received net proceeds of $332,500. The initial exercise price of the Warrants related to the April 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, the Company issued 8,571,4293 warrants to the placement agent at an initial exercise price of $0.01 per share.

Shares issued in connection with conversion of Series E preferred shares

During the period from April 1, 2021 to May 17, 2021, the Company issued 352,560,190 shares of its common stock in connection with the conversion of 210,232 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

Shares issued upon exercise of warrants

During the period from April 1, 2021 to May 17, 2021, the Company issued 46,333,436 shares of its common stock in connection with the cashless exercise of 75,700,286 warrants. The exercise price was based on contractual terms of the related warrant.

In May 2021, the Company received proceeds of $100,000 from the exercise of 10,000,000 warrants at $0.01 per share.

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

Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have or have not occurred. In addition to the other information included in this report, including the factors identified in Part II Item 1A of this report, and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

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

As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had minimal effects on our results of operations. We are experiencing higher net sales, which reflect increased demand, particularly as more people are staying at home, for household staples and other essential products, partially offset by decreased demand for discretionary consumer products, delayed procurement and shipment of non-priority products, and supply chain interruptions. Other effects include increased fulfillment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. We expect to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfillment costs and cost of sales as a percentage of net sales through at least Q2 2021, although it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on our results of operations during 2021, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

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

Approximately 77.5% of the Company’s revenue of $1,491,699 for the three months ended March 31, 2021 was attributable to Shypdirect’s mid-mile and long-haul business with Amazon. The termination of the Amazon last-mile business on September 30, 2020 had a material adverse impact on the Company’s business beginning in the 4th fiscal quarter of 2020. Additionally, as expected, the Company’s mid-mile business with Amazon terminated on or about May 14, 2021. Unless and until this business is resumed or replaced, its loss will have a material adverse impact on the Company’s business in the 2nd fiscal quarter of 2021 and thereafter. As of May 17, 2021, the Company is still operating and plans to continue operating in the long-haul business.

The Company will continue to: (i) seek to replace its lost Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020.

Overview

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company operates through its active subsidiaries as a logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services for predominantly online retailers.

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

On June 18, 2018 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime EFS”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime EFS members on the Acquisition Date (the “SPA”). Prime EFS was a New Jersey based transportation company with a focus on deliveries for on-line retailers in New York, New Jersey, and Pennsylvania until it ceased operations on September 30, 2020.

On July 24, 2018, we formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect is a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office. However, the Company ceased its box truck delivery service early in the second quarter of 2021.

On November 13, 2020, we formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, we executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”). The purchase price was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. The acquisition of DDTI made the Company an approved contracted service provider of FedEx, which, the Company believes fits in well with its current geographic coverage area and may lead to additional expansion opportunities within the FedEx network.

On November 16, 2020, we formed a wholly owned subsidiary, TLSS Acquisition, Inc., a company incorporated under the laws of the State of Delaware (“TLSS Acquisition”). On March 24, 2021, TLSS Acquisition acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“Cougar Express”). The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business for five years. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. We believe that the acquisition of Cougar Express fits our current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide us with a long-standing, well-run profitable operation as a step to begin replacing the revenue it lost as a result of Amazon’s terminating its delivery service provider business. Furthermore, we believe that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into our primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect’s operational capabilities.

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”).

The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the condensed consolidated financial statements contained in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Basis of Presentation

The condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Critical Accounting Policies and Significant Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Significant estimates included in the accompanying condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, the valuation of beneficial conversion features, and the value of claims against the Company.

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

Leases

On January 1, 2019, we adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. We will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

We recognize revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. We do not incur incremental costs obtaining service orders from our customers, however, if we did, because all of our customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that we recognize arises from deliveries of packages on behalf of the Company’s customers. Primarily, our performance obligations under these service orders correspond to each delivery of packages that we make under the service agreements. Control of the delivery transfers to the recipient upon delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

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

For the three months ended March 31, 2021 compared with the three months ended March 31, 2020

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2021 and 2020. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	For the Three Months Ended March 31,
	2021	2020
Revenues	$1,491,699	$8,635,060
Cost of revenues	1,898,778	7,855,749
Gross profit (loss)	(407,079)	779,311
Operating expenses	1,229,305	1,566,488
Loss from operations	(1,636,384)	(787,177)
Other expenses, net	(632,796)	(2,666,161)
Net loss	(2,269,180)	(3,453,338)
Deemed dividend related to ratchet adjustment, beneficial conversion features, and accrued dividends	(829,836)	(18,696,012)
Net loss attributable to common shareholders	$(3,099,016)	$(22,149,350)

Results of Operations

Revenues

For the three months ended March 31, 2021, our revenues were $1,491,699 as compared to $8,635,060 for the three months ended March 31, 2020, a decrease of $7,143,361, or 82.7%. This decrease was primarily a result of a decrease in revenue attributable to Prime EFS’s last-mile DSP business of $4,894,974, a decrease in revenue from Shypdirect’s mid-mile and long-haul business with Amazon of $2,405,722, and a decrease in revenue from other customers of $142,380. These decreases were offset from revenues generated from our newly acquired companies, DDTI and Cougar Express, of $242,568 and $57,147, respectively.

As discussed above, approximately 77.5% of our revenue of $1,491,699 for the three months ended March 31, 2021 was attributable to Shypdirect’s mid-mile and long-haul business with Amazon. The termination of the Amazon last-mile business on September 30, 2020 had a material adverse impact on the Company’s business beginning in the 4th fiscal quarter of 2020. Additionally, as expected, the Company’s mid-mile business with Amazon terminated on or about May 14, 2021.  Unless and until this business is resumed or replaced, its loss will have a material adverse impact on the Company’s business in the 2nd fiscal quarter of 2021 and thereafter. As of May 17, 2021, the Company is still operating and plans to continue operating in the long-haul business.

We will continue to: (i) seek to replace the lost Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. In connection thereto, in January 2021, we completed the acquisition of DDTI and in March 2021, we completed the acquisition of Cougar Express, as discussed elsewhere.

Cost of Revenues

For the three months ended March 31, 2021, our cost of revenues was $1,898,778 compared to $7,855,749 for the three months ended March 31, 2020, a decrease of $5,956,971, or 75.8%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. During the three months ended March 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020, which is included in cost of sales.

Gross Profit (Loss)

For the three months ended March 31, 2021, we had a gross loss of $407,079, or (27.3)% of revenues, as compared to gross profit of $779,311, or 9.0% of revenues, for the three months ended March 31, 2020, a decrease of $1,186,390, or 152.2%. The decrease in gross profit for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily resulted from a decrease in revenues and a decrease in operational efficiencies in Prime EFS and Shypdirect due to the termination of the Amazon last-mile business and decrease in revenues from our mid-mile and long-haul business. Additionally, as discussed above, during the three months ended March 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020.

Operating Expenses

For the three months ended March 31, 2021, total operating expenses amounted to $1,229,305 as compared to $1,566,488 for the three months ended March 31, 2020, a decrease of $337,183, or 21.5%. For the three months ended March 31, 2021 and 2020, operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
Compensation and related benefits	$368,609	$742,045
Legal and professional fees	530,538	414,810
Rent	133,955	164,350
General and administrative expenses	196,203	245,283
Total Operating Expenses	$1,229,305	$1,566,488

Compensation and related benefits

For the three months ended March 31, 2021, compensation and related benefits amounted to $368,609 as compared to $742,045 for the three months ended March 31, 2020, a decrease of $373,436, or 50.3%. During the three months ended March 31, 2021, the overall decrease in compensation and related benefits was attributable to a decrease in compensation paid to significant employees and the reduction of staff.

Legal and professional fees

For the three months ended March 31, 2021, legal and professional fees were $530,538 as compared to $414,810 for the three months ended March 31, 2020, an increase of $115,728, or 27.9%. During the three months ended March 31, 2021, we had an increase in legal fees of $151,523 related to an increase in ongoing legal matters, an increase in accounting fees of $96,766 incurred in the 2021 period that we incurred in the second quarter of 2020, and an increase in other professional fees of $54,779. These increases were offset by a decrease in consulting fees of $187,340 due to a decrease in the use of consultants used for business development.

Rent expense

For the three months ended March 31, 2021, rent expense was $133,955 as compared to $164,350 for the three months ended March 31, 2020, a decrease of $30,395, or 18.5%. This decrease was attributable to a decrease in rented parking spaces pursuant to short-term operating leases related to the Prime EFS and Shypdirect businesses.

General and administrative expenses

For the three months ended March 31, 2021, general and administrative expenses were $196,203 as compared to $245,283 for the three months ended March 31, 2020, a decrease of $49,080, or 20.0%. This decrease is primarily attributable to cost-cutting measures taken.

Loss from operations

For the three months ended March 31, 2021, loss from operations amounted to $1,636,384 as compared to $787,177 for the three months ended March 31, 2020, an increase of $849,207, or 107.9%.

Other expenses (income)

Total other expenses (income) include interest expense, derivative expense, gain on debt extinguishment, and other income. For the three months ended March 31, 2021 and 2020, other expenses (income) consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
Interest expense	$83,509	$3,046,727
Interest expense – related parties	22,192	107,138
Gain on debt extinguishment	(59,853)	(275,034)
Other income	(108,035)	(67,831)
Derivative expense (income)	694,983	(144,839)
Total Other Expenses, net	$632,796	$2,666,161

For the three months ended March 31, 2021 and 2020, aggregate interest expense was $105,701 and $3,153,865, respectively, a decrease of $3,048,164, or 96.7%. During the three months ended March 31,2020, we incurred a 30% default interest penalty of $1,387,785, which was included in interest expense. We did not incur this expense during the 2021 period. Additionally, the decrease in interest expense was attributable to a decrease in interest-bearing loans due to the conversion of debt to equity and a decrease in the amortization of original issue discount.

For the three months ended March 31, 2021 and 2020, the net gain on extinguishment of debt was $59,853 and $275,034, respectively, a decrease of $215,181. The gains on debt extinguishment were attributable to the settlement of convertible debt and warrants, the settlement of secured merchant loans, the conversion of convertible debt, and the settlement of other payables.

During the three months ended March 31, 2021 and 2020, we recorded other income of $108,035 and $67,831 which primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces.

For the three months ended March 31, 2021 and 2020, derivative expense (income) was $694,983 and $(144,839), respectively, a change of $839,822. During the three months ended March 31, 2021 and 2020, we recorded a derivative expense (income) related to the calculated initial derivative fair value of conversion options and warrants. Additionally, we adjusted our derivative liabilities to fair value and recorded derivative expense or income.

Net Loss

Due to factors discussed above, for the three months ended March 31, 2021 and 2020, net loss amounted to $2,269,180 and $3,453,338, respectively. For the three months ended March 31, 2021 and 2020, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series E preferred stock of $829,836 and $18,696,012, amounted to $3,099,016, or $(0.00) per basic and diluted common share, and $22,149,350, or $(1.79) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2021 and December 31, 2020, we had a cash balance of $662,914 and $579,283, respectively. Our working capital deficit was $18,968,045 on March 31, 2021. We reported a net increase in cash for the three months ended March 31, 2021 as compared to December 31, 2020 of $83,631 primarily as a result of net cash proceeds received from the sale of Series E preferred stock units of $3,258,000, offset by the use of net cash for acquisitions of $2,123,115 and by cash used in operations.

We do not believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. Our revenues decreased significantly since the fourth quarter of 2020 due to the termination of the Amazon last-mile business. Additionally, as discussed elsewhere, during the three months ended March 31, 2021 and on or about May 14, 2021, the date of termination of the Amazon Relay Carrier Terms of Service between Amazon and Shypdirect, there has been a significant decrease in cash flows from operations. We are seeking to (i) replace its last-mile DSP business and supplement its mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. In connection thereto, in January 2021, we completed the asset acquisition of DDTI and in March 2021, we completed the acquisition of Cougar Express, as discussed elsewhere.

Additionally, we are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of shares of common stock, the sale of Series E preferred stock, and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations.

Recent Financing Activities

August 30, 2019 convertible debt and related warrants

On August 30, 2019, the Company closed Securities Purchase Agreements (the “August 2019 Purchase Agreement”) with accredited investors. The August 2019 Notes and related August 2019 Warrants included down-round provisions under which the August 2019 Note conversion price and August 2019 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. During 2020 and prior, down-round protection was triggered. As of March 31, 2021 and December 31, 2020, the conversion price on the August 2019 Notes was $0.006 per share and the exercise price of the any remaining August 2019 Warrants was $0.006 per share. On March 31, 2021 and December 31, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $22,064, which consists of $22,064 of principal balance and default interest due.

Q1/Q2 2020 convertible debt and related warrants

During the year ended December 31, 2020, we issued and sold to certain investors convertible promissory notes in the aggregate principal amount of $2,068,000 (the “Q1/Q2 2020 Notes”) and warrants to purchase up to 827,200 shares of the Company’s common stock (the “Q1/Q2 2020 Warrants”). We received net proceeds of $1,880,000, which is net of a 10% original issue discounts of $188,000. The Q1/Q2 2020 Notes initially bore interest at 6% per annum and become due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1/Q2 2020 Note. During the existence of an Event of Default (as defined in the Q1/Q2 2020 Notes), which includes, amongst other events, any default in the payment of principal and interest payments (including Q1/Q2 2020 Note Amortization Payments) under any Q1/Q2 2020 Note or any other Indebtedness (as defined in the Q1/Q2 2020 Notes), interest accrues at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the issuance of each Q1/Q2 2020 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, a “Q1/Q2 2020 Note Amortization Payment”), was due and payable, until the Maturity Date (as defined in the applicable Q1/Q2 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable on such Q1/Q2 2020 Note will be immediately due and payable. The Q1/Q2 2020 Note Amortization Payments are being paid in cash unless the investor requests payment in the Company’s Common Stock in lieu of a cash payment (each, a “Q1/Q2 2020 Note Stock Payment”). If a holder of a Q1/Q2 2020 Note requests a Q1/Q2 2020 Note Stock Payment, the number of shares of common stock issued will be based on the amount of the applicable Q1/Q2 2020 Note Amortization Payment divided by 80% of the lowest VWAP (as defined in the Q1/Q2 2020 Notes) during the five Trading Day (as defined in the applicable Q1/Q2 2020 Note) period prior to the due date of such Q1/Q2 2020 Note Amortization Payment.

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

In the event the Company consummates a Public Offering while the Q1/Q2 2020 Notes are outstanding, then 25% of the net proceeds of such offering will, within two business days of the closing of such Public Offering, be applied to reduce the outstanding obligations pursuant to the Q1/Q2 2020 Notes. As the Equity Conditions have not been met, through March 31, 2021 and the date hereof, we have not prepaid any the Q1/Q2 2020 Notes, in whole or in part.

From the original issue date of a Q1/Q2 2020 Note until such Q1/Q2 2020 Note is no longer outstanding, such Q1/Q2 2020 Note is convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the Q1/Q2 2020 Notes) means, as of any date of determination, $0.40 per share, subject to adjustment as provided therein and summarized below. If an Event of Default (as defined in the Q1/Q2 2020 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the Q1/Q2 2020 Notes are convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the Q1/Q2 2020 Notes) during the 20 consecutive Trading Day (as defined in the Q1/Q2 2020 Notes) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the number of shares of Common Stock outstanding.

In the third fiscal quarter of 2020, the great majority of principal amount of Q1/Q2 2020 Notes was exchanged for Common Stock at the conversion price that applied if an Event of Default occurred. It is the Company’s position (and it was the Company’s intent at issuance) that, to the extent the Q1/Q2 2020 Notes were converted for Common Stock at the advantageous conversion price applicable to post-Events of Default, the Q1/Q2 Notes are not also entitled to receive the Mandatory Default Payment (as defined in the Q1/Q2 2020 Notes) of 130% of principal amount. However, since a note holder could conceivably disagree with the Company’s position in this regard, the Company has decided, out of an abundance of caution and despite its confidence that its construction of the Q1/Q2 2020 Notes is the only correct one, to accrue a reserve as if a note holder were entitled both to convert its Q1/Q2 Notes at the advantageous conversion price applicable to post-Events of Default and to receive the Mandatory Default Payment of 130% on the entire original principal amount of Q1/Q2 2020 Notes. Hence, as of March 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $736,866, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $64,535. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

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

On March 31, 2021 and December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

Sale of Series E Preferred Stock

On October 8, 2020, we entered into a Securities Purchase Agreement with the investors party thereto (collectively the “Investors”) pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 47,977 shares of Series E Convertible Preferred Stock (the “Series E”) and (ii) warrants (the “Warrants”) to purchase 23,988,500 shares of the Company’s common stock which are equal to 50% of the shares of common stock issuable upon conversion of the Series E if the Series E were converted on October 8, 2020 (the “October 2020 Series E Offering”). The gross proceeds to the Company were $640,000, or $13.34 per unit which is the stated value of each Series E share. We paid fees of $35,000 and received net proceeds of $605,000. The initial exercise price of the Warrants related to the October 2020 Series E Offering is $0.04 per share, subject to adjustment. Due to down-round provisions in the Warrants, the number of warrants was increased from 23,988,500 warrants to 95,954,000 warrants, and the exercise price was reduced to $0.01 per share.

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

During the three months ended March 31, 2021, we entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 310,992 shares of Series E and (ii) Warrants to purchase 414,857,146 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “Q1 2021 Series E Offering”). The gross proceeds to the Company were $3,630,000, or $11.67 per unit. We paid fees of $372,000 and received net proceeds of $3,258,000. The initial exercise price of the Warrants related to the Q1 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, we issued 82,971,429 warrants to the placement agent at an initial exercise price of $0.01 per share.

Conversions of Convertible Notes, Warrants and Convertible Preferred Stock

The Company’s trading price quoted on the OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.034 on March 31, 2021. This drop, together with anti-dilution protection features contained in the August 2019 Notes and August 2019 Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, caused the conversion prices of most of the Company’s outstanding notes and the exercise price of many of the Company’s outstanding warrants, to fall to $0.006. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock. During the period from February 25, 2020 to December 31, 2020, we issued 1,013,408,088 shares of our common stock in connection with the conversion of convertible notes payable and default interest of $8,353,965, accrued interest of $553,596, and fees of $9,080. Additionally, on January 11, 2021, we issued 15,454,545 shares of its common stock in connection with the conversion of a convertible note payable of $170,000. The conversion price was based on contractual terms of the related debt. On July 24, 2020, we issued 1,000,000 shares of our common stock upon the conversion of 1,000,000 shares of Series B preferred shares. Additionally, in 2020, we issued 155,914,308 shares of its common stock upon the cashless exercise of 157,297,448 warrants. Also, we issued 522,726,000 shares of common stock upon the conversion of 522,726 shares of series D preferred stock and issued other shares of common stock during fiscal 2020. Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 1,749,302,040 on March 31, 2021.

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

Additionally, on February 23, 2021, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company to authorize an increase of the number of shares of common stock that the Company may issue to 10,000,000,000 shares, par value $0.001 (the “2021 Amendment”). The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the Authorized Share Increase Amendment with the SEC on March 3, 2021.This consent was sufficient to approve the 2021 Amendment under Nevada law. The Company filed a definitive information statement on Schedule 14C on March 15, 2021 and first mailed that information statement to stockholders on March 15, 2021.

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

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the respective loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty-four-week period that commenced on the date the proceeds of each loan were received and at least 60% of any forgiven amount has been used for covered payroll costs. Any forgiveness of these PPP Loans will be subject to approval by the SBA and M&T Bank and will require Prime EFS and Shypdirect to apply for such treatment in the future. The Company exhausted such funds in the third quarter of 2020. In the fourth quarter of 2020, Shypdirect applied for full loan forgiveness of the Shypdirect PPP Loan. In the second quarter of 2021, Prime EFS applied for loan forgiveness on the Prime EFS PPP Loan in the amount of $2,691,884. However, any forgiveness of these PPP Loans is subject to approval by the SBA and M&T Bank and there is no guarantee that such forgiveness will be granted.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2021 amounted to $1,006,332. During the three months ended March 31, 2021, net cash used in operating activities was primarily attributable to a net loss of $2,269,180, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $85,760, derivative expense of $694,983, amortization of debt discount of $19,013, and gain on debt extinguishment of $59,853, and changes in operating assets and liabilities such as a decrease in accounts receivable of $164,345, a decrease in prepaid expenses and other current assets of $248,906, an increase in security deposit of $8,000, an increase in accounts payable and accrued expenses of $350,348, a decrease in insurance payable of $212,331, and a decrease in accrued compensation and related benefits of $21,886.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2021 amounted to $2,123,115 and consisted of net cash used for the acquisition of DDTI and Cougar Express.

Net cash used in investing activities for the three months ended March 31, 2020 amounted to $460,510 and consisted of cash paid for the purchase of five box trucks of $460,510.

Financing activities

For the three months ended March 31, 2021, net cash provided by financing activities totaled $3,213,078. During the three months ended March 31, 2021, we received proceeds from the sale of Series E preferred shares of $3,258,000, offset by the repayment of notes payable of $37,114, and the repayment of related party advances of $7,808.

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

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2021 and 2020, we had a net loss of $2,269,180 and $3,453,338 and net cash used in operations was $1,006,332 and $110,074, respectively. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $125,720,076, $14,906,922 and $18,968,045, respectively, on March 31, 2021. Furthermore, effective September 30, 2020 and in May 2021, we lost major contracts with its primary customer as described below.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (see Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise. The expiration of the Program Agreement upon expiration will have a material effect on the Company’s operation in the seconds quarter of 2021 and beyond. During the first quarter of 2021, the Company defaulted on certain truck leases . In connection with these defaults, the Lessor has demanded that the Company’s subsidiaries pay for the leased trucks in the amount of approximately $2,871,000.

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

It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. During the three months ended March 31, 2021 and in April 2021, the Company issued an aggregate of 343,119 shares of its Series E preferred stock for net proceeds of $3,258,000. The proceeds were used for the acquisition of Cougar Express and DDTI and for working capital purposes. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

We will continue to: (i) seek to replace its last-mile DSP Amazon business and supplement its mid-mile and long-haul Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute its restructuring plan. We are seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although we have historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that it will be able to continue to do so. If we are unable to replace its Amazon business, to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including John Mercadante, Jr, our Chief Executive Officer and Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2021. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was not effective as of that date because of material weaknesses in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

1)	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	The Company lacks segregation of duties;

3)	The Company lacks segregation of duties and monitoring controls regarding accounting because there are a limited staff of accountants maintaining the books and records;

4)	Our Chief Executive Officer does not have significant financial experience resulting in the Company’s use of outside consultants to assist in financial and public company expertise;

5)	The Company does not have adequate controls over pre-closing legal and accounting review of loan transactions or other financings;

6)	The Company did not have adequate controls over accounting systems that would prohibit unauthorized changes to historical accounting records. Recently, the Company implemented controls to address this situation;

7)	The Company lacks supervision of outside consultants who may negotiate transactions on behalf of the Company;

8)	The Company has not yet implemented any internal controls over financial reporting at its recently acquired subsidiary; and

9)	The Company lacks control over who is granted authorization to bind the Company or its subsidiaries to legal contracts.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended March 31, 2021. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

While it believes it has meritorious defenses to this action, out of an abundance of caution and without prejudice to its position in this matter, as of March 31, 2021, Prime EFS had accrued a contingency liability of $440,000 for purposes of this matter.

Bellridge Capital, L.P. and SCS, LLC v. TLSS

After discontinuing a prior action in federal court, on April 23, 2021, Bellridge Capital, L.P. (“Bellridge”) filed a civil action in New York Supreme Court, New York County, against TLSS and John Mercadante. This mater, the “Bellridge Action,” was assigned civil action number 652728/2021.

The complaint in the Bellridge Action asserts 11 causes of action: (1) against TLSI, allegedly for breach of a convertible promissory note issued June 18, 2018 (the “June 2018 Note”), which claim seeks $539,114.06 for allegedly unpaid principal plus interest, costs and expenses; (2) against TLSI, also allegedly for breach of June 2018 Note, which claim seeks $343,000 plus interest, costs and expenses for TLSI’s alleged failure to honor certain conversion notices in timely fashion; (3) against TLSI, allegedly for breach of a promissory note dated December 26, 2018 (the “December 2018 Note”), which claim seeks $196,699 plus interest, costs and expenses for amounts allegedly unpaid under the note; (4) against TLSI, purportedly for breach of an exchange agreement between Bellridge and TLSI dated April 13, 2019 (the “Exchange Agreement”), which claim seeks $3,337,500 plus costs and interest; (5) against TLSI and Mercadante, allegedly for fraud in connection with the Exchange Agreement, which claim seeks $447,500 plus costs and interest; (6) against TLSI and Mercadante, allegedly for negligent misrepresentation in connection with the Exchange Agreement, which claim seeks $447,500 plus costs and interest, in the alternative to the 5th claim; (7) against TLSI, allegedly for breach of certain preferred stock terms relating to the conversion of 31,500 series A preferred shares, which claim seeks not less than $57,960; (8) against TLSI and Mercadante, allegedly for fraudulent inducement of an August 2019 subordination agreement, which claim seeks a declaration annulling the subordination agreement; (9) against TLSI, allegedly for failing to provide all consideration recited in a subordination letter, which claim seeks a declaration that Bellridge is discharged from its obligations under the subordination agreement; (10) against TLSI, allegedly for failing to honor a condition precedent to the subordination agreement, which claim seeks a declaration that Bellridge is discharged from any obligations under the subordination agreement; and (11) against TLSI, allegedly for breach of the subordination agreement and/or subordination letter, which claim seeks damages in an amount to be determined at trial.

The purchase price stated in the June 2018 Note is $1,664,995. The principal amount of the June 2018 Note is $2,413,999.50. Hence the June 2018 Note was issued at a 33.33% discount (OID). The June 18 Note calls for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the Note is one year. The June 2018 Note calls for the application of New York law. OID is treated as interest for purposes of the New York usury statutes (both civil and criminal). Since total interest payable under the Note at issuance was 41% per annum, for a period of one year, TLSI believes the June 2018 Note was void ab initio under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

The purchase price stated in the December 2018 Note is $300,000. The principal amount of the December 2018 Note is $330,000. Hence the December 2018 Note was issued at a 10% discount (OID). The Note calls for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the Note is under 90 days; that is, it was made payable, in full, on March 15, 2019, after which the principal amount increases “by 30%” and default interest is due under the instrument at a rate of 18% per annum (§ 7(b)). The December 2018 Note, by its terms, is governed by New York law. As noted above, OID is to be treated as interest for purposes of the New York usury statutes (both civil and criminal). Since total interest payable under the Note, over its term of under 90 days, was more than 40% per annum, TLSI believes that the December 2018 Note, like the June 12018 Note, is void under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

When Bellridge offered to engage in the Exchange Agreement, Bellridge was able to dictate terms and extract concessions from TLSI that were commercially unreasonable and unconscionable. It was able to do so solely because of its violations of N.Y. Penal Law § 190.40 Bellridge in July 2018. As such, TLSI believes the Exchange Agreement is null and void under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

The defendants in this action have until June 4, 2021, to serve answer to the complaint in this matter or to move against it. The defendants believe they have good defenses to all claims alleged in the matter, including without limitation the defense of usury as outlined above. Both the Company and Mr. Mercadante intend to defend this case vigorously.

Based on the early stage of this matter, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

SCS, LLC v. Transportation and Logistics Systems, Inc.

On January 14, 2021, a civil action was filed against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Case No. 50-2020-CA-012684-xxxx-MB.

The plaintiff in the case, SCS, LLC (“SCS”) alleges it is a limited liability company that entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

On February 9, 2021, the Company filed its answer, defenses and counterclaims to this action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and breaches of its duties under the consulting agreement. SCS filed a motion to strike TLSI’s defenses and counterclaims and TLSI has opposed that application. Those motions remain sub judice.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint. The Company therefore intends to defend this case vigorously.

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

The Company’s current management has tendered the complaint to its directors’ and officers’ liability carrier for defense and indemnity purposes, which coverage is subject to a $250,000 self-insured retention. Company management, Mr. Giordano and Ascentaur LLC each advise that they deny each and every allegation of wrongdoing alleged in the complaint. Among other things, current management asserts that it made every effort to consummate an equity offering in late 2019 and early 2020 and could not do so solely because of the Company’s precarious financial condition. Current management also asserts it made clear to SCS and other preferred equity holders, before they converted their shares into common stock, that there was no guarantee the Company would be able to consummate an equity offering in late 2019 or early 2020. In addition, current management asserts that it received equity in the Company on terms that were entirely fair to the Company and entered into MCA transactions solely because there was no other financing available to the Company.

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

SCS has a right to file court papers opposing the above motion and thereafter the defendants intend to file reply papers in further support of the motion (the “MTD”). To date, the court has not entered an order scheduling these filings or a hearing on the MTD.

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

The motions to dismiss are currently sub judice. The case is currently in discovery.

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

On January 29, 2021, both TLSI and Prime EFS, LLC timely moved to the dismiss the Amended Complaint. Opposition and reply papers on this motion were filed in February 2021. Meanwhile, on March 11, 2021, the court entered an order in the case requiring all fact discovery to be concluded by September 9, 2021.

As of December 31, 2020, out of an abundance of caution and without prejudice to its position in this matter, a $94,000 liability is included in due to related parties on Prime EFS’s balance sheet as of such date. However, if the motion to dismiss is denied, TLSS and/or Prime will file counterclaims seeking at least $168,750 from Ms. Mazzola.

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

Valesky v. Prime EFS, Shypdirect and TLSI

Plaintiff, an ex-dispatcher for Prime EFS, brought this action in the U.S. District Court for the District of New Jersey under the Family and Medical Leave Act of 1993 and the New Jersey Law Against Discrimination seeking unspecified compensatory and punitive damages. In April 2021, we settled this matter for a payment of $35,000.

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

If, as threatened, Mr. Nicholson files suit for non-payment under either or both promissory notes, it is anticipated that the defendants will mount a vigorous defense to the action. Among other things, it is Prime EFS’s position that Mr. Nicholson knew or should have known that the promissory notes dated February 13, 2019, and April 24, 2019 were invalid and unenforceable, since they were signed by Rosemary Mazzola, as owner or managing member of Prime, and it was public information that, after June 18, 2018, Ms. Mazzola was no longer an owner or managing member of Prime EFS.

Nevertheless, out of an abundance of caution and without prejudice to its position in this matter, as of March 31, 2021, Prime EFS recorded notes payable due of $220,000 and accrued interest payable of $56,424.

Ryder Truck Rental, Inc. Demand Letter

On March 2, 2021, Shypdirect received a demand letter from Ryder Truck Rental, Inc. (“Ryder”) related to a breach of the Truck Lease and Service Agreement between Shypdirect and Ryder, dated October 9, 2018. Pursuant to the letter, Ryder terminated the Truck Lease and Service Agreement for failure to pay invoices due. Pursuant to the letter, Ryder also elected to require Shypdirect to purchase all of the terminated Vehicle(s) in accordance with the agreement for $2,871,272. In connection with this breach, as of December 31, 2020, the Company wrote off security deposits of $164,565 and has a recorded contingent liability, owed solely by Shypdirect, of $2,871,272 which is related to the default on truck leases for non-payment of monthly lease payments and the lessor’s demand for payment of the trucks for an aggregate contingency loss of $3,035,837. Shypdirect intends to dispute this demand. In addition, Shypdirect has returned all of the trucks to Ryder as Shypdirect is no longer using them.

Other than discussed above, as of March 31, 2021, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, we entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 310,992 shares of Series E and (ii) Warrants to purchase 414,857,146 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “Q1 2021 Series E Offering”). The gross proceeds to the Company were $3,630,000, or $11.67 per unit. We paid fees of $372,000 and received net proceeds of $3,258,000. The initial exercise price of the Warrants related to the Q1 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, we issued 82,971,429 warrants to the placement agent at an initial exercise price of $0.01 per share.

On January 11, 2021, we issued 15,454,545 shares of our common stock in connection with the conversion of a convertible note payable of $170,000. The conversion price was based on contractual terms of the related debt.

The above securities were issued in reliance upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information contained in “Note 7 - Convertible Promissory Notes Payable and Notes Payable” is incorporated by reference to this Part II, Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:
3.1	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2020).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 9, 2020).
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021).
4.1	Form of Convertible Note dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.2	Form of Warrant dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
10.1	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).
10.2	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).
10.3	Form of Securities Purchase Agreement related to Series E Preferred Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 9, 2020).
10.4	Form of Registration Rights Agreement related to Series E Preferred Stock (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 9, 2020).
10.5	Form of Amendment to Series E Transaction Documents, effective January 21, 2021, between TLSS and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K dated January 28, 2021).
10.6	Stock Purchase Agreement, dated March 22, 2021, related to the sale of Series E preferred stock (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 23, 2021).
10.7	Stock Purchase Agreement, dated March 24, 2021, between TLSS Acquisition, Inc. (a wholly owned subsidiary of the Company) and Cougar Express, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: May 17, 2021	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

