Form 10-Q
period 2021-06-30
Transportation & Logistics Systems, Inc.
filed 2021-08-13
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2021
Common Stock, $0.001	2,601,346,631

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$631,881	$579,283
Accounts receivable, net	423,069	372,922
Prepaid expenses and other current assets	416,027	443,410

Total Current Assets	1,470,977	1,395,615

OTHER ASSETS:
Security deposit	66,340	94,000
Property and equipment, net	796,872	598,807
Intangible assets, net	2,460,326	-
Right of use assets, net	676,811	1,445,274

Total Other Assets	4,000,349	2,138,081

TOTAL ASSETS	$5,471,326	$3,533,696

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts of $0 and $83,548, respectively	$-	$979,216
Notes payable, current portion, net of debt discount of $0 and $0, respectively	4,626,661	3,919,544
Note payable - related party	500,000	500,000
Accounts payable	1,409,557	1,104,263
Accrued expenses	500,552	424,595
Insurance payable	1,971,173	1,985,893
Contingency liabilities	3,311,272	3,311,272
Lease liabilities, current portion	422,161	380,843
Derivative liability	-	4,181,187
Due to related parties	218,322	297,692
Accrued compensation and related benefits	894,066	922,396

Total Current Liabilities	13,853,764	18,006,901

LONG-TERM LIABILITIES:
Notes payable, net of current portion	446,620	437,594
Lease liabilities, net of current portion	911,029	1,102,617

Total Long-term Liabilities	1,357,649	1,540,211

Total Liabilities	15,211,413	19,547,112

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 700,000 and 700,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (Liquidation value $700 and $700, respectively)	700	700
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively ($6.00 per share liquidation value)	-	-
Series E preferred stock, par value $0.001 per share; 562,250 shares designated; 108,150 and 105,378 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively ($13.34 per share liquidation value)	108	105
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 2,485,934,060 and 1,733,847,494 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,485,934	1,733,848
Additional paid-in capital	109,966,487	104,872,991
Accumulated deficit	(122,193,316)	(122,621,060)

Total Shareholders’ Deficit	(9,740,087)	(16,013,416)

Total Liabilities and Shareholders’ Deficit	$5,471,326	$3,533,696

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES	$1,574,494	$8,558,815	3,066,193	$17,193,875

COST OF REVENUES	1,345,538	6,997,856	3,244,316	14,853,605

GROSS PROFIT (LOSS)	228,956	1,560,959	(178,123)	2,340,270

OPERATING EXPENSES:
Compensation and related benefits	344,053	662,503	712,662	1,404,548
Legal and professional fees	452,915	2,487,896	983,453	2,902,706
Rent	233,601	175,261	367,556	339,611
General and administrative expenses	301,732	196,368	497,935	441,651
Loss on lease abandonment	616,074	-	616,074	-

Total Operating Expenses	1,948,375	3,522,028	3,177,680	5,088,516

LOSS FROM OPERATIONS	(1,719,419)	(1,961,069)	(3,355,803)	(2,748,246)

OTHER (EXPENSES) INCOME:
Interest expense	(135,450)	(1,940,912)	(218,959)	(4,987,639)
Interest expense - related parties	(22,438)	(22,438)	(44,630)	(129,576)
Gain on debt extinguishment, net	1,505,088	5,968,560	1,564,941	6,243,594
Other income	75,787	107,137	183,822	174,968
Derivative (expense) income, net	3,979,289	(69,806,610)	3,284,306	(69,661,771)

Total Other (Expenses) Income	5,402,276	(65,694,263)	4,769,480	(68,360,424)

INCOME (LOSS) BEFORE INCOME TAXES	3,682,857	(67,655,332)	1,413,677	(71,108,670)

Provision for income taxes	-	-	-	-
		.
NET INCOME (LOSS)	3,682,857	(67,655,332)	1,413,677	(71,108,670)

Deemed dividends related to ratchet adjustment, beneficial conversion features, and accrued dividends	(156,097)	-	(985,933)	(18,696,012)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,526,760	$(67,655,332)	$427,744	$(89,804,682)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Basic	$0.00	$(0.26)	$0.00	$(0.66)
Diluted	$0.00	$(0.26)	$0.00	$(0.66)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,125,141,567	261,417,292	1,937,320,808	136,885,211
Diluted	2,539,874,797	261,417,292	2,352,054,038	136,885,211

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	700,000	$700	105,378	$105	1,733,847,494	$1,733,848	-	$-	$104,872,991	$(122,621,060)	$(16,013,416)

Common stock issued for debt conversion	-	-	-	-	15,454,546	15,454	-	-	154,546	-	170,000

Sales of Series E preferred share units	-	-	310,992	311	-	-	-	-	3,257,689	-	3,258,000

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	777,510	(829,836)	(52,326)

Net loss	-	-	-	-	-	-	-	-	-	(2,269,180)	(2,269,180)

Balance, March 31, 2021	700,000	700	416,370	416	1,749,302,040	1,749,302	-	-	109,062,736	(125,720,076)	(14,906,922)

Common stock issued for debt conversion	-	-	-	-	44,282,163	44,282			329,174	-	373,456

Sales of Series E preferred share units	-	-	32,126	32	-	-	-	-	332,468	-	332,500

Common stock issued for conversion of Series E preferred shares			(340,346)	(340)	571,296,287	571,296	-	-	(570,956)	-	-

Common stock issued for warrant exercise					121,053,570	121,054	-	-	564,660	-	685,714

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	143,872	-	143,872

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	104,533	(156,097)	(51,564)

Net income	-	-	-	-	-	-	-	-	-	3,682,857	3,682,857

Balance, June 30, 2021	700,000	$700	108,150	$108	2,485,934,060	$2,485,934	-	-	$109,966,487	$(122,193,316)	$(9,740,087)

	Preferred Stock Series B		Preferred Stock Series E		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	1,700,000	$1,700	-	-	11,832,603	$11,833	25,000	$25	$47,715,878	$(60,615,860)	$(12,886,424)

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	73,725	-	73,725

Common stock issued for debt conversion	-	-	-	-	5,290,406	5,290	-	-	336,229	-	341,519

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	172,720	-	172,720

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	262,872	-	262,872

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	31,250	-	31,250

Reclassification of warrants from equity to derivative liabilities	-	-	-	-	-	-	-	-	(11,381,885)	-	(11,381,885)

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	18,696,012	(18,696,012)	-

Net loss	-	-	-	-	-	-	-	-	-	(3,453,338)	(3,453,338)

Balance, March 31, 2020	1,700,000	$1,700			17,123,009	17,123	25,000	25	55,906,801	(82,765,210)	(26,839,561)

Cancellation of issuable shares	-	-			-	-	(25,000)	(25)	25	-	-

Reduction of put premium upon conversion	-	-			-	-	-	-	311,660	-	311,660

Common stock issued for debt conversion, accrued interest and fees	-	-			412,573,593	412,573	-	-	2,317,667	-	2,730,240

Beneficial conversion effect related to debt conversions	-	-			-	-	-	-	15,531,703	-	15,531,703

Common shares issued for cashless warrant exercise	-	-			70,203,889	70,204	-	-	(70,204)	-	-

Warrants issued for services	-	-			-	-	-	-	1,963,291	-	1,963,291

Accretion of stock-based compensation	-	-			-	-	-	-	5,208	-	5,208

Net loss	-	-	-	-	-	-	-	-	-	(67,655,332)	(67,655,332)

Balance, June 30, 2020	1,700,000	$1,700	-	$-	499,900,491	$499,900	-	$-	$75,966,151	$(150,420,542)	$(73,952,791)

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,413,677	$(71,108,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	293,616	28,144
Amortization of debt discount to interest expense	83,548	2,768,270
Stock-based compensation and consulting fees	-	1,999,749
Other non-cash interest and fees	-	8,180
Interest expense related to debt default	-	1,531,335
Derivative (income) expense, net	(3,284,306)	69,661,771
Non-cash portion of gain on extinguishment of debt, net	(1,564,941)	(6,296,141)
Loss on lease abandonment	616,074	-
Rent expense	2,119	9,511
Bad debt recovery	(11,240)	-
Other non-cash gain	(11,808)	-
Change in operating assets and liabilities:
Accounts receivable	226,268	40,236
Prepaid expenses and other current assets	34,917	(523,340)
Security deposit	61,000	(130,750)
Accounts payable and accrued expenses	264,692	19,411
Insurance payable	(14,720)	253,611
Accrued compensation and related benefits	(28,330)	346,901

NET CASH USED IN OPERATING ACTIVITIES	(1,919,434)	(1,391,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(460,510)
Cash acquired in acquisition	10,031	-
Cash used for acquisitions	(2,133,146)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,123,115)	(460,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series E preferred share units	3,590,500	-
Proceeds from convertible notes payable	-	1,880,000
Proceeds from exercise of warrants	685,714	-
Repayment of convertible notes payable	-	(257,139)
Net proceeds from notes payable	-	4,479,662
Repayment of notes payable	(195,697)	(2,765,961)
Net proceeds (payments) on related party advances	14,630	(103,123)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,095,147	3,233,439

NET INCREASE IN CASH	52,598	1,381,147

CASH, beginning of period	579,283	50,026

CASH, end of period	$631,881	$1,431,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$67,839	$1,107,788
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$-	$262,872
Increase in derivative liability and debt discount	$-	$1,702,473
Conversion of debt and accrued interest for common stock	$543,457	$3,063,579
Reclassification of accrued interest to debt	$-	$89,262
Reclassification of due to related parties to accrued expenses	$94,000	$-
Decrease in put premium and paid-in capital	$-	$385,385
Reclassification of warrant value from equity to derivative liabilities	$-	$11,381,885
Deemed dividend related to price protection and beneficial conversion features	$882,043	$18,696,012

ACQUISITIONS:
Assets acquired:
Accounts receivable	$265,175	$-
Prepaid expenses	7,534	-
Property and equipment	257,416	-
Right of use assets	44,388	-
Other receivable	622,240	-
Security deposits	33,340	-
Total assets acquired	1,230,093	-
Less: liabilities assumed:
Accounts payable	132,155	-
Accrued expenses	79,138	-
Notes payable	1,491,458	-
Lease liabilities	44,388	-
Total liabilities assumed	1,747,139
Increase in intangible assets - non-cash	$517,046	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On June 18, 2018 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime EFS”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime EFS members on the Acquisition Date. Prime EFS was a New Jersey based transportation company that generated substantially all of its revenues from Amazon Logistics, Inc. (“Amazon”) in New York, New Jersey, and Pennsylvania until it ceased operations on September 30, 2020 due to Amazon’s non-renewal of its Delivery Service Partner (DSP) Agreement with Prime EFS, as described below.

On July 24, 2018, the Company formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect was a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office. Since its inception, Shypdirect generated substantially all of its revenues from Amazon, Inc. As described below, Amazon elected to terminate its Amazon Relay Carrier Terms of Service with Shypdirect. Accordingly, in June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased all operations.

On June 19, 2020, Amazon notified Prime EFS in writing (the “Prime EFS Termination Notice”), that Amazon would not renew its Delivery Service Partner (DSP) Agreement with Prime EFS when that agreement (the “In-Force Agreement”) expired on September 30, 2020 and such In-Force Agreement, in fact, expired on September 30, 2020.

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

During the year ended December 31, 2020 and 2019, one customer, Amazon, represented 96.7% and 98.7% of the Company’s total net revenues Approximately 51.1% of the Company’s revenue of $3,066,193 for the six months ended June 30, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations.

While the Company has commenced replacing its Amazon business with the acquisitions as set forth below, such initiatives are consistent with its already existing business plan to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute its restructuring plan which commenced in February 2020.

On November 13, 2020, the Company formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, the Company executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks (See Note 3).

On November 16, 2020, the Company formed a wholly owned subsidiary, TLSS Acquisition, Inc., a company incorporated under the laws of the State of Delaware (“TLSS Acquisition”). On March 24, 2021, TLSS Acquisition acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area (“Cougar Express”). Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country (See Note 3).

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”). Through June 30, 2021, Shyp CX was inactive.

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

JUNE 30, 2021

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

Going concern consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2021 and 2020, the Company had net income (loss) of $1,413,677 and $(71,108,670) and net cash used in operations was $1,919,434 and $1,391,782, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $122,193,316, $9,740,087, and $12,382,787, respectively, on June 30, 2021. Furthermore, effective September 30, 2020 and in May 2021, the Company lost major contracts with its primary customer as described below.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (see Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations. During the first quarter of 2021, the Company’s subsidiaries defaulted on certain truck leases. In connection with these defaults, the Lessor has demanded that the Company’s subsidiaries pay for the leased trucks in the amount of approximately $2,871,000 which was accrued and included in contingency liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (see Note 10).

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had minimal effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company continues to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, product demand in other categories, and increased fulfilment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2021, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations.

It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. During the six months ended June 30, 2021, the Company issued an aggregate of 343,118 shares of its Series E preferred stock for net proceeds of $3,590,500 (see Note 9). The proceeds were used for the acquisition of Cougar Express and DDTI and for working capital purposes. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital. Additionally, during the three months ended June 30, 2021, the Company received proceeds of $685,714 from the exercise of stock warrants (see Note 9).

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on June 30, 2021 and December 31, 2020:

	On June 30, 2021			On December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$—	—	—	$4,181,187

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Six Months ended June 30, 2021	For the Six Months ended June 30, 2020
Balance at beginning of period	$4,181,187	$2,135,939
Initial valuation of derivative liabilities included in debt discount	-	1,702,474
Initial valuation of derivative liabilities included in derivative expense	-	14,892,068
Gain on extinguishment of debt related to repayment/conversion of debt	(896,881)	(22,068,971)
Reclassification of warrants from equity to derivative liabilities	-	11,381,885
Change in fair value included in derivative (gain) expense	(3,284,306)	54,769,703
Balance at end of period	$-	$62,813,098

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On June 30, 2021, cash in bank in excess of FDIC insured levels amounted to approximately $360,000. The Company has not experienced any losses in such accounts through June 30, 2021.

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the six months ended June 30, 2021 and 2020, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

Derivative financial instruments

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all of its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for convertible debt and Series B and E preferred shares (using the as-if converted method). These common stock equivalents may be dilutive in the future.

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) per common share - basic:
Net income (loss) attributable to common stockholders	$3,526,760	$(67,655,332)	$427,744	$(89,804,682)
Weighted average common shares outstanding – basic	2,125,141,567	261,417,292	1,937,320,808	136,885,211
Net income (loss) per common share – basic	$0.00	$(0.26)	$0.00	$(0.66)

Income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders – basic	$3,526,760	$(67,655,332)	$427,744	$(89,804,682)
Add: Series E dividends	156,097	-	985,933	-
Numerator for income (loss) per common share – diluted	$3,682,857	$(67,655,332)	$1,413,677	$(89,804,682)
Weighted average common shares outstanding – basic	2,125,141,567	261,417,292	1,937,320,808	136,885,211
Add: dilutive shares related to:
Warrants	270,461,130	-	270,461,130	-
Series E preferred	144,272,100	-	144,272,100	-
Weighted average common shares outstanding – diluted	2,539,874,797	261,417,292	2,352,054,038	136,885,211
Net income (loss) per common share – diluted	$0.00	$(0.26)	$0.00	$(0.66)

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the six months ended June 30, 2021 and 2020 as they would have an anti-dilutive impact on the Company’s net income (loss) in that period and consisted of the following:

	June 30, 2021	June 30, 2020
Stock warrants	30,622,278	561,568,464
Stock options	80,000	80,000
Convertible debt	-	698,058,084
Series B convertible preferred stock	700,000	1,700,000
Series E convertible preferred stock	-	-
	31,402,278	1,261,406,548

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 3 – ACQUISITIONS

On January 15, 2021, through Shyp FX, the Company executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks. The purchase price was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. The acquisition of DDTI made the Company an approved contracted service provider of FedEx, which, the Company believes fits in well with its current geographic coverage area and may lead to additional expansion opportunities within the FedEx network.

On March 24, 2021, TLSS Acquisition acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the New York tri-state area (“Cougar Express”). The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business for five years. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. The Company believes that the acquisition of Cougar Express fits its current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide the Company with a long-standing, well-run profitable operation as a step to begin replacing the revenue it lost as a result of Amazon’s terminating its delivery service provider business. Furthermore, the Company believes that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into the Company’s primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect’s operational capabilities.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the six months ended June 30, 2021 and 2020, acquisition and transaction related expenses primarily consisted of legal fees of approximately $8,200 and $0, respectively. Additionally, the Company paid expenses and fees relating to the sale of Series E preferred stock in which a portion of the proceeds were used to pay the cash portion of the consideration (see Note 9).

NOTE 4 – ACCOUNTS RECEIVABLE

On June 30, 2021 and December 31, 2020, accounts receivable, net consisted of the following:

	June 30, 2021	December 31, 2020
Accounts receivable	$423,069	$392,922
Allowance for doubtful accounts	-	(20,000)
Accounts receivable, net	$423,069	$372,922

NOTE 5 - PROPERTY AND EQUIPMENT

On June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Life	June 30, 2021	December 31, 2020
Delivery trucks and vehicles	3 - 6 years	$1,025,667	$761,652
Equipment	1 - 5 years	51,301	3,470
Subtotal		1,076,968	765,122
Less: accumulated depreciation		(280,096)	(166,315)
Property and equipment, net		$796,872	$598,807

For the six months ended June 30, 2021 and 2020, depreciation expense is included in general and administrative expenses and amounted to $113,781 and $28,144, respectively.

NOTE 6 – INTANGIBLE ASSETS

On June 30, 2021 and December 31, 2020, intangible asset consisted of the following:

	Useful life	June 30, 2021	December 31, 2020
Customer relations	3 - 5 years	$2,490,161	-
Non-compete agreement	5 years	150.000	-
		2,640,161	-
Less: accumulated amortization		(179,835)	-
		$2,460,326	$-

For the six months ended June 30, 2021 and 2020, amortization of intangible assets amounted to $179,835 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2022	$577,825
2023	577,825
2024	520,771
2025	453,342
2026	330,563
$2,460,326

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE

August 30, 2019 convertible debt and related warrants

On August 30, 2019, the Company closed Securities Purchase Agreements (the “August 2019 Purchase Agreements”) with accredited investors. The August 2019 Notes and related August 2019 Warrants included down-round provisions under which the August 2019 Note conversion price and August 2019 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. During 2020 and prior, down-round protection was triggered. As of March 31, 2021 and December 31, 2020, the conversion price on the August 2019 Notes was $0.006 per share and the exercise price of any remaining August 2019 Warrants was $0.006 per share. On June 30, 2021 and December 31, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $0 and $22,064, which consists of $0 and $22,064 of principal/default interest balances due, respectively.

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

In the third fiscal quarter of 2020, the great majority of principal amount of Q1/Q2 2020 Notes was exchanged for Common Stock at the conversion price that applied if an Event of Default occurred. It is the Company’s position (and it was the Company’s intent at issuance) that, to the extent the Q1/Q2 2020 Notes were converted for Common Stock at the advantageous conversion price applicable to post-Events of Default, the Q1/Q2 Notes are not also entitled to receive the Mandatory Default Payment (as defined in the Q1/Q2 2020 Notes) of 130% of principal amount. During 2020, since a note holder could conceivably disagree with the Company’s position in this regard, the Company has decided, out of an abundance of caution and despite its confidence that its construction of the Q1/Q2 2020 Notes is the only correct one, to accrue a reserve as if a note holder were entitled both to convert its Q1/Q2 Notes at the advantageous conversion price applicable to post-Events of Default and to receive the Mandatory Default Payment of 130% on the entire original principal amount of Q1/Q2 2020 Notes.

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the three months ended June 30, 2021, the Company reversed the accrued Mandatory Penalty amount due of $664,400 and recorded a gain on debt extinguishment of $664,400. Additionally, during the three months ended June 30, 2021, the Company issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of June 30, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

During the three months ended June 30, 2021, the Company issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of June 30, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0. On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

Other convertible debt

As discussed in Note 8 below, on August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bears no interest and is payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder shall have the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20.000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. On December 31, 2020, convertible notes payable related to this Note amounted to $170,000. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note and accordingly, as of June 30, 2021, the convertible note balance is $0..

Summary of derivative liabilities

During the six months ended June 30, 2021 and 2020, due to the non-payment of amortization payments due, substantially all convertible notes were deemed in default. Since the default principal due is convertible at the same default terms contained in the related convertible notes, the Company determined that various terms of the convertible notes discussed above caused derivative treatment of the embedded conversion options related to the principal and default principal due. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option related to the principal and default principal due were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives related to the principal balance default principal due was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

As discussed above, the Company issued debt that consists of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, default provisions and payment of amortization payments in stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of each promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable may exceed the Company’s authorized share limit, effective January 30, 2020, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities. On January 30, 2020, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted. Accordingly, the Company recorded a reclassification from paid-in capital to derivative liabilities of $11,381,885 for warrants becoming tainted. On January 30, 2020, the fair value of the warrants to be reclassified to derivative liabilities was determined using the Binomial valuation model.

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

During the six months ended June 30, 2021 and 2020, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model with the following assumptions:

	2021	2020
Expected dividend rate	-	-
Expected term (in years)	0.75 to 5.00	1.00 to 5.00
Volatility	169.7% to 367.0%	154.2% to 362.0%
Risk-free interest rate	0.04% to 0.87%	0.15% to 1.62%

On June 30, 2021 and December 31, 2020, convertible promissory notes are as follows:

	June 30, 2021	December 31, 2020
Principal and default penalty amount	$-	$1,062,764
Less: unamortized debt discount	-	(83,548)
Convertible notes payable, net	-	979,216
Less: current portion of convertible notes payable	-	(979,216)
Convertible notes payable, net – long-term	$-	$-

On December 31, 2020, the principal and default penalty amount due of $1,062,764 consisted of promissory note principal balances due of $351,000 and default penalty amounts due of $711,764.

For the six months ended June 30, 2021 and 2020, amortization of debt discounts related to convertible notes amounted to $83,548 and $2,162,507, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 8 – NOTES PAYABLE

Promissory notes

On June 30, 2021 and December 31, 2020, Prime EFS notes payable related to Assumed Secured Merchant Loans and promissory notes amounted to $80,490 and $80,490, respectively.

In connection with the acquisition of Prime EFS, the Company assumed several notes payable liabilities due to entities or individuals. These notes have effective interest rates ranging from 7% to 10% and are unsecured. On June 30, 2021 and December 31, 2020, Prime EFS remaining notes payable to an entity amounted to $40,000 and $40,000, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These notes were due between 45 and 273 days from the respective note issuance date. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. During the year ended December 31, 2020, the Company borrowed additional fund from individuals of $443,000, and received net proceeds of $423,000, net of original issue discount of $20,000, the Company repaid $320,500 of these funds, and a note with a principal balance of $195,000 was transferred into the April 20, 2020 convertible note discussed above. Furthermore, on June 30, 2020, one of these notes with a principal balance due of $150,000 and accrued interest payable of $82,274 was settled and a new note was entered into with a principal balance of $200,000. This new note bores no interest and was payable in monthly payments of $7,500 commencing on July 1, 2020 until paid in full. The Company repaid $15,000 of such note. On August 28, 2020, this note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000 (See Note 7). On June 30, 2021 and December 31, 2020, Prime EFS notes payable related to one remaining individual amounted to $220,000 and $220,000, respectively.

On January 15, 2021, in connection with the acquisition of DDTI, the Company issued a promissory note in the amount of $400,000. The principal amount of $400,000 is payable in four installments of $100,000 plus accrued interest as follows: $100,000 plus accrued interest was due and paid on April 15, 2021, $100,000 plus accrued interest was due and paid on July 15, 2021, $100,000 plus accrued interest is due on October 15, 2021 and $100,000 plus all remaining accrued interest is due on January 15, 2022. Interest accrues at 4% per annum. On June 30, 2021, the liability related to this note was $300,000.

On March 24, 2021, in connection with the acquisition of Cougar Express, the Company issued a promissory note in the amount of $350,000. The principal amount of $350,000 is payable in two installments of $175,000 plus accrued interest as follows: $175,000 plus accrued interest is due on September 23, 2021 and $175,000 plus all remaining accrued interest is due on March 23, 2022. Interest accrues at 6% per annum. On June 30, 2021, the liability related to this note was $350,000.

Equipment and auto notes payable

In connection with the acquisition of Prime EFS, the Company assumed several equipment notes payable liabilities due to entities. On June 30, 2021 and December 31, 2020, Prime EFS equipment notes payable to these entities amounted to $36,233 and $43,363, respectively.

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. On June 30, 2021 and December 31, 2020, Prime EFS auto notes payable to these entities amounted to $161,983 and $151,710, respectively.

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note is due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments are due monthly commencing on January 27, 2020. The note is secured by the trucks and is personally guaranteed by the Company’s chief executive officer. On June 30, 2021 and December 31, 2020, equipment note payable to this entity amounted to $340,727 and $375,422, respectively.

In connection with the acquisition of DDTI, the Company assumed several truck notes payable liabilities due to entities. On June 30, 2021, truck notes payable to these entities amounted to $87,793.

In connection with the acquisition of Cougar Express, the Company assumed several equipment notes payable liabilities due to entities. On June 30, 2021, equipment notes payable to these entities amounted to $9,903.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

During 2020, prior to the acquisition of Cougar Express by the Company, Cougar Express entered into a Paycheck Protection Program promissory note (the “Cougar PPP Loan”) in the amount of $622,240 under the SBA Paycheck Protection Program of the CARES Act. Pursuant to the Cougar Stock Purchase Agreement, the Company did not assume and shall not be responsible to pay the Cougar PPP loan. The prior shareholder of Cougar Express agreed to indemnify and hold the Buyer (and its directors, officers, employees and affiliates) harmless from and with respect to any and all claims, liabilities, losses, damages, costs and expenses, including, without limitation, the reasonable fees and expenses of counsel (collectively, the “Losses”), related to or arising directly or indirectly out of, among other items, any claim that any portion or all of the Cougar PPP loan secured by Cougar Express is to be repaid to the lender. Since the Cougar PPP Loan was not forgiven as of March 31, 2021, the Company has reflected the Cougar PPP loan of $622,240 as outstanding on March 31, 2021 and the Company recorded a note receivable of $622,240 which was due from the prior shareholder of Cougar Express if the Cougar PPP Loan is not forgiven. Cougar Express filed for forgiveness of this loan and on June 10, 2021, Cougar Express received a Notice of Paycheck Protection Program Forgiveness Payment from the SBA. Accordingly, the note payable and related note receivable were reversed and no gain or loss was recorded.

On June 30, 2021 and 2020, notes payable consisted of the following:

	June 30, 2021	December 31, 2020
Principal amounts	$5,073,281	$4,357,138
Less: current portion of notes payable	(4,626,661)	(3,919,544)
Notes payable – long-term	$446,620	$437,594

For the six months ended June 30, 2021 and 2020, amortization of debt discounts related to notes payable amounted to $0 and $605,763, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

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

Series D preferred shares

The Board of Directors (the “Board”) created the Series D pursuant to the authority vested in the Board by the Company’s Amended and Restated Articles of Incorporation to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

On July 20, 2020 and July 22, 2020, the Company entered Exchange Agreements with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock. Pursuant to the Exchange Agreements, the Investors exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $500,184, accrued interest payable of $85,827, and Warrants to purchase 423,159,293 shares of Common Stock for 522,726 shares of Series D (the “Exchange”). The Series D shares issued in the exchange had an equivalent fair value as if the investors had converted their debt to common stock at the contractual rate in the convertible notes and therefore, there was no gain or loss on the exchange. In connection with the issuance of the Series D shares, the Company recorded a loss on debt extinguishment of $239,678 which is associated with the fair market value of the excess shares issued upon conversion of other settlement amounts.

During the period from July 1, 2020 to December 31, 2020, the Company issued 522,726,000 shares of its common stock in connection with the conversion of 522,726 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD. Accordingly, as of June 30, 2021 and December 31, 2020, no shares of Series D were outstanding.

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

Series E preferred shares

To consummate the Series E Offering, the Company’s Board of Directors (the “Board”) created the Series E Convertible Preferred Stock (the “Series E”) pursuant to the authority vested in the Board by the Company’s Amended and Restated Articles of Incorporation to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 7,049,999 are unissued and undesignated. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. During the six months ended June 30, 2021, the Company accrued dividends of $103,890 which has been included in accrued expenses on the accompanying condensed consolidated balance sheet.

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

During April 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 32,126 shares of Series E and (ii) Warrants to purchase 42,857,143 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “April 2021 Series E Offering”). The gross proceeds to the Company were $375,000, or $11.67 per unit. The Company paid fees of $42,500 and received net proceeds of $332,500. The initial exercise price of the Warrants related to the April 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, the Company issued 8,571,429 warrants to the placement agent at an initial exercise price of $0.01 per share. In connection with the issuance of the Series E and related warrants, on April 9, 2021, the Company recorded a deemed dividend of $104,533 related to the beneficial conversion features of the Series E.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On December 8, 2020 the Company entered into an Engagement Agreement (the “Engagement Agreement”) with a placement agent to act as an exclusive selling/placement agent for the Company to assist in a financing for the Company. In connection with the engagement letter, the Company agreed to pay to the placement agent at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible or exercisable into the Company’s common stock (the “Securities Financing”) during the Exclusive Period which is for a period of 90 days from the date of execution of this Letter Agreement; (i) a cash transaction fee in the amount of 10% of the amount of the Securities Financing; and (ii) warrants (the “Warrants”) with a 5 year term and cashless exercise, equal to 10% of the amount of securities sold (on an as converted basis) in the Securities Financing, at an exercise price equal to the investor’s warrant exercise price of the Securities Financing. In connection with this Engagement Agreement, through December 31, 2020, the Company paid the placement agent cash of $67,000 and issued 15,314,285 warrants to the placement agent at an initial exercise price of $0.01 per share. Additionally, during the six months ended June 30, 2021, the Company paid the placement agent cash of $385,500 and issued 91,542,858 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $400,500 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

During the six months ended June 30, 2021, the Company issued 571,296,287 shares of its common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

Series F preferred share

Pursuant to the terms of the Securities Purchase Agreements entered in connection with the Series E Offering by and among the Company and the investors named therein  (the “Series E Investors”), the Company is required to keep reserved for issuance to the Series E Investors three times the number of shares of common stock issuable to the Series E Investors upon conversion or exercise, as applicable, of convertible notes and warrants held by the Series E Investors (the “Series E Reserve Requirement”). If the Company fails to meet the Series E Reserve Requirement within 45 days after written notice from a Series E Investor, the Company must, inter alia, sell to Company’s chief executive officer (or such other officer as the board of directors may designate) a series of preferred stock which holds voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue, which such preferred stock will be automatically cancelled upon the effectiveness of the resulting increase in the Company’s authorized stock.

On February 22, 2021, the Company sold to John Mercadante, for $10, one share of Series F Preferred Stock which has voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue. Upon the effectiveness of the amendment on April 15, 2021, the Series F Preferred Stock was automatically cancelled. The Series F Preferred Stock was not entitled to vote on any other matter, was not entitled to dividends, was not convertible into any other security of the Company and was not entitled to any distributions upon liquidation of the Company.

Common stock

On February 23, 2021, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company to authorize an increase of the number of shares of common stock that the Company may issue to 10,000,000,000 shares, par value $0.001 (the “2021 Amendment”). The increase in the number of authorized shares was needed to meet the share reserve requirements under the Series E.

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

During the three months ended June 30, 2021, the Company and each Q1/Q2 2020 Note investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the three months ended June 30, 2021, the Company reversed the accrued Mandatory Penalty amount due of $664,400 and recorded a gain on debt extinguishment of $664,400. Additionally, during the three months ended June 30, 2021, the Company issued 28,358,841 shares of its common stock upon the conversion of all remaining Q1/Q2 2020 Note principal and interest balances due aggregating $277,916.

During the three months ended June 30, 2021, the Company issued 15,923,322 shares of its common stock upon the conversion of all remaining April 20 Note principal and interest balances due aggregating $95,540. The Company accounted for the conversion of these convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $143,872 which is associated with the difference between the fair market value of the shares issued upon conversion and the conversion price and is equal to the fair value of the shares of common stock transferred upon conversion.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Shares issued in connection with conversion of Series E preferred shares

During the six months ended June 30, 2021, the Company issued 571,296,287 shares of its common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

Shares issued upon exercise of warrants

During the six months ended June 30, 2021, the Company issued 52,482,141 shares of its common stock in connection with the cashless exercise of 98,557,429 warrants. The exercise price was based on contractual terms of the related warrant.

In May and June 2021, the Company issued 68,571,429 shares of its common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share.

Stock options

Stock option activities for the six months ended June 30, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	80,000	$8.84	3.58	-
Granted	-	-
Cancelled	-	-
Balance Outstanding June 30, 2021	80,000	$8.84	2.84	$-
Exercisable, June 30, 2021	40,000	$8.84	2.84	$-

Warrants

Warrants issued in connection with Series E preferred shares

In connection with certain down-round provisions on the Series E warrants issued in October 2020, the Company increased the number of warrants by 71,965,500.

In connection with the sale of Series E preferred shares, during the six months ended June 30, 2021, the Company issued warrants to purchase 457,714,289 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 91,542,858 warrants to the placement agent at an initial exercise price of $0.01 per share. (See Series E preferred shares above).

During the six months ended June 30, 2021, the Company issued 52,482,141 shares of its common stock in connection with the cashless exercise of 98,557,429 warrants. The exercise price was based on contractual terms of the related warrant.

In May and June 2021, the Company issued 68,571,429 shares of its common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share.

Warrant activities for the six months ended June 30, 2021 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	147,112,603	0.052	4.83	$1,780,356
Granted	549,257,147	0.01
Increase in warrants related to price protection	71,965,500	0.01
Exercises	(167,128,858)	0.01
Balance Outstanding June 30, 2021	601,206,392	$0.02	4.57	$2,927,534
Exercisable, June 30, 2021	601,206,392	$0.02	4.57	$2,927,534

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation relating to claims arising out of our operation in the normal course of business.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

While it believes it has meritorious defenses to this action, out of an abundance of caution and without prejudice to its position in the matter, as of June 30, 2021, Prime EFS had accrued a contingency liability of $440,000 for purposes of this matter.

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

The purchase price stated in the December 2018 Note is $300,000. The principal amount of the December 2018 Note is $330,000. Hence the December 2018 Note was issued at a 10% discount (OID). The Note calls for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the Note is under 90 days; that is, it was made payable, in full, on March 15, 2019, after which the principal amount increases “by 30%” and default interest is due under the instrument at a rate of 18% per annum (§ 7(b)). The December 2018 Note, by its terms, is governed by New York law. As noted above, OID is to be treated as interest for purposes of the New York usury statutes (both civil and criminal). Since total interest payable under the Note, over its term of under 90 days, was more than 40% per annum, TLSI believes that the December 2018 Note, like the June 2018 Note, is void under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On June 4, 2021, TLSI and Mercadante moved to dismiss this action for failure to state a claim and, as to Mercadante, lack of jurisdiction. On July 7, 2021, Bellridge filed opposition papers and on July 21, 2021, the defendants filed reply papers on this motion. The motion is scheduled to be argued to the assigned judge on October 20, 2021. In its reply papers, TLSI asserted, inter alia, that Bellridge has no damages because giving effect to its conversions and cash payments by TLSI on the June and December 2018 Note, Bellridge had no out-of-pocket losses and made approximately $500,000 on an investment of $1.92 million.

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

JUNE 30, 2021

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

JUNE 30, 2021

On January 29, 2021, both TLSI and Prime EFS, LLC timely moved to the dismiss the Amended Complaint. Opposition and reply papers on this motion were filed in February 2021. Meanwhile, on March 11, 2021, the court entered an order in the case requiring all fact discovery to be concluded by September 9, 2021.

As of June 30, 2021 and December 31, 2020, out of an abundance of caution and without prejudice to its position in this matter, a $94,000 liability is included in due to related parties on Prime EFS’s balance sheet as of such date. However, if the motion to dismiss is denied, TLSS and/or Prime will file counterclaims seeking at least $168,750 from Ms. Mazzola.

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

By letter dated October 16, 2020, attorneys for the Creditors gave Prime EFS notice of default (the “Notice of Default”) under the settlement agreement that documents the Payment Plan and related terms and conditions. The Notice of Default correctly states that Prime EFS did not make the payment due under the Payment Plan on September 25, 2020 and has not made any further weekly payments since September 25, 2020. The Notice of Default correctly demands, under the settlement agreement that documents the Payment Plan and related terms and conditions, that, as of the day of Prime EFS’s default, Prime EFS owed the Creditors $1,678,556.06, which is accrued and included in insurance payable on the accompanying consolidated balance on June 30, 2021 and December 31, 2020. In the Notice of Default, the Creditors reserve the right to institute legal proceedings against Prime EFS for its defaults under the Payment Plan, to seek default interest at 9% per annum and to seek the Creditors’ costs of collection.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Nevertheless, out of an abundance of caution and without prejudice to its position in this matter, as of June 30, 2021, Prime EFS recorded notes payable due of $220,000 and accrued interest payable of $66,297.

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

Other than discussed above, as of June 30, 2021, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

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

On June 30, 2021 and December 31, 2020, contingency liability related to the Ryder termination amounted to $2,871,272.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Potential acquisition

On June 15, 2021, the Company entered into a Securities Purchase and Sale Agreement (the “SPSA”) with Anthony Berritto (“Berritto,” who is the sole shareholder of SalSon Logistics, Inc., a Georgia corporation (“SalSon”)), for the Company to purchase 100% of all the issued and outstanding shares of capital stock of SalSon. SalSon, which is strategically located in the heart of Port of Newark, with additional locations in Florida, Georgia, New York, South Carolina, Texas, and Virginia, offers a range of services including warehousing, transload services, dedicated contract carriage, dray management, and store delivery servicing the retail, food and beverage, and industrial sectors. With more than 1,200 associates, over 1 million square feet of warehousing and a dedicated fleet of 550 tractors and 1,500 trailers, SalSon’s capabilities include cross dock, regional and local truckload, intermodal, vendor consolidation and deconsolidation, pool distribution, and unattended store delivery. The Company believes this acquisition could improve the growth potential of TLSS because, with SalSon as the core foundational operation of the Company, synergistic targets that complement this business could bring immediate value when more acquisitions are secured. Furthermore, the opportunity for broadening existing customer relationships of SalSon customers or future strategic acquisition customers would likely improve with a linchpin transaction like SalSon.

Consideration for the purchase of the shares of SalSon shall be $90 Million (the “Purchase Price”). If the verifiable earnings before interest, taxes, depreciation and amortization (“EBITDA”) of SalSon for the full 12 calendar month period ending prior to the month of the closing is less than $12 Million, then the Purchase Price shall be reduced to 7.5 times verifiable 12 months trailing EBITDA. Further, if the working capital of SalSon at the closing shall be greater than or less than the average month-end working capital of SalSon for the months ended May 31, 2020 to April 30, 2021, the Purchase Price shall be increased or decreased dollar-for-dollar by the difference as appropriate.

The Purchase Price shall be paid by delivery at closing of:

1) An amount of the Company’s common stock equal to 19.9% of the outstanding shares of the Company (the “Shares”);

2) $50 Million in immediately available funds (less the amount of unforgiven SalSon PPP loans, which amount will be held in escrow controlled by the lender that will be released to Mr. Berritto if such loans are forgiven or shall otherwise be applied to repayment of such loans); and

3) A secured promissory note (the “Note”) in the principal amount of $20 Million. The Note shall be secured by a second position pledge of the assets of SalSon, but such pledge shall be subordinate to the security interest to be granted in connection with the Financing (described below). The term of the Note shall be 60 months and interest shall accrue at 1.07% per annum. Principal and interest shall be due to Mr. Berritto on a monthly basis, based on a 25-year amortization, with a balloon payment due on the maturity date of the Note. The Note will be subject to certain mandatory pre-payments upon the occurrence of certain events described in the SPSA. If the value of the Shares is greater than or less than $20 Million (calculated as the average of the closing price for 5 consecutive trading days ending on the third business day before the closing), the principal balance of the Note will be decreased or increased as appropriate.

Mr. Berritto is expected to stay on to oversee the operation of SalSon and the Company’s existing fulfillment services subsidiaries. It is a condition to the closing of the transaction that Mr. Berritto enter into an employment agreement with SalSon. Mr. Berritto has agreed in principle to do so, but if the parties do not reach an agreement on employment terms, the Company does not intend to complete the transaction.

The transaction is contingent upon the Company’s ability to secure debt financing for the cash portion of the purchase price. The financing will be secured by the assets of SalSon, and it will likely rely exclusively on SalSon’s assets and financial performance. SalSon currently is profitable with almost $100 million in annual revenues. If the debt financing for the cash portion of the purchase price cannot be obtained, then the transaction will not close.

The Company expects that it will need to raise the aggregate of approximately $60 million in financing (including approximately $6 million in equity financing) to fund the cash portion of the purchase price, investment banking fees, transaction costs and working capital for SalSon and the Company’s other operations. The financing amount is approximately 2.4 times the Company’s market capitalization as of the date of this press release. If the financing is completed, the Company also will be required to issue up common stock equal in value to up to 5% of the value aggregate debt financing and warrants (with a 5-year term and cashless exercise) to purchase shares equal in value to up to 10% of the aggregate debt financed in common stock as investment banking fees, if completed. securities financing.

The Company has experienced losses in its recent years of operations, and currently has a negative net worth, and has not received any proposed terms for such financing. Therefore, no assurance can be provided that the Company will be able obtain such financing. If the contemplated additional equity financing cannot be obtained, the Company will not have adequate cash available to fully fund the acquisition and transaction costs, the operations of SalSon and its other subsidiaries and investment banking fees. Such inability could also impair the Company’s ability to raise the necessary debt financing, or, if. such inability is first encountered after the Company procures a commitment for the debt financing and the contingency period for terminating the stock purchase agreement lapses, then it could also result in the Company’s default under the stock purchase agreement, since the closing of the transaction is not conditioned upon the Company securing such additional equity financing.

The closing of the transaction under the SPSA (the “Closing”) is to occur within 90 days of the SPSA agreement date (on or before September 13, 2021), provided all conditions shall have been met or waived. The Company shall have the one time right to extend the Closing for period of 15 days, provided the Company provides written evidence of loan approval for the Financing.

The closing shall be further contingent on satisfaction of the Company’s due diligence review of SalSon and the absence of the occurrence of any material adverse effect on SalSon or its business. The transaction does not include any deposit, breakup or termination fee in the event that it does not close due to a failure to meet any of the contingencies, including that the Company cannot reach terms with Mr. Berritto for his employment or the Company cannot obtain the financing needed to close the acquisition.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS, Rosemary Mazzola. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the year ended December 31, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. On December 31, 2020, amount due to this former majority owner of Prime amounted to $94,000, and have been included in due to related parties on the accompanying condensed consolidated balance sheets. On June 30, 2021, amount due to this former majority owner of Prime amounted to $94,000, and have been included in accrued expenses on the accompanying condensed consolidated balance sheet since Ms. Mazzola is no longer considered a related party.

During the year ended December 31, 2019, a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $88,000. Additionally, during the year ended December 31, 2020, this employee advanced the Company $75,000 and was repaid $163,000. During the year ended December 31, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. On June 30, 2021 and December 31, 2020, amounts due to this former related party employee amounted to $0.

During the year ended December 31, 2019, an entity which is controlled by a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $25,000. In January 2020, this advance was repaid. During the year ended December 31, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. On June 30, 2021 and December 31, 2020, amounts due to this former related party entity amounted to $0.

On December 22, 2020, the Company’s chief executive officer advanced the Company $30,000. The advance is non-interest bearing and payable on demand. On December 31, 2020, amount due to the chief executive officer amounted to $30,000 and has been included in due to related parties on the accompanying condensed consolidated balance sheet. On January 29, 2021, the Company repaid this advance.

Notes payable – related parties

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note is due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest will be made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). The payment of all or any portion of the principal and accrued interest may be paid prior to the CEO Note Maturity Date. Interest accrues with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. On June 30, 2021 and December 31, 2020, interest payable to related parties amounted to $218,322 and $173,692 and is included in due to related parties on the accompanying condensed consolidated balance sheets, respectively. On June 30, 2021 and December 31, 2020, notes payable – related party amounted to $500,000 and $500,000, respectively. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021.

During the six months ended June 30, 2021 and 2020, interest expense associated with advances from related parties, related party notes payable and convertible notes payable to related parties amounted to $44,630 and $129,576 and is included in interest expense – related parties on the accompanying condensed consolidated statement of operations.

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

In July 2019, the Company entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through August 2024. During the first year on the lease term, the base monthly rent will be $18,000 and will increase by 3% each lease year. Additionally, the Company will pay its portion of operating expenses. The Company will have one option to renew the term of this lease for an additional five years. As of December 31, 2019, the Company paid a security deposit of $18,000. Due to a reduction in the Company’s revenues and the loss of its Amazon revenues, during the second quarter of 2021, the Company abandoned this property. Accordingly, the Company wrote the remaining balance of this right of use asset and recorded a loss on lease abandonment of $616,074.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

During the six months ended June 30, 2021 and 2020, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $267,556 and $339,611, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2021 and 2020, the Company recognized sublease income of $183,822 and $149,359 which is included in other income on the accompanying condensed consolidated statement of operations, respectively.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

On June 30, 2021 and December 31, 2020, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2021	December 31, 2020
Office leases and truck right of use assets	$1,126,966	$1,984,320
Less: accumulated amortization into rent expense or cost of sales	(450,155)	(539,046)
Balance of ROU assets as of end of period	$676,811	$1,445,274

On June 30, 2021 and December 31, 2020, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2021	December 31, 2020
Lease liabilities related to office and truck leases right of use assets	$1,333,190	$1,483,460
Less: current portion of lease liabilities	(422,161)	(380,843)
Lease liabilities – long-term	$911,029	$1,102,617

On Jun 30, 2021, future minimum base lease payments due under non-cancelable operating leases are as follows:

June 30,	Amount
2022	$551,962
2023	549,094
2024	415,166
2025	40,518
Total minimum non-cancelable operating lease payments	1,556,740
Less: discount to fair value	(223,550)
Total lease liability on June 30, 2021	$1,333,190

NOTE 13 – CONCENTRATIONS

For the six months ended June 30, 2021, two customers, Amazon and Federal Express, represented 51.1% and 17.7% of the Company’s total net revenues, respectively. For the six months ended June 30, 2020, one customer, Amazon, represented 98.7% of the Company’s total net revenues. On June 30, 2021, three customers, represented 47.7% of the Company’s accounts receivable balance (16.4%, 20.8% and 10.5%, respectively). On June 19, 2020, Amazon notified Prime EFS in writing that Amazon does not intend to renew the In-Force Agreement when that agreement expires. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. The termination of the Amazon last-mile business had a material adverse impact on the Company’s business in the 1st fiscal quarter of 2021 and will have a material impact thereafter. As expected, the Company’s mid-mile business with Amazon terminated on or about May 14, 2021. Unless and until this business is resumed or replaced, its loss will have a material adverse impact on the Company’s business in the 2nd fiscal quarter of 2021 and thereafter. In June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased operations.

During the six months year ended June 30, 2021 and 2010, the Company rented delivery vans and trucks from a limited number of vendors, some of which the Company has legal issues with (see Note 10). Any shortage of supply of vans and trucks available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Shares issued upon exercise of warrants

During the period from July 1, 2021 to August 6, 2021, the Company issued 115,412,571 shares of its common stock and received proceeds of $1,153,683 from the exercise of 115,412,571 warrants at $0.01 per share.

During the period from July 1, 2021 to August 5, 2021, the Company entered into Securities Purchase Agreements with certain of the holders of its existing Series E preferred warrants (“Exercising Warrants Holders”). Pursuant to the Securities Purchase Agreements, the Exercising Warrants Holders and the Company agreed that the Exercising Warrants Holders would cash exercise their existing warrants, into shares of common stock underlying such existing warrants Shares. In order to induce the Exercising Warrant Holders to cash exercise their existing Warrants, the Securities Purchase Agreements provided for the issuance of new warrants (“New Warrants”) with such New Warrants to be issued in an amount equal to 50% of the number of shares acquired by the Existing Warrant Holder through the exercise of existing warrants for cash by August 5, 2021. The New Warrants are exercisable upon issuance and terminate five years following the initial exercise date. The New Warrants have an exercise price per share of $0.01. A total of 115,412,571 existing warrants were exercised contemporaneously with the execution of the Securities Purchase Agreements resulting in total proceeds to the Company of $1,153,683. In connection with the exercise of existing warrants, the Company issued an aggregate of 57,706,286 New Warrants. Additionally, the Company issued 34,285,716 New Warrants to certain investors that had previously exercised existing warrants for cash in May and June 2021. The New Warrants issued in connection with the Securities Purchase Agreements were considered inducement warrants and are classified in equity. The fair value of the New Warrants issued was $1,281,873 and will be expensed as warrant inducement expense.

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

The impact of the pandemic and actions taken in response to it had minimal effects on our results of operations. Effects of the pandemic have included increased fulfillment costs, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. We expect to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfillment costs and cost of sales as a percentage of net sales through at least Q4 2021, although it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on our results of operations during 2021, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

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

On June 18, 2018 (the “Acquisition Date”), the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime EFS”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime EFS members on the Acquisition Date (the “SPA”). Prime EFS was a New Jersey based transportation company that generated substantially all of its revenues from Amazon Logistics, Inc. (“Amazon”) in New York, New Jersey, and Pennsylvania until it ceased operations on September 30, 2020 due to Amazon’s non-renewal of its Delivery Service Partner (DSP) Agreement with Prime EFS, as described below.

On July 24, 2018, we formed Shypdirect LLC (“Shypdirect”), a company organized under the laws of New Jersey. Shypdirect was a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office. Since its inception, Shypdirect generated substantially all of its revenues from Amazon, Inc. As described below, Amazon elected to terminate its Amazon Relay Carrier Terms of Service with Shypdirect. Accordingly, in June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased all operations.

Termination of agreements with Amazon

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

During the year ended December 31, 2020 and 2019, one customer, Amazon, represented 96.7% and 98.7% of the Company’s total net revenues. Approximately 51.1% of the Company’s revenue of $3,066,193 for the six months ended June 30, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon.

The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations.

While we have commenced replacing our Amazon business with the acquisitions as set forth below, such initiatives are consistent with our already existing business plan to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan which commenced in February 2020.

On November 13, 2020, we formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, we executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks. The purchase price was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. The acquisition of DDTI made the Company an approved contracted service provider of FedEx, which, the Company believes fits in well with its current geographic coverage area and may lead to additional expansion opportunities within the FedEx network.

On November 16, 2020, we formed a wholly owned subsidiary, TLSS Acquisition, Inc., a company incorporated under the laws of the State of Delaware (“TLSS Acquisition”). On March 24, 2021, TLSS Acquisition acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area (“Cougar Express”). The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business for five years. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. We believe that the acquisition of Cougar Express fits our current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide us with a long-standing, well-run profitable operation as a step to begin replacing the revenue it lost as a result of Amazon terminating its delivery service provider business. Furthermore, we believe that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into our primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect’s operational capabilities.

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”). Through June 30, 2021, Shyp CX was inactive.

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

Derivative financial instruments

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluate all our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

For the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2021 and 2020. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Revenues	$1,574,494	$8,558,815	$3,066,193	$17,193,875
Cost of revenues	1,345,538	6,997,856	3,244,316	14,853,605
Gross profit (loss)	228,956	1,560,959	(178,123)	2,340,270
Operating expenses	1,948,375	3,522,028	3,177,680	5,088,516
Loss from operations	(1,719,419)	(1,961,069)	(3,355,803)	(2,748,246)
Other (expenses) income, net	5,402,276	(65,694,263)	4,769,480	(68,360,424)
Net income (loss)	3,682,857	(67,655,332)	1,413,677	(71,108,670)
Deemed dividend related to ratchet adjustment, beneficial conversion features, and accrued dividends	(156,097)	-	(985,933)	(18,696,012)
Net income (loss) attributable to common shareholders	$3,526,760	$(67,655,332)	$427,744	$(89,804,682)

Results of Operations

Revenues

For the three months ended June 30, 2021, our revenues were $1,574,494 as compared to $8,558,815 for the three months ended June 30, 2020, a decrease of $6,984,321, or 81.6%. This decrease was primarily a result of a decrease in revenue attributable to Prime EFS’s last-mile DSP business of $5,309,303, a decrease in revenue from Shypdirect’s mid-mile and long-haul business with Amazon of $2,801,523, and a decrease in revenue from other customers of $26,323. These decreases were offset from revenues generated from our newly acquired companies, DDTI and Cougar Express, of $300,976 and $851,852, respectively.

For the six months ended June 30, 2021, our revenues were $3,066,193 as compared to $17,193,875 for the six months ended June 30, 2020, a decrease of $14,127,682, or 82.2%. This decrease was primarily a result of a decrease in revenue attributable to Prime EFS’s last-mile DSP business of $10,204,277, a decrease in revenue from Shypdirect’s mid-mile and long-haul business with Amazon of $5,207,245, and a decrease in revenue from other customers of $168,703. These decreases were offset from revenues generated from our newly acquired companies, DDTI and Cougar Express, of $543,544 and $908,999, respectively.

During the year ended December 31, 2020 and 2019, one customer, Amazon, represented 96.7% and 98.7% of the Company’s total net revenues. Additionally, as discussed above, approximately 51.1% of our revenue of $3,066,193 for the six months ended June 30, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations.

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

Cost of Revenues

For the three months ended June 30, 2021, our cost of revenues was $1,345,538 compared to $6,997,856 for the three months ended June 30, 2020, a decrease of $5,652,318, or 80.8%. For the six months ended June 30, 2021, our cost of revenues was $3,244,316 compared to $14,853,605 for the six months ended June 30, 2020, a decrease of $11,609,289, or 78.2%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. In the first quarter of 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020, which is included in cost of sales.

Gross Profit (Loss)

For the three months ended June 30, 2021, we had gross profit of $228,956, or 14.5% of revenues, as compared to gross profit of $1,560,959, or 18.2% of revenues, for the three months ended June 30, 2020, a decrease of $1,332,003, or 85.3%. For the six months ended June 30, 2021, we had a gross loss of $(178,123), or (5.8)% of revenues, as compared to gross profit of $2,340,270, or 13.6% of revenues, for the six months ended June 30, 2020, a decrease of $2,518,393, or 107.6%. The decreases in gross profit for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 primarily resulted from a decrease in revenues and a decrease in operational efficiencies in Prime EFS and Shypdirect due to the termination of the Amazon last-mile business and decrease in revenues from our mid-mile and long-haul business. Additionally, as discussed above, during the three months ended March 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020.

Operating Expenses

For the three months ended June 30, 2021, total operating expenses amounted to $1,948,375 as compared to $3,522,028 for the three months ended June 30, 2020, a decrease of $1,573,653, or 44.9%. For the six months ended June 30, 2021, total operating expenses amounted to $3,177,680 as compared to $5,088,516 for the six months ended June 30, 2020, a decrease of $1,910,836, or 22.1%. For the three and six months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Compensation and related benefits	$344,053	$662,503	$712,662	$1,404,548
Legal and professional Fees	452,915	2,487,896	983,453	2,902,706
Rent	233,601	175,261	367,556	339,611
General and administrative expenses	301,732	196,368	497,935	441,651
Loss on lease abandonment	616,074	-	616,074	-
Total Operating Expenses	$1,948,375	$3,522,028	$3,177,680	$5,088,516

Compensation and related benefits

For the three months ended June 30, 2021, compensation and related benefits amounted to $344,053 as compared to $662,503 for the three months ended June 30, 2020, a decrease of $318,450, or 48.1%. For the six months ended June 30, 2021, compensation and related benefits amounted to $712,662 as compared to $1,404,548 for the six months ended June 30, 2020, a decrease of $691,886, or 49.3%. During the three and six months ended June 30, 2021, the overall decrease in compensation and related benefits was attributable to a decrease in compensation paid to significant employees and the reduction of staff due to the significant decrease in revenues and operations.

Legal and professional fees

For the three months ended June 30, 2021, legal and professional fees were $452,915 as compared to $2,487,896 for the three months ended June 30, 2020, a decrease of $2,034,981, or 81.8%. During the three months ended June 30, 2021, we had a decrease in legal fees of $30,760 related to a decrease in activities on ongoing legal matters, a decrease in accounting fees of $87,638 incurred in the 2021 period that we incurred in the second quarter of 2020, and a decrease in stock-based consulting fees of $1,999,749 that we incurred in the 2020 period and not in the 2021 period. These decreases were offset by an increase in consulting fees of $24,382, and an increase in other professional fees of $58,784 which primarily consisted of fees for the mailing of proxy and shareholder information.

For the six months ended June 30, 2021, legal and professional fees were $983,453 as compared to $2,902,706 for the six months ended June 30, 2020, a decrease of $1,919,253, or 66.1%. During the six months ended June 30, 2021, we had a decrease in consulting fees of $162,958 and a decrease in stock-based consulting fees of $1,999,749 that we incurred in the 2020 period and not in the 2021. These decreases were offset by an increase in legal fees of $120,763 related to an increase in activities on ongoing legal matters, an increase in accounting fees of $9,128 incurred, and an increase in other professional fees of $111,563 which primarily consisted of fees for the mailing of proxy and shareholder information.

Rent expense

For the three months ended June 30, 2021, rent expense was $233,601 as compared to $175,261 for the three months ended June 30, 2020, an increase of $58,340, or 33.3%. For the six months ended June 30, 2021, rent expense was $367,556 as compared to $339,611 for the six months ended June 30, 2020, an increase of $27,945, or 8.2%. These increases were attributable to an increase in rental space due to the acquisition of Cougar Express. Currently, we are negotiating with various landlords to decrease our leases space due a decrease in operations.

General and administrative expenses

For the three months ended June 30, 2021, general and administrative expenses were $301,732 as compared to $196,368 for the three months ended June 30, 2020, an increase of $105,364, or 53.7%. For the six months ended June 30, 2021, general and administrative expenses were $497,935 as compared to $441,651 for the six months ended June 30, 2020, an increase of $56,284, or 12.7%. These increases were primarily attributable to the acquisition of Double D Trucking and Cougar Express and were offset by decreases in general and administrative expenses due to cost-cutting measures taken.

Loss from lease abandonment

Due to a reduction in our revenues and the loss of its Amazon revenues, during the second quarter of 2021, we abandoned one of our leased premises. Accordingly, during the three and six months ended June 30, 2021, we wrote the remaining balance of this right of use asset and recorded a loss on lease abandonment of $616,074.

Loss from operations

For the three months ended June 30, 2021, loss from operations amounted to $1,719,419 as compared to $1,961,069 for the three months ended June 30, 2020, a decrease of $241,650, or 12.3%. For the six months ended June 30, 2021, loss from operations amounted to $3,355,803 as compared to $2,748,246 for the six months ended June 30, 2020, an increase of $607,557, or 22.1%.

Other expenses (income)

Total other expenses (income) include interest expense, derivative expense, gain on debt extinguishment, and other income. For the three and six months ended June 30, 2021 and 2020, other expenses (income) consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Interest expense	$135,450	$1,940,912	$218,959	$4,987,639
Interest expense – related party	22,438	22,438	44,630	129,576
Loss (gain) on debt extinguishment	(1,505,088)	(5,968,560)	(1,564,941)	(6,243,594)
Other income	(75,787)	(107,137)	(183,822)	(174,968)
Derivative (income) expense	(3,979,289)	69,806,610	(3,284,306)	69,661,771
Total Other Expenses (Income)	$(5,402,276)	$65,694,263	$(4,769,480)	$68,360,424

For the three months ended June 30, 2021 and 2020, aggregate interest expense was $157,888 and $1,963,350, respectively, a decrease of $1,805,462, or 93.0%. For the six months ended June 30, 2021 and 2020, aggregate interest expense was $263,589 and $5,117,215, respectively, a decrease of $4,853,626, or 94.8%. During the six months ended June 30,2020, we recorded a 30% default interest penalty of $1,531,335, which was included in interest expense. We did not incur this expense during the 2021 periods. Additionally, the decrease in interest expense was attributable to a decrease in interest-bearing loans due to the conversion of debt to equity and a decrease in the amortization of original issue discount.

For the three months ended June 30, 2021 and 2020, the net gain on extinguishment of debt was $1,505,088 and $5,968,560, respectively, a decrease of $4,463,472, or 74.8%. For the six months ended June 30, 2021 and 2020, the net gain on extinguishment of debt was $1,564,941 and $6,243,594, respectively, a decrease of $4,678,653, or 74.9%. The gains on debt extinguishment were attributable to the settlement of convertible debt and warrants, the settlement of secured merchant loans, the conversion of convertible debt, and the settlement of other payables.

During the three months ended June 30, 2021 and 2020, we recorded other income of $75,787 and $107,137. During the six months ended June 30, 2021 and 2020, we recorded other income of $183,822 and $174,968. Other income was primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces.

For the three months ended June 30, 2021 and 2020, derivative expense (income) was $(3,979,289) and $69,806,610, respectively, a change of $73,785,899. For the six months ended June 30, 2021 and 2020, derivative expense (income) was $(3,284,306) and $69,661,771, respectively, a change of $72,946,077. During the three and six months ended June 30, 2021 and 2020, we recorded a derivative expense (income) related to the calculated initial derivative fair value of conversion options and warrants. Additionally, we adjusted our derivative liabilities to fair value and recorded derivative expense or income.

Net Income (Loss)

Due to factors discussed above, for the three months ended June 30, 2021 and 2020, net income (loss) amounted to $3,682,857 and $(67,655,332), respectively. For the three months ended June 30, 2021 and 2020, net income (loss) attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series E preferred stock of $156,097 and $0, amounted to $3,526,760, or $(0.00) per basic and diluted common share, and $(67,655,332), or $(0.26) per basic and diluted common share, respectively.

Due to factors discussed above, for the six months ended June 30, 2021 and 2020, net income (loss) amounted to $1,413,677 and $(71,108,670), respectively. For the six months ended June 30, 2021 and 2020, net income (loss) attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series E preferred stock of $985,933 and $18,696,012, amounted to $427,744, or $(0.00) per basic and diluted common share, and $(89,804,682), or $(0.66) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2021 and December 31, 2020, we had a cash balance of $631,881 and $579,283, respectively. Our working capital deficit was $12,382,787 on June 30, 2021. We reported a net increase in cash for the six months ended June 30, 2021 as compared to December 31, 2020 of $52,598 primarily as a result of net cash proceeds received from the sale of Series E preferred stock units of $3,590,500 and cash proceeds from the exercise of warrants of $685,714, offset by the use of net cash for acquisitions of $2,123,115, the repayment of notes payable of $195,697, and by cash used in operations of $1,919,434.

We do not believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. Our revenues decreased significantly since the fourth quarter of 2020 due to the termination of the Amazon last-mile business. Additionally, as discussed elsewhere, during the six months ended June 30, 2021 due to the termination of the Amazon Relay Carrier Terms of Service between Amazon and Shypdirect, there has been a significant decrease in cash flows from operations. We are seeking to (i) replace its last-mile DSP business and supplement its mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. In connection thereto, in January 2021, we completed the asset acquisition of DDTI and in March 2021, we completed the acquisition of Cougar Express, as discussed elsewhere.

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

In the third fiscal quarter of 2020, the great majority of principal amount of Q1/Q2 2020 Notes was exchanged for Common Stock at the conversion price that applied if an Event of Default occurred. It is the Company’s position (and it was the Company’s intent at issuance) that, to the extent the Q1/Q2 2020 Notes were converted for Common Stock at the advantageous conversion price applicable to post-Events of Default, the Q1/Q2 Notes are not also entitled to receive the Mandatory Default Payment (as defined in the Q1/Q2 2020 Notes) of 130% of principal amount. However, since a note holder could conceivably disagree with the Company’s position in this regard, the Company has decided, out of an abundance of caution and despite its confidence that its construction of the Q1/Q2 2020 Notes is the only correct one, to accrue a reserve as if a note holder were entitled both to convert its Q1/Q2 Notes at the advantageous conversion price applicable to post-Events of Default and to receive the Mandatory Default Payment of 130% on the entire original principal amount of Q1/Q2 2020 Notes. Accordingly. as of March 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $736,866, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $64,535. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the three months ended June 30, 2021, we reversed the accrued Mandatory Penalty amount due of $664,400 and recorded a gain on debt extinguishment of $664,400. Additionally, during the three months ended June 30, 2021, we issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of June 30, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

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

During the three months ended June 30, 2021, we issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of June 30, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0. On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

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

During April 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 32,127 shares of Series E and (ii) Warrants to purchase 42,857,143 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “April 2021 Series E Offering”). The gross proceeds to the Company were $375,000, or $11.67 per unit. We paid fees of $42,500 and received net proceeds of $332,500. The initial exercise price of the Warrants related to the April 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, the Company issued 8,571,4293 warrants to the placement agent at an initial exercise price of $0.01 per share.

During the six months ended June 30, 2021, we issued 571,296,287 shares of its common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

Conversions of Convertible Notes, Warrants and Convertible Preferred Stock

The Company’s trading price quoted on the OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.015 on June 30, 2021. This drop, together with anti-dilution protection features contained in the August 2019 Notes and August 2019 Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, caused the conversion prices of most of the Company’s outstanding notes and the exercise price of many of the Company’s outstanding warrants, to fall to $0.006. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock. During the period from February 25, 2020 to December 31, 2020, we issued 1,013,408,088 shares of our common stock in connection with the conversion of convertible notes payable and default interest of $8,353,965, accrued interest of $553,596, and fees of $9,080. Additionally, on January 11, 2021, we issued 15,454,545 shares of its common stock in connection with the conversion of a convertible note payable of $170,000. The conversion price was based on contractual terms of the related debt. On July 24, 2020, we issued 1,000,000 shares of our common stock upon the conversion of 1,000,000 shares of Series B preferred shares. Additionally, in 2020, we issued 155,914,308 shares of its common stock upon the cashless exercise of 157,297,448 warrants. Also, we issued 522,726,000 shares of common stock upon the conversion of 522,726 shares of series D preferred stock and issued other shares of common stock during fiscal 2020.

During the three months ended June 30, 2021, we issued 28,358,841 shares of its common stock upon the conversion of all remaining Q1/Q2 2020 Note principal and interest balances due aggregating $277,916.

During the three months ended June 30, 2021, we issued 15,923,322 shares of its common stock upon the conversion of all remaining April 20 Note principal and interest balances due aggregating $95,540.

During the six months ended June 30, 2021, we issued 571,296,287 shares of its common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the six months ended June 30, 2021, we issued 52,482,141 shares of its common stock in connection with the cashless exercise of 98,557,429 warrants. The exercise price was based on contractual terms of the related warrant.

In May and June 2021, we issued 68,571,429 shares of its common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share.

Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 2,485,934,060 on June 30, 2021.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2021 amounted to $1,919,434. During the six months ended June 30, 2021, net cash used in operating activities was primarily attributable to net income of $1,413,677, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $293,616, derivative income of $3,284,307, amortization of debt discount of $83,548, gain on debt extinguishment of $1,564,941, and loss on lease abandonment of $616,074, and changes in operating assets and liabilities such as a decrease in accounts receivable of $226,268, a decrease in prepaid expenses and other current assets of $34,917, a decrease in security deposit of $61,000, an increase in accounts payable and accrued expenses of $264,693, a decrease in insurance payable of $14,720, and a decrease in accrued compensation and related benefits of $28,330.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2021 amounted to $2,123,115 and consisted of net cash used for the acquisition of DDTI and Cougar Express.

Net cash used in investing activities for the six months ended June 30, 2020 amounted to $460,510 and consisted of cash paid for the purchase of five box trucks of $460,510.

Financing activities

For the six months ended June 30, 2021, net cash provided by financing activities totaled $4,095,147. During the six months ended June 30, 2021, we received proceeds from the sale of Series E preferred shares of $3,590,500, cash proceeds of $685,714 from the exercise of warrants and an increase in amounts due to related party of $14,630, offset by the repayment of notes payable of $195,697.

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

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2021 and 2020, we had net income (loss) of $1,413,677 and $(71,108,670) and net cash used in operations was $1,919.434 and $1.391.782, respectively. Additionally, we had an accumulated deficit, shareholders’ deficit, and a working capital deficit of $122,193,316, $9,740,087, and $12,382,787, respectively, on June 30, 2021. Furthermore, effective September 30, 2020 and in May 2021, we lost major contracts with our primary customer as described below.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (see Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. During the first quarter of 2021, the Company defaulted on certain truck leases. In connection with these defaults, the Lessor has demanded that the Company’s subsidiaries pay for the leased trucks in the amount of approximately $2,871,000 which was accrued and included in contingency liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had minimal effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company continues to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfilment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2021, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations.

It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. During the six months ended June 30, 2021, the Company issued an aggregate of 343,118 shares of its Series E preferred stock for net proceeds of $3,590,500. The proceeds were used for the acquisition of Cougar Express and DDTI and for working capital purposes. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital. Additionally, during the three months ended June 30, 2021, the Company received proceeds of $685,714 from the exercise of stock warrants.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including John Mercadante, Jr, our Chief Executive Officer and Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2021. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended June 30, 2021. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

While it believes it has meritorious defenses to this action, out of an abundance of caution and without prejudice to its position in this matter, as of June 30, 2021, Prime EFS had accrued a contingency liability of $440,000 for purposes of this matter.

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

On June 4, 2021, TLSI and Mercadante moved to dismiss this action for failure to state a claim and, as to Mercadante, lack of jurisdiction. On July 7, 2021, Bellridge filed opposition papers and on July 21, 2021, the defendants filed reply papers on this motion. The motion is scheduled to be argued to the assigned judge on October 20, 2021. In its reply papers, TLSI asserted, inter alia, that Bellridge has no damages because giving effect to its conversions and cash payments by TLSI on the June and December 2018 Note, Bellridge had no out-of-pocket losses and made approximately $500,000 on an investment of $1.92 million.

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

As of June 30, 2021 and December 31, 2020, out of an abundance of caution and without prejudice to its position in this matter, a $94,000 liability is included in due to related parties on Prime EFS’s balance sheet as of such date. However, if the motion to dismiss is denied, TLSS and/or Prime will file counterclaims seeking at least $168,750 from Ms. Mazzola.

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

By letter dated October 16, 2020, attorneys for the Creditors gave Prime EFS notice of default (the “Notice of Default”) under the settlement agreement that documents the Payment Plan and related terms and conditions. The Notice of Default correctly states that Prime EFS did not make the payment due under the Payment Plan on September 25, 2020 and has not made any further weekly payments since September 25, 2020. The Notice of Default correctly demands, under the settlement agreement that documents the Payment Plan and related terms and conditions, that, as of the day of Prime EFS’s default, Prime EFS owed the Creditors $1,678,556.06, which is accrued and included in insurance payable on the accompanying consolidated balance on June 30, 2021 and December 31, 2020. In the Notice of Default, the Creditors reserve the right to institute legal proceedings against Prime EFS for its defaults under the Payment Plan, to seek default interest at 9% per annum and to seek the Creditors’ costs of collection.

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

Nevertheless, out of an abundance of caution and without prejudice to its position in this matter, as of June 30, 2021, Prime EFS recorded notes payable due of $220,000 and accrued interest payable of $66,297.

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

Other than discussed above, as of June 30, 2021, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2021, we entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 32,127 shares of Series E and (ii) Warrants to purchase 42,857,143 shares of the Company’s common stock which are equal to 1,334 warrants for each for each share of Series E purchased (the “April 2021 Series E Offering”). The gross proceeds to the Company were $375,000, or $11.67 per unit. We paid fees of $42,500 and received net proceeds of $332,500. The initial exercise price of the Warrants related to the April 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, we issued 8,571,4293 warrants to the placement agent at an initial exercise price of $0.01 per share.

During the six months ended June 30, 2021, we issued 571,296,287 shares of our common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended June 30, 2021, the Company and each Q1/Q2 2020 Note investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the three months ended June 30, 2021, we reversed the accrued Mandatory Penalty amount due of $664,400 and recorded a gain on debt extinguishment of $664,400. Additionally, during the three months ended June 30, 2021, we issued 28,358,841 shares of our common stock upon the conversion of all remaining Q1/Q2 2020 Note principal and interest balances due aggregating $277,916.

During the three months ended June 30, 2021, we issued 15,923,322 shares of our common stock upon the conversion of all remaining April 20 Note principal and interest balances due aggregating $95,540.

During the six months ended June 30, 2021, we issued 52,482,141 shares of our common stock in connection with the cashless exercise of 98,557,429 warrants. The exercise price was based on contractual terms of the related warrant.

In May and June 2021, we issued 68,571,429 shares of our common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share.

The above securities were issued in reliance upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:
3.1	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2020).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 9, 2020).
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021).
3.5 *	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of April 13, 2021.
3.6 *	Certificate of Designation of Preferences, Rights and Limitations of Series F Preferred Stock of the Company, filed on February 22, 2021.
4.1	Form of Convertible Note dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.2	Form of Warrant dated between January 2020 and April 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
10.1	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).
10.2	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).
10.3	Form of Securities Purchase Agreement related to Series E Preferred Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 9, 2020).
10.4	Form of Registration Rights Agreement related to Series E Preferred Stock (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 9, 2020).
10.5	Form of Amendment to Series E Transaction Documents, effective January 21, 2021, between TLSS and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K dated January 28, 2021).
10.6	Stock Purchase Agreement, dated March 22, 2021, related to the sale of Series E preferred stock (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 23, 2021).
10.7	Stock Purchase Agreement, dated March 24, 2021, between TLSS Acquisition, Inc. (a wholly owned subsidiary of the Company) and Cougar Express, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2021).
10.8	Stock Purchase and Sale Agreement, dated June 15, 2021, between the Company and Anthony Berritto (sole shareholder of SalSon Logistics, Inc., a Georgia corporation) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: August 13, 2021	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

