Form 10-Q
period 2021-09-30
Transportation & Logistics Systems, Inc.
filed 2021-11-15
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 15, 2021
Common Stock, $0.001	2,865,770,438

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

September 30, 2021

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets - As of September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) – For the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
Signatures		72

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,668,329	$579,283
Accounts receivable, net	474,318	-
Prepaid expenses and other current assets	291,802	75,951
Assets subject to assignment for benefit of creditors, current portion	-	740,381

Total Current Assets	3,434,449	1,395,615

OTHER ASSETS:
Security deposit	33,340	-
Property and equipment, net	562,990	472,670
Intangible assets, net	2,322,190	-
Right of use assets, net	27,276	-
Assets subject to assignment for benefit of creditors	-	1,665,411

Total Other Assets	2,945,796	2,138,081

TOTAL ASSETS	$6,380,245	$3,533,696

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts of $0 and $83,548, respectively	$-	$979,216
Notes payable, current portion, net of debt discount of $0 and $0, respectively	511,788	85,207
Note payable - related party	500,000	500,000
Accounts payable	369,812	465,581
Accrued expenses	247,606	254,095
Insurance payable	183,892	26,794
Lease liabilities, current portion	18,910	-
Derivative liability	-	4,181,187
Due to related parties	241,007	173,692
Accrued compensation and related benefits	78,333	2,670
Liabilities subject to assignment for benefit of creditors, current portion	-	11,338,459

Total Current Liabilities	2,151,348	18,006,901

LONG-TERM LIABILITIES:
Notes payable, net of current portion	278,985	290,215
Lease liabilities, net of current portion	8,366	-
Liabilities subject to assignment for benefit of creditors	-	1,249,996

Total Long-term Liabilities	287,351	1,540,211

Total Liabilities	2,438,699	19,547,112

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 700,000 and 700,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (Liquidation value $700 and $700, respectively)	700	700
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively ($6.00 per share liquidation value)	-	-
Series E preferred stock, par value $0.001 per share; 562,250 shares designated; 91,015 and 105,378 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively ($13.34 per share liquidation value)	91	105

Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 2,837,199,009 and 1,733,847,494 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,837,199	1,733,848
Additional paid-in capital	117,063,328	104,872,991
Accumulated deficit	(115,959,772)	(122,621,060)

Total Shareholders’ Equity (Deficit)	3,941,546	(16,013,416)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,380,245	$3,533,696

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES	$1,207,305	$6,309,509	4,273,498	$23,503,384

COST OF REVENUES	1,178,113	5,978,265	4,422,429	20,831,870

GROSS PROFIT (LOSS)	29,192	331,244	(148,931)	2,671,514

OPERATING EXPENSES:
Compensation and related benefits	351,908	551,306	1,064,570	1,955,854
Legal and professional fees	487,473	621,105	1,470,926	3,523,811
Rent	154,132	156,738	521,688	496,349
General and administrative expenses	323,658	173,680	821,593	615,331
Loss on lease abandonment	607,554	-	1,223,628	-

Total Operating Expenses	1,924,725	1,502,829	5,102,405	6,591,345

LOSS FROM OPERATIONS	(1,895,533)	(1,171,585)	(5,251,336)	(3,919,831)

OTHER INCOME (EXPENSES):
Interest expense	(71,939)	(2,028,958)	(290,898)	(7,016,597)
Interest expense - related parties	(22,685)	(22,686)	(67,315)	(152,262)
Warrant exercise inducement expense	(4,193,134)	-	(4,193,134)	-
Gain on debt extinguishment, net	-	907,447	1,564,941	7,151,041
Other income	11,001	91,950	194,823	266,918
Gain on deconsolidation of subsidiaries	12,427,220	-	12,427,220	-
Derivative (expense) income, net	-	37,826,129	3,284,306	(31,835,642)

Total Other Income (Expenses)	8,150,463	36,773,882	12,919,943	(31,586,542)

INCOME (LOSS) BEFORE INCOME TAXES	6,254,930	35,602,297	7,668,607	(35,506,373)

Provision for income taxes	-	-	-	-
		.
NET INCOME (LOSS)	6,254,930	35,602,297	7,668,607	(35,506,373)

Deemed dividends related to ratchet adjustment, beneficial conversion features, and accrued dividends	(21,386)	-	(1,007,319)	(18,696,012)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,233,544	$35,602,297	$6,661,288	$(54,202,385)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Basic	$0.00	$0.03	$0.00	$(0.11)
Diluted	$0.00	$0.00	$0.00	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,600,758,966	1,136,231,561	2,160,897,037	472,432,161
Diluted	2,899,703,458	2,506,145,678	2,506,656,853	472,432,161

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	700,000	$700	105,378	$105	1,733,847,494	$1,733,848	-	$-	$104,872,991	$(122,621,060)	$(16,013,416)

Common stock issued for debt conversion	-	-	-	-	15,454,546	15,454	-	-	154,546	-	170,000

Sales of Series E preferred share units	-	-	310,992	311	-	-	-	-	3,257,689	-	3,258,000

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	777,510	(829,836)	(52,326)

Net loss	-	-	-	-	-	-	-	-	-	(2,269,180)	(2,269,180)

Balance, March 31, 2021	700,000	700	416,370	416	1,749,302,040	1,749,302	-	-	109,062,736	(125,720,076)	(14,906,922)

Common stock issued for debt conversion	-	-	-	-	44,282,163	44,282			329,174	-	373,456

Sales of Series E preferred share units	-	-	32,126	32	-	-	-	-	332,468	-	332,500

Common stock issued for conversion of Series E preferred shares	-	-	(340,346)	(340)	571,296,287	571,296	-	-	(570,956)	-	-

Common stock issued for warrant exercise	-	-	-	-	121,053,570	121,054	-	-	564,660	-	685,714

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	143,872	-	143,872

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	104,533	(156,097)	(51,564)

Net income	-	-	-	-	-	-	-	-	-	3,682,857	3,682,857

Balance, June 30, 2021	700,000	700	108,150	108	2,485,934,060	2,485,934	-	-	109,966,487	(122,193,316)	(9,740,087)

Common stock issued for conversion of Series E preferred shares	-	-	(17,135)	(17)	25,725,519	25,726	-	-	(25,709)	-	-

Common stock issued for warrant exercise	-	-	-	-	325,539,430	325,539	-	-	2,929,416	-	3,254,955

Warrant exercise inducement expense	-	-	-	-	-	-	-	-	4,193,134	-	4,193,134

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	-	(21,386)	(21,386)

Net income	-	-	-	-	-	-	-	-	-	6,254,930	6,254,930

Balance, September 30, 2021	700,000	$700	91,015	$91	2,837,199,009	$2,837,199	-	-	$117,063,328	$(115,959,772)	$3,941,546

	Preferred Stock Series B		Preferred Stock Series E		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	1,700,000	$1,700	-	-	11,832,603	$11,833	25,000	$25	$47,715,878	$(60,615,860)	$(12,886,424)

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	73,725	-	73,725

Common stock issued for debt conversion	-	-	-	-	5,290,406	5,290	-	-	336,229	-	341,519

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	172,720	-	172,720

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	262,872	-	262,872

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	31,250	-	31,250

Reclassification of warrants from equity to derivative liabilities	-	-	-	-	-	-	-	-	(11,381,885)	-	(11,381,885)

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	18,696,012	(18,696,012)	-

Net loss	-	-	-	-	-	-	-	-	-	(3,453,338)	(3,453,338)

Balance, March 31, 2020	1,700,000	$1,700	-	-	17,123,009	17,123	25,000	25	55,906,801	(82,765,210)	(26,839,561)

Cancellation of issuable shares	-	-	-	-	-	-	(25,000)	(25)	25	-	-

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	311,660	-	311,660

Common stock issued for debt conversion, accrued interest and fees	-	-	-	-	412,573,593	412,573	-	-	2,317,667	-	2,730,240

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	15,531,703	-	15,531,703

Common shares issued for cashless warrant exercise	-	-	-	-	70,203,889	70,204	-	-	(70,204)	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	1,963,291	-	1,963,291

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	5,208	-	5,208

Net loss	-	-	-	-	-	-	-	-	-	(67,655,332)	(67,655,332)

Balance, June 30, 2020	1,700,000	1,700	-	-	499,900,491	499,900	-	-	75,966,151	(150,420,542)	(73,952,791)

Common stock issued for Series B preferred stock	(1,000,000)	(1,000)	-	-	1,000,000	1,000	-	-	-	-	-

Common stock issued for debt conversion, accrued interest and fees	-	-	-	-	477,682,407	477,682	-	-	4,334,087	-	4,811,769

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	19,700,260	-	19,700,260

Common shares issued for cashless warrant exercise	-	-	-	-	85,710,419	85,711	-	-	151,954	-	237,665

Conversion of debt and accrued interest to series D preferred stock	-	-	522,726	522	-	-	-	-	825,167	-	825,689

Conversion of series D preferred stock to common stock	-	-	(398,350)	(398)	398,350,000	398,350	-	-	(397,952)	-	-

Common stock issued for settlement	-	-	-	-	10,281,018	10,281	-	-	492,461	-	502,742

Net income	-	-	-	-	-	-	-	-	-	35,602,297	35,602,297

Balance, September 30, 2020	700,000	$700	124,376	$124	1,472,924,335	$1,472,924	-	$-	$101,072,128	$(114,818,245)	$(12,272,369)

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,668,607	$(35,506,373)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	498,876	42,101
Amortization of debt discount to interest expense	83,548	4,664,605
Stock-based compensation and consulting fees	-	1,999,749
Other non-cash interest and fees	-	9,080
Interest expense related to debt default	-	1,531,335
Derivative (income) expense, net	(3,284,306)	31,835,642
Non-cash portion of gain on extinguishment of debt, net	(1,564,941)	(7,203,589)
Non-cash portion of gain on deconsolidation of subsidiaries	(12,448,899)	-
Loss on lease abandonment	1,223,628	-
Warrant exercise inducement expense	4,193,134	-
Rent expense	1,680	12,911
Bad debt recovery	(11,240)	-
Other non-cash gain	(11,806)	-
Change in operating assets and liabilities:
Accounts receivable	173,941	628,378
Prepaid expenses and other current assets	159,142	(216,181)
Security deposit	94,000	(129,750)
Accounts payable and accrued expenses	500,908	(12,623)
Insurance payable	(123,445)	(250,961)
Accrued compensation and related benefits	(16,310)	226,415

NET CASH USED IN OPERATING ACTIVITIES	(2,863,483)	(2,369,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(460,510)
Proceeds from sale of property and equipment	3,451	-
Cash acquired in acquisition	10,031	-
Cash used for acquisitions	(2,133,146)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,119,664)	(460,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series E preferred share units	3,590,500	-
Proceeds from convertible notes payable	-	1,912,382
Proceeds from exercise of warrants	3,940,669	-
Repayment of convertible notes payable	-	(257,139)
Net proceeds from notes payable	-	4,479,662
Repayment of notes payable	(496,291)	(2,956,366)
Net proceeds (payments) on related party advances	37,315	(80,438)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,072,193	3,098,101

NET INCREASE IN CASH	2,089,046	268,330

CASH, beginning of period	579,283	50,026

CASH, end of period	$2,668,329	$318,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$288,533	$1,051,418
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$-	$262,872
Increase in derivative liability and debt discount	$-	$1,702,471
Conversion of debt and accrued interest for common stock	$543,457	$7,362,182
Reclassification of accrued interest to debt	$-	$89,262
Reclassification of due to related parties to accrued expenses	$94,000	$-
Decrease in put premium and paid-in capital	$-	$385,385
Reclassification of warrant value from equity to derivative liabilities	$-	$11,381,885
Deemed dividend related to price protection and beneficial conversion features	$882,043	$18,696,012
Conversion of debt and accrued interest for Series D preferred stock	$-	$586,012

ACQUISITIONS:
Assets acquired:
Accounts receivable	$265,175	$-
Prepaid expenses	7,534	-
Property and equipment	257,416	-
Right of use assets	44,388	-
Other receivable	622,240	-
Security deposits	33,340	-
Total assets acquired	1,230,093	-
Less: liabilities assumed:
Accounts payable	132,155	-
Accrued expenses	86,194	-
Notes payable	1,491,458	-
Lease liabilities	44,388	-
Total liabilities assumed	1,754,195
Increase in intangible assets - non-cash	$524,102	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”), was incorporated under the laws of the State of Nevada, on July 25, 2008. The Company operates through its active subsidiaries as a logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services.

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

During the year ended December 31, 2020 and 2019, one customer, Amazon, represented 96.7% and 98.7% of the Company’s total net revenues. Approximately 36.7% of the Company’s revenue of $4,273,498 for the nine months ended September 30, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations.

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

SEPTEMBER 30, 2021

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

On August 16, 2021, the Company’s subsidiaries, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all of the Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In an ABC, the debtor companies. Prime EFS and Shypdirect, together referred to as the “Assignors” executed Deeds of Assignment, assigning all of their assets to the Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Surrogate Court in the appropriate county, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute.

As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Company ceded authority for managing the businesses to the Assignee, and the Company’s management cannot carry on Prime EFS or Shypdirect’s activities in the ordinary course of business. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, the Company concluded that it had lost control of Prime EFS and Shypdirect, and no longer had significant influence over these subsidiaries during the ABC proceedings. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021 (See Note 10).

The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

As of December 31, 2020, the assets and liabilities of Prime EFS and Shypdirect subject to the Assignment for the Benefit of Creditors have been reflected as “Assets subject to assignment for benefit of creditors” and “Liabilities subject to assignment for benefit of creditors” on the accompanying condensed consolidated balance sheets.

Unless the context otherwise requires, TLSS and its wholly owned subsidiaries, TLSS Acquisition, Cougar Express, Shyp FX and Shyp CX, and its deconsolidated subsidiaries, Prime EFS and Shypdirect, whose results of operations for the three and nine months ended September 30, 2021 and 2020 are included in the results of the Company prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey, are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on SEC Form 10-K, filed on March 17, 2021.

The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

On August 16, 2021 the Company’s subsidiaries, Prime EFS and Shypdirect executed Deed of Assignments for the Benefit of Creditors in the State of New Jersey ABC Statute, assigning all of the Prime EFS and Shypdirect assets to the Assignee and filing for dissolution. The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Company ceded authority for managing the businesses to the Assignee, and the Company’s management cannot carry on Prime EFS or Shypdirect’s activities in the ordinary course of business. For these reasons, the Company concluded that it had lost control of Prime EFS and Shypdirect, and no longer had significant influence over these subsidiaries during the ABC proceedings. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. As of December 31, 2020, the assets and liabilities of Prime EFS and Shypdirect subject to assignment for the benefit of creditors have to been reflected as “Assets subject to assignment for benefit of creditors” and “Liabilities subject to assignment for benefit of creditors” on the accompanying condensed consolidated balance sheets (See Note 10).

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, TLSS Acquisition, Cougar Express, Shyp FX and Shyp CX, and Prime EFS and Shypdirect through the date of deconsolidation (September 7, 2021). All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

Going concern consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2021 and 2020, the Company had a net loss from operations of $5,251,336 and $3,919,831 and net cash used in operations was $2,863,483 and $2,369,261, respectively. Additionally, the Company had an accumulated deficit, shareholders’ equity, and working capital of $115,959,772, $3,941,546, and $1,283,101, respectively, on September 30, 2021. Furthermore, effective September 30, 2020 and in May 2021, the Company lost major contracts with its primary customer as described below.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (see Note 1). However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations. During the first quarter of 2021, the Company’s subsidiaries defaulted on certain truck leases. In connection with these defaults, the Lessor has demanded that the Company’s subsidiaries pay for the leased trucks in the amount of approximately $2,871,000 which was accrued and included in liabilities subject to assignment for benefit of creditors on the accompanying condensed consolidated balance sheets as of December 31, 2020 (see Note 10).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. During the nine months ended September 30, 2021, the Company issued an aggregate of 343,118 shares of its Series E preferred stock for net proceeds of $3,590,500 (see Note 9). The proceeds were used for the acquisition of Cougar Express and DDTI and for working capital purposes. Additionally, during the nine months ended September 30, 2021, the Company received proceeds of $3,940,669 from the exercise of stock warrants (see Note 9). Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on September 30, 2021 and December 31, 2020:

	On September 30, 2021			On December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$—	—	—	$4,181,187

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Nine Months ended September 30, 2021	For the Nine Months ended September 30, 2020
Balance at beginning of period	$4,181,187	$2,135,939
Initial valuation of derivative liabilities included in debt discount	-	1,702,474
Initial valuation of derivative liabilities included in derivative expense	-	14,892,068
Gain on extinguishment of debt related to repayment/conversion of debt	(896,881)	(44,169,129)
Reclassification of warrants from equity to derivative liabilities	-	11,381,885
Change in fair value included in derivative (gain) expense	(3,284,306)	16,943,574
Balance at end of period	$-	$2,886,811

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On September 30, 2021, cash in bank in excess of FDIC insured levels amounted to approximately $2,474,000. The Company has not experienced any losses in such accounts through September 30, 2021.

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

SEPTEMBER 30, 2021

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the nine months ended September 30, 2021 and 2020, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

SEPTEMBER 30, 2021

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

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) per common share - basic:
Net income (loss)	$6,254,930	$35,602,297	$7,668,607	$(35,506,373)
Less: deemed dividends	(21,386)	-	(1,007,319)	(18,696,012)
Net income (loss) attributable to common stockholders	$6,233,544	$35,602,297	$6,661,288	$(54,202,385)
Weighted average common shares outstanding – basic	2,600,758,966	1,136,231,561	2,160,897,037	472,432,161
Net income (loss) per common share – basic	$0.00	$0.03	$0.00	$(0.11)

Income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders – basic	$6,233,544	$35,602,297	$6,661,288	$(54,202,385)
Add: interest of convertible debt	-	1,990,000	-	-
Add: Series E dividends	21,386	-	1,007,319	-
Less: derivatives income	-	(37,826,129)	-	-
Numerator for income (loss) per common share – diluted	$6,254,930	$(233,832)	$7,668,607	$(54,202,385)
Weighted average common shares outstanding – basic	2,600,758,966	1,136,231,561	2,160,897,037	472,432,161
Add: dilutive shares related to:
Warrants	176,830,482	19,363,556	223,645,806	-
Series B preferred stock	700,000	-	700,000	-
Series E preferred stock	121,414,010	-	121,414,010	-
Convertible notes payable	-	1,350,550,561	-	-
Weighted average common shares outstanding – diluted	2,899,703,458	2,506,145,678	2,506,656,853	472,432,161
Net income (loss) per common share – diluted	$0.00	$(0.00)	$0.00	$(0.11)

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the nine months ended September 30, 2021 and 2020 as they would have an anti-dilutive impact on the Company’s net income (loss) in that period and consisted of the following:

	September 30, 2021	September 30, 2020
Stock warrants	467,008,109	54,746,723
Stock options	80,000	80,000
Convertible debt	-	1,350,550,561
Series B convertible preferred stock	700,000	700,000
Series D convertible preferred stock	-	124,376,000
Series E convertible preferred stock	121,414,010	-
	589,202,119	1,530,453,284

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Deconsolidation of Subsidiaries

The Company accounts for a gain or loss on deconsolidation of a subsidiary or derecognition of a group of assets in accordance with ASC 810-10-40-5. The Company measures the gain or loss as the difference between (a) the aggregate of fair value of any consideration received, the fair value of any retained noncontrolling investment and the carrying amount of any noncontrolling interest in the former subsidiary at the date the subsidiary is deconsolidated and (b) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for fiscal years beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible assets. After the purchase price measurement period, the Company may record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. During the three months ended September 30, 2021, the Company increased the customer relations intangible asset acquired and accrued expenses by $7,057 to reflect additional funds due to the owner of Cougar Express.

Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the respective acquisition:

	DDTI	Cougar Express	Total
Assets acquired:
Cash	$-	$10,031	$10,031
Accounts receivable	-	265,175	265,175
Other assets	-	40,874	40,874
Transportation vehicles	209,585	-	209,585
Equipment	20,000	27,831	47,831
Right of use assets	44,388	-	44,388
Other receivable	-	622,240	622,240
Non-compete agreement	-	150,000	150,000
Customer relations	373,449	2,123,768	2,497,217
Total assets acquired at fair value	647,422	3,239,919	3,887,341
Liabilities assumed:
Notes payable	(103,034)	(16,184)	(119,218)
PPP loan payable	-	(622,240)	(622,240)
Accounts payable	-	(132,155)	(132,155)
Accrued expenses	-	(40,059)	(40,059)
Lease liabilities	(44,388)	-	(44,388)
Total liabilities assumed	(147,422)	(810,638)	(958,060)
Net asset acquired	$500,000	$2,429,281	$2,929,281

Purchase consideration paid:
Cash paid	$100,000	$2,033,146	$2,133,146
Acquisition payable	-	46,135	46,135
Promissory notes	400,000	350,000	750,000
Total purchase consideration paid	$500,000	$2,429,281	$2,929,281

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the nine months ended September 30, 2021 and 2020, acquisition and transaction related expenses primarily consisted of legal fees of approximately $8,200 and $0, respectively. Additionally, the Company paid expenses and fees relating to the sale of Series E preferred stock in which a portion of the proceeds were used to pay the cash portion of the consideration (see Note 9).

NOTE 4 – ACCOUNTS RECEIVABLE

On September 30, 2021 and December 31, 2020, accounts receivable, net consisted of the following:

	September 30, 2021	December 31, 2020
Accounts receivable	$474,318	$-
Allowance for doubtful accounts	-	-
Accounts receivable, net	$474,318	$-

NOTE 5 - PROPERTY AND EQUIPMENT

On September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Life	September 30, 2021	December 31, 2020
Delivery trucks and vehicles	3 - 6 years	$691,715	$544,010
Equipment	1 - 5 years	51,301	3,470
Subtotal		743,016	547,480
Less: accumulated depreciation		(180,026)	(74,810)
Property and equipment, net		$562,990	$472,670

During the nine months ended September 30, 2021, the Company sold vehicles of $116,310 with related accumulated depreciation of $38,992, and received cash of $3,451 and reduced notes payable of $73,864, resulting in a loss of $3 which is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

For the nine months ended September 30, 2021 and 2020, depreciation expense is included in general and administrative expenses and amounted to $173,849 and $42,101, respectively.

NOTE 6 – INTANGIBLE ASSETS

On September 30, 2021 and December 31, 2020, intangible asset consisted of the following:

	Useful life	September 30, 2021	December 31, 2020
Customer relations	3 - 5 years	$2,497,217	-
Non-compete agreement	5 years	150,000	-
		2,647,217	-
Less: accumulated amortization		(325,027)	-
		$2,322,190	$-

For the nine months ended September 30, 2021 and 2020, amortization of intangible assets amounted to $325,027 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2022	$577,825
2023	577,825
2024	520,771
2025	453,342
2026	192,427
$2,322,190

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE

August 30, 2019 convertible debt and related warrants

On August 30, 2019, the Company closed Securities Purchase Agreements (the “August 2019 Purchase Agreements”) with accredited investors. The August 2019 Notes and related August 2019 Warrants included down-round provisions under which the August 2019 Note conversion price and August 2019 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. During 2020 and prior, down-round protection was triggered. As of March 31, 2021 and December 31, 2020, the conversion price on the August 2019 Notes was $0.006 per share and the exercise price of any remaining August 2019 Warrants was $0.006 per share. On September 30, 2021 and December 31, 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $0 and $22,064, which consists of $0 and $22,064 of principal/default interest balances due, respectively.

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

The Q1/Q2 2020 Notes may be prepaid, provided that certain Equity Conditions, as defined in the Q1/Q2 2020 Notes, have been met (or any such failure to meet the Equity Conditions has been waived): (i) from each Q1/Q2 2020 Note’s respective original issuance date until and through the day that falls on the third month anniversary of such original issue date (each a “Q1/Q2 2020 Note 3 Month Anniversary”) at an amount equal to 105% of the aggregate of the outstanding principal balance of the Q1/Q2 2020 Note and accrued and unpaid interest, and (ii) after the applicable Q1/Q2 2020 Note 3 Month Anniversary at an amount equal to 115% of the aggregate of the outstanding principal balance of the Q1/Q2 2020 Note and accrued and unpaid interest. In the event that the Company closes a Public Offering, each holder may elect to: (x) have its principal and accrued interest prepaid directly from the proceeds of the Public Offering at the prices set forth above, (y) exchange its Q1/Q2 2020 Note at the closing of the Public Offering for the securities being issued in the Public Offering at the Public Offering prices based upon the outstanding principal, accrued interest and other charges, or (z) continue to hold its Q1/Q2 2020 Note(s). Except for a Public Offering and Q1/Q2 2020 Note Amortization Payments, in order to prepay a Q1/Q2 2020 Note, the Company must provide at least 30 days’ prior written notice to the holder thereof, during which time the holder may convert its Q1/Q2 2020 Note in whole or in part at the applicable conversion price. The Q1/Q2 2020 Note Amortization Payments were prepayments and were subject to prepayment penalties equal to 115% of the Q1/Q2 2020 Note Amortization Payment.

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

SEPTEMBER 30, 2021

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

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the three months ended June 30, 2021, the Company reversed the accrued Mandatory Penalty amount due of $664,400 and recorded a gain on debt extinguishment of $664,400. Additionally, during the three months ended June 30, 2021, the Company issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of September 30, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

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

SEPTEMBER 30, 2021

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

During the three months ended June 30, 2021, the Company issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of September 30, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0. On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

Other convertible debt

As discussed in Note 10, on August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bears no interest and is payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder shall have the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20.000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. On December 31, 2020, convertible notes payable related to this Note amounted to $170,000. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note and accordingly, as of September 30, 2021, the convertible note balance is $0.

Summary of derivative liabilities

During the nine months ended September 30, 2021 and 2020, due to the non-payment of amortization payments due, substantially all convertible notes were deemed in default. Since the default principal due is convertible at the same default terms contained in the related convertible notes, the Company determined that various terms of the convertible notes discussed above caused derivative treatment of the embedded conversion options related to the principal and default principal due. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option related to the principal and default principal due were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives related to the principal balance default principal due was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities.

As discussed above, the Company issued debt that consists of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, default provisions and payment of amortization payments in stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of each promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable may exceed the Company’s authorized share limit, effective January 30, 2020, the equity environment was tainted, and all convertible debentures and warrants were included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities. On January 30, 2020, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted. Accordingly, the Company recorded a reclassification from paid-in capital to derivative liabilities of $11,381,885 for warrants becoming tainted. On January 30, 2020, the fair value of the warrants to be reclassified to derivative liabilities was determined using the Binomial valuation model.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

During the nine months ended September 30, 2021 and 2020, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model with the following assumptions:

	2021	2020
Expected dividend rate	-	-
Expected term (in years)	0.75 to 5.00	1.00 to 5.00
Volatility	169.7% to 367.0%	154.2% to 370.0%
Risk-free interest rate	0.04% to 0.87%	0.12% to 1.62%

On September 30, 2021 and December 31, 2020, convertible promissory notes are as follows:

	September 30, 2021	December 31, 2020
Principal and default penalty amount	$-	$1,062,764
Less: unamortized debt discount	-	(83,548)
Convertible notes payable, net	-	979,216
Less: current portion of convertible notes payable	-	(979,216)
Convertible notes payable, net – long-term	$-	$-

On December 31, 2020, the principal and default penalty amount due of $1,062,764 consisted of promissory note principal balances due of $351,000 and default penalty amounts due of $711,764.

For the nine months ended September 30, 2021 and 2020, amortization of debt discounts related to convertible notes amounted to $83,548 and $4,058,842, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 8 – NOTES PAYABLE

Promissory notes

On January 15, 2021, in connection with the acquisition of DDTI, the Company issued a promissory note in the amount of $400,000. The principal amount of $400,000 is payable in four installments of $100,000 plus accrued interest as follows: $100,000 plus accrued interest was due and paid on April 15, 2021, $100,000 plus accrued interest was due and paid on July 15, 2021, $100,000 plus accrued interest is due on October 15, 2021 and $100,000 plus all remaining accrued interest is due on January 15, 2022. Interest accrues at 4% per annum. On September 30, 2021, the liability related to this note was $200,000.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

On March 24, 2021, in connection with the acquisition of Cougar Express, the Company issued a promissory note in the amount of $350,000. The principal amount of $350,000 is payable in two installments of $175,000 plus accrued interest as follows: $175,000 plus accrued interest was due and paid on September 23, 2021 and $175,000 plus all remaining accrued interest is due on March 23, 2022. Interest accrues at 6% per annum. On September 30, 2021, the liability related to this note was $175,000.

Equipment and auto notes payable

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note is due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments are due monthly commencing on January 27, 2020. The note is secured by the trucks and is personally guaranteed by the Company’s chief executive officer. On September 30, 2021 and December 31, 2020, equipment note payable to this entity amounted to $325,102 and $375,422, respectively.

In connection with the acquisition of DDTI, the Company assumed several truck notes payable liabilities due to entities. On September 30, 2021, truck notes payable to these entities amounted to $79,526.

In connection with the acquisition of Cougar Express, the Company assumed several equipment notes payable liabilities due to entities. On September 30, 2021, equipment notes payable to these entities amounted to $6,257.

Paycheck Protection Program Promissory Note

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

Line of credit

The Company’s subsidiary, Cougar Express, maintains a $5,000 line of credit with the bank. The line of credit bears interest (20.0% on September 30, 2021) and is payable of demand. On September 30, 2021, principal amount outstanding under the line of credit amounted to $4,888.

On September 30, 2021 and 2020, notes payable consisted of the following:

	September 30, 2021	December 31, 2020
Principal amounts	$790,773	$375,422
Less: current portion of notes payable	(511,788)	(85,207)
Notes payable – long-term	$278,985	$290,215

For the nine months ended September 30, 2021 and 2020, amortization of debt discounts related to notes payable amounted to $0 and $605,763, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 9– STOCKHOLDERS’ EQUITY (DEFICIT)

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

SEPTEMBER 30, 2021

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

During the period from July 1, 2020 to December 31, 2020, the Company issued 522,726,000 shares of its common stock in connection with the conversion of 522,726 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD. Accordingly, as of September 30, 2021 and December 31, 2020, no shares of Series D were outstanding.

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

SEPTEMBER 30, 2021

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. During the nine months ended September 30, 2021, the Company accrued dividends of $125,276 which has been included in accrued expenses on the accompanying condensed consolidated balance sheet.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

On December 8, 2020 the Company entered into an Engagement Agreement (the “Engagement Agreement”) with a placement agent to act as an exclusive selling/placement agent for the Company to assist in a financing for the Company. In connection with the engagement letter, the Company agreed to pay to the placement agent at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible or exercisable into the Company’s common stock (the “Securities Financing”) during the Exclusive Period which is for a period of 90 days from the date of execution of this Letter Agreement; (i) a cash transaction fee in the amount of 10% of the amount of the Securities Financing; and (ii) warrants (the “Warrants”) with a 5 year term and cashless exercise, equal to 10% of the amount of securities sold (on an as converted basis) in the Securities Financing, at an exercise price equal to the investor’s warrant exercise price of the Securities Financing. In connection with this Engagement Agreement, through December 31, 2020, the Company paid the placement agent cash of $67,000 and issued 15,314,285 warrants to the placement agent at an initial exercise price of $0.01 per share. Additionally, during the nine months ended September 30, 2021, the Company paid the placement agent cash of $385,500 and issued 91,542,858 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $400,500 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

During the three months ended June 30, 2021, the Company issued 571,296,287 shares of its common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended September 30, 2021, the Company issued 25,725,519 shares of its common stock in connection with the conversion of 17,135 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

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

SEPTEMBER 30, 2021

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

Shares issued in connection with conversion of Series E preferred shares

During the three months ended June 30, 2021, the Company issued 571,296,287 shares of its common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended September 30, 2021, the Company issued 25,725,519 shares of its common stock in connection with the conversion of 17,135 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Shares issued upon exercise of warrants

During the six months ended June 30, 2020, the Company issued 70,203,889 shares of its common stock in connection with the cashless exercise of warrants. The exercise price was based on contractual terms of the related warrant.

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

During the three months ended June 30, 2021, the Company issued 52,482,141 shares of its common stock in connection with the cashless exercise of 98,557,429 warrants. The exercise price was based on contractual terms of the related warrant.

In May and June 2021, the Company issued 68,571,429 shares of its common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share.

During the three months ended September 30, 2021, the Company issued 325,539,430 shares of its common stock and received proceeds of $3,254,955 from the exercise of 325,539,430 warrants at $0.01 per share.

Common shares issued settlement

On July 20, 2020, in connection with the parties’ recent settlement, the Company issued 10,281,018 shares to Bellridge to settle certain claims of Bellridge (see Note 11 under legal matters). These shares were valued at $502,742, or $0.049 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $502,742.

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

In connection with the sale of Series E preferred shares, during the nine months ended September 30, 2021, the Company issued warrants to purchase 457,714,289 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 91,542,858 warrants to the placement agent at an initial exercise price of $0.01 per share. (See Series E preferred shares above).

During the three months ended June 30, 2021, the Company issued 52,482,141 shares of its common stock in connection with the cashless exercise of 98,557,429 warrants. The exercise price was based on contractual terms of the related warrant.

In May and June 2021, the Company issued 68,571,429 shares of its common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

During the three months ended September 30, 2021, the Company issued 325,539,430 shares of its common stock and received proceeds of $3,254,955 from the exercise of 325,539,430 warrants at $0.01 per share.

During the six months ended September 30, 2021, the Company entered into Securities Purchase Agreements with certain of the holders of its existing Series E preferred warrants (“Exercising Warrants Holders”). Pursuant to the Securities Purchase Agreements, the Exercising Warrants Holders and the Company agreed that the Exercising Warrants Holders would cash exercise their existing warrants, into shares of common stock underlying such existing warrants Shares. In order to induce the Exercising Warrant Holders to cash exercise their existing Warrants, the Securities Purchase Agreements provided for the issuance of new warrants (“New Warrants”) with such New Warrants to be issued in an amount equal to 50% of the number of shares acquired by the Existing Warrant Holder through the exercise of existing warrants for cash. The New Warrants are exercisable upon issuance and terminate five years following the initial exercise date. The New Warrants have an exercise price per share of $0.01. During the six months ended September 30, 2021, of the 394,110,859 warrants exercised for cash, a total of 382,682,287 existing warrants were exercised for cash contemporaneously with the execution of the Securities Purchase Agreements resulting in total proceeds to the Company of $3,826,383. In connection with the exercise of these existing warrants for cash, the Company issued an aggregate of 191,341,147 New Warrants. The New Warrants issued in connection with the Securities Purchase Agreements were considered inducement warrants and are classified in equity. The fair value of the New Warrants issued was $4,193,134 and were expensed as warrant exercise inducement expense on the accompanying condensed consolidated statement of operations.

Warrant activities for the nine months ended September 30, 2021 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	147,112,603	0.052	4.83	$1,780,356
Granted	549,257,147	0.01
Inducement warrants granted	191,341,147	0.01
Increase in warrants related to price protection	71,965,500	0.01
Exercises	(492,668,288)	0.01
Balance Outstanding September 30, 2021	467,008,109	$0.02	4.54	$7,291,764
Exercisable, September 30, 2021	467,008,109	$0.02	4.54	$7,291,764

Stock options

Stock option activities for the nine months ended September 30, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	80,000	$8.84	3.58	-
Granted	-	-
Cancelled	-	-
Balance Outstanding September 30, 2021	80,000	$8.84	2.59	$-
Exercisable, September 30, 2021	40,000	$8.84	2.59	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 10 – ASSIGNMENT FOR THE BENEFIT OF CREDITORS

On August 19, 2021 the Company’s subsidiaries, Prime EFS and Shypdirect executed Deed of Assignments for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all of the Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In an ABC, the debtor companies. Prime EFS and Shypdirect, together referred to as the “assignors” executed Deeds of Assignment, assigning all of their assets to an Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. Due to the termination of their respective agreements with Amazon, Prime EFS and Shypdirect are insolvent and are unable to pay their debts when they become due. Accordingly, the Company deemed it to be desirable and in the best interest of Prime EFS and Shypdirect and its creditors to make an assignment of all of Prime EFS and Shypdirect’s assets for the benefit of the Prime EFS and Shypdirect’s creditors in accordance with the ABC Statute.

On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Surrogate Court in the appropriate county, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute. The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Company ceded authority for managing the businesses to the Assignee, and the Company’s management cannot carry on Prime EFS or Shypdirect’s activities in the ordinary course of business. Additionally, Prime EFS and Shypdirect no longer conduct any business and is not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, the Company concluded that it had lost control of Prime EFS and Shypdirect, and no longer had significant influence over these subsidiaries during the ABC proceedings. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021.

In order to deconsolidate Prime EFS and Shypdirect, the carrying values of the assets and liabilities of Prime EFS and Shypdirect were removed from the Company’s unaudited condensed consolidated balance sheet as of September 7, 2021. In connection with the deconsolidation, the Company recognized a gain on deconsolidation of subsidiaries of $12,427,220 which is included in “Gain on deconsolidation of subsidiaries within other income (expenses) during the three and nine months ended September 30, 2021 and consisted of the following:

September 30, 2021
Liabilities deconsolidated:
Notes payable (a)	$3,908,050
Accounts payable	1,242,421
Accrued expenses	314,927
Insurance payable	1,678,556
Contingency liabilities	3,311,272
Lease liabilities, current portion	1,263,494
Accrued compensation and related benefits	827,753
Total liabilities deconsolidated	12,546,473
Assets deconsolidated:
Cash	21,679
Accounts receivable	1,078
Property and equipment, net	96,496
Total assets deconsolidated	119,253
Gain on deconsolidation of subsidiaries	$12,427,220

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

As of December 31, 2020, the assets and liabilities of Prime EFS and Shypdirect subject to assignment for the benefit of creditors have been reflected as “Assets subject to assignment for benefit of creditors” and “Liabilities subject to assignment for benefit of creditors” on the accompanying condensed consolidated balance sheets and consisted of the following:

December 31, 2020
Assets:
Current assets:
Accounts receivable, net	$372,922
Prepaid expenses and other	367,459
Total current assets subject to assignment for benefit of creditors	740,381
Other Assets:
Security deposit	94,000
Property and equipment, net	126,137
Right of use assets, net	1,445,274
Total other assets subject to assignment for benefit of creditors	1,665,411
Total assets subject to assignment for benefit of creditors	$2,405,792
Liabilities:
Current liabilities:
Notes payable (a)	$3,834,337
Accounts payable	638,682
Accrued expenses	170,500
Insurance payable	1,959,099
Contingency liabilities	3,311,272
Lease liabilities, current portion	380,843
Due to related parties	124,000
Accrued compensation and related benefits	919,726
Total current liabilities subject to assignment for benefit of creditors	11,338,459
Long-term liabilities:
Notes payable, net of current portion (a)	147,379
Lease liabilities, net of current portion	1,102,617
Total long-term liabilities subject to assignment for benefit of creditors	1,249,996
Total liabilities subject to assignment for benefit of creditors	$12,588,455

(a)	Notes payable subject to assignment for benefit of creditors

On December 31, 2020, notes payable subject to assignment for benefit of creditors consisted of the following:

December 31, 2020
Principal amounts	$3,981,716
Less: current portion of notes payable	(3,834,337)
Notes payable subject to assignment for benefit of creditors – long-term	$147,379

On December 31, 2020, notes payable related to a promissory note amounted to $80,490 and is due on demand and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $80,490 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

In connection with the acquisition of Prime EFS, the Company assumed several notes payable liabilities due to entities or individuals. These notes have effective interest rates ranging from 7% to 10% and are unsecured. On December 31, 2020, Prime EFS remaining notes payable to an entity amounted to $40,000 and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $40,000 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These notes were due between 45 and 273 days from the respective note issuance date. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. During the year ended December 31, 2020, the Company borrowed additional fund from individuals of $443,000, and received net proceeds of $423,000, net of original issue discount of $20,000, the Company repaid $320,500 of these funds, and a note with a principal balance of $195,000 was transferred into the April 20, 2020 convertible note discussed above. Furthermore, on June 30, 2020, one of these notes with a principal balance due of $150,000 and accrued interest payable of $82,274 was settled and a new note was entered into with a principal balance of $200,000. This new note bore no interest and was payable in monthly payments of $7,500 commencing on July 1, 2020 until paid in full. The Company repaid $15,000 of such note. On August 28, 2020, this note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000 (See Note 7). On December 31, 2020, Prime EFS notes payable related to one remaining individual amounted to $220,000 and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $220,000 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

In connection with the acquisition of Prime EFS, the Company assumed several equipment notes payable liabilities due to entities. On and December 31, 2020, Prime EFS equipment notes payable to these entities amounted to $43,364 and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, the remaining liability of $36,233 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. On December 31, 2020, Prime EFS auto notes payable to these entities amounted to $151,710 and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, the remaining liability of $85,175 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

On April 2, 2020, the Company’s subsidiary, Shypdirect, entered into a Paycheck Protection Program promissory note (the “Shypdirect PPP Loan”) with M&T Bank in the amount of $504,940 under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “Paycheck Protection Program”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the loan proceeds on May 1, 2020. Shypdirect used the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 28, 2020. On December 31, 2020, Shypdirect PPP Loan amounted to $504,940 and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $504,940 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

On April 15, 2020, the Company’s subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan” and together with the Shypdirect PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $2,941,212 under the SBA Paycheck Protection Program of the CARES Act. On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS used the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 16, 2020. On December 31, 2020, Prime EFS PPP Loan amounted to $2,941,212 and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $2,941,212 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Neither Prime EFS nor Shypdirect provided any collateral or guarantees for these PPP Loans, nor did they pay any facility charge to obtain the PPP Loans. These promissory notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Prime EFS and Shypdirect may prepay the principal of the PPP Loans at any time without incurring any prepayment charges. These PPP Loans may be forgiven partially or fully if the loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty-four-week period that commenced on May 1, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs. The Company exhausted such funds in the third quarter of 2020. In the fourth quarter of 2020, Shypdirect applied for full forgiveness of the Shypdirect PPP Loan. In the second quarter of 2021, Prime EFS applied for partial loan forgiveness on the Prime EFS PPP Loan in the amount of $2,691,884. However, any forgiveness of these PPP Loans is subject to approval by the SBA and M&T Bank and there is no guarantee that such forgiveness will be granted.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Prime EFS believes the Enterprise Answer and Counterclaims lack merit and intends to defend its position in the Arbitration vigorously. Nevertheless, while it believes it has meritorious defenses to this action, out of an abundance of caution and without prejudice to its position in the matter, as of December 31, 2021, Prime EFS accrued a contingency liability of $440,000 for purposes of this matter. Based on our knowledge of the matter, as developed to date, the Company continue to agree with this estimate of probable Prime EFS liability. Since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability of $440,000 is no longer reflected on the Company’s condensed consolidated balance sheet.

Bellridge Capital, L.P. v. TLSI and John Mercadante

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

SEPTEMBER 30, 2021

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

On June 4, 2021, TLSI and Mercadante moved to dismiss this action for failure to state a claim and, as to Mercadante, lack of jurisdiction (the “MTD”). On July 7, 2021, Bellridge filed opposition papers and on July 21, 2021, the defendants filed reply papers on the MTD. The motion is scheduled to be argued to the assigned judge on October 20, 2021. In its reply papers, TLSI asserted, inter alia, that Bellridge has no damages because giving effect to its conversions and cash payments by TLSI on the June and December 2018 Note, Bellridge had no out-of-pocket losses and made around $500,000 on an investment of $1.92 million.

In August 2021, Bellridge issued discovery requests to the defendants. In September 2021, the Court stayed all discovery pending the determination of the Defendants’ MTD. On October 20, 2021, the Court decided the MTD, dismissing all claims in the case against both Defendants predicated on fraud and negligent misrepresentation. The Court thereby dismissed the Complaint insofar as alleged against Mr. Mercadante. On October 29, 2021, the Company filed its Answer in this case. The Company intends to defend this case vigorously.

The Defendants believe they have good defenses to all claims alleged in the matter, including without limitation the defense of usury as outlined above. Based on the early stage of this matter, however, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

SCS has a right to file court papers opposing the above motion and thereafter the defendants intend to file reply papers in further support of the motion. To date, the court has not entered an order scheduling these filings or a hearing on the motion.

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

Frank Mazzola v. TLSI and Prime EFS, et al.

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

SEPTEMBER 30, 2021

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

In a Decision and Order dated September 24, 2021, the Court decided that this action should be transferred back to New York given the venue selection clause in the employment agreement between Mr. Mazzola and Prime. The Court therefore denied the Defendants’ motions to dismiss as moot. The Defendants thereafter filed a motion for reconsideration.

On November 2, 2021, without any payment of money by any party to any other party, all claims and counterclaims in this action were dismissed with prejudice (meaning permanently) and all parties exchanged general releases.

Rosemary Mazzola v. TLSI and Prime EFS

On September 19, 2020, attorneys for Frank Mazzola’s mother, Rosemary Mazzola, filed an action in the United States District Court for the Southern District of New York against TLSI and Prime EFS. The case was assigned docket number 1:20-cv-7582 and assigned to USDJ Gregory H. Woods. In this action, Ms. Mazzola originally claimed that TLSI entered into and breached an unspecified contract by failing to pay her $94,000. In addition, the complaint claimed that, although he was not a party to the unspecified contract, Mr. Cerny falsely represented that TLSI intended to “repay” Ms. Mazzola $94,000 plus interest. The complaint sought $94,000 from each defendant, plus late fees, costs, prejudgment interest and attorneys’ fees and, from Mr. Cerny punitive damages in an unspecified amount.

On November 23, 2020, counsel for Ms. Mazzola filed an Amended Complaint in this action, dropping Mr. Cerny and adding Prime EFS, LLC as a party. The new pleading demands $209,000 rather than the $94,000 in damages previously alleged. The new complaint alleges three claims: breach of contract against Prime EFS, alter ego liability against TLSI, and unjust enrichment against both TLSI and Prime EFS. Ms. Mazzola also demands legal fees and expenses under a prevailing-party provision in the Amended Stock Purchase Agreement.

On January 29, 2021, both TLSI and Prime EFS, LLC timely moved to the dismiss the Amended Complaint. Opposition and reply papers on this motion were filed in February 2021. Meanwhile, on March 11, 2021, the court entered an order in the case requiring all fact discovery to be concluded by September 9, 2021.

On October 13, 2021, the Court denied the Defendants’ motion to dismiss. Also on October 13, 2021, the defendants filed a letter motion seeking leave to add Frank Mazzola as a third-party defendant in this action. On October 27, 2021, the defendants filed their Answer and Counterclaims against Mrs. Mazzola.

On November 2, 2021, without any payment of money by any party to any other party, all claims and counterclaims in this action were dismissed with prejudice (meaning permanently) and all parties exchanged general releases.

As of December 31, 2020, out of an abundance of caution and without prejudice to its position in this matter, a $94,000 liability was included in liabilities subject to assignment for the benefit of creditors on the Company’s condensed consolidated balance sheet as of such date. Since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability is no longer reflected on the Company’s condensed consolidated balance sheet.

Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS, et al.

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

SEPTEMBER 30, 2021

On November 9, 2020, Prime EFS and Shypdirect filed their answer to the complaint in this action and also filed a third-party action against the insurance company in an effort to obtain defense and indemnity for this action.

On May 21, 2021, Prime EFS and Shypdirect also filed in action in the Supreme Court, State of New York, Suffolk County, seeking defense and indemnity for the Mercedes-Mejia action from the insurance brokerage, Acrisure LLC, which sold the County Hall insurance policy to Prime.

On August 19, 2021, the Plaintiff filed a motion for leave to file a first amended complaint to name four (4) additional parties as defendants – TLSI, ShypCX, Inc., ShypFX, Inc. and Cougar Express, Inc. On September 16, 2021, each of these entities filed papers in opposition to this motion.

On September 24, 2021, the Court granted Plaintiff’s motion for leave to amend the complaint herein, thus adding TLSI, ShypCX, Inc., ShypFX, Inc. and Cougar Express, Inc. as Defendants.

All of the recently named Defendants in this action intend to vigorously defend themselves in this action and to pursue the third-party actions for defense and indemnity against both County Hall and Acrisure. However, owing to the early stage of this action, we cannot evaluate the likelihood of an adverse outcome or estimate our liability, if any, in connection with this claim.

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

Default by Prime EFS on June 4, 2020 Settlement with Creditors

On June 4, 2020, Prime EFS agreed with two related creditors (the “Creditors”) to a payment plan (the “Payment Plan”) to settle, without interest, a total outstanding balance of $2,038,556 (the “Outstanding Balance”) owed by Prime EFS to the Creditors.

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

SEPTEMBER 30, 2021

Prime EFS also made each of the weekly payments due through Friday, September 18, 2020. However, Prime EFS did not make the payment due Friday, September 25, 2020, did not make any further weekly payment due under the Payment Plan, and has no present plan or intention to make any further payments under the Payment Plan because it lacks the cash-on-hand to do so.

By letter dated October 16, 2020, attorneys for the Creditors gave Prime EFS notice of default (the “Notice of Default”) under the settlement agreement that documents the Payment Plan and related terms and conditions. The Notice of Default correctly states that Prime EFS did not make the payment due under the Payment Plan on September 25, 2020 and has not made any further weekly payments since September 25, 2020. The Notice of Default correctly demands, under the settlement agreement that documents the Payment Plan and related terms and conditions, that, as of the day of Prime EFS’s default, Prime EFS owed the Creditors $1,678,556.06, which is accrued and included in insurance payable on the accompanying consolidated balance on September 30, 2021 and December 31, 2020. In the Notice of Default, the Creditors reserve the right to institute legal proceedings against Prime EFS for its defaults under the Payment Plan, to seek default interest at 9% per annum and to seek the Creditors’ costs of collection.

To date, Prime EFS has not responded to the Notice of Default and has no present plan or intention to respond. Since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability is no longer reflected on the Company’s condensed consolidated balance sheet.

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

In the demand, the attorneys for Mr. Nicholson also contend that TLSI is jointly and severally liable with Prime EFS for this balance.

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

As of June 30, 2021, Prime EFS recorded notes payable of $220,000 and accrued interest payable of $66,297. Since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability is no longer reflects on the Company’s condensed consolidated balance sheet. If Mr. Nicholson files suit against TLSI on one or both promissory notes, TLSI would defend itself vigorously in such an action, as these debts are solely Prime EFS liabilities and any finding of liability against TLSI is neither probable nor reasonably estimable. Thus, we cannot evaluate the likelihood of an adverse outcome or estimate our liability, if any, in connection with this claim.

Ryder Truck Rental, Inc. Demand Letter

On March 2, 2021, Shypdirect received a demand letter from Ryder Truck Rental, Inc. (“Ryder”) related to a breach of the Truck Lease and Service Agreement between Shypdirect and Ryder, dated October 9, 2018. Pursuant to the letter, Ryder terminated the Truck Lease and Service Agreement for failure to pay invoices due. Pursuant to the letter, Ryder also elected to require Shypdirect to purchase all of the terminated Vehicle(s) in accordance with the agreement for $2,871,272. In connection with this breach, as of December 31, 2020, the Company wrote off security deposits of $164,565 and has a recorded contingent liability, owed solely by Shypdirect, of $2,871,272 which is related to the default on truck leases for non-payment of monthly lease payments and the lessor’s demand for payment of the trucks for an aggregate contingency loss of $3,035,837. Shypdirect intends to dispute this demand. In addition, Shypdirect has returned all of the trucks to Ryder as Shypdirect is no longer using them. Since the Company deconsolidated Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability of $2,871,272 is no longer reflected on the Company’s condensed consolidated balance sheet.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Other than discussed above, as of September 30, 2021, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

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

See Note 13.

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

On December 31, 2020, contingency liability related to the Ryder termination amounted to $2,871,272 and is included in liabilities subject to assignment for benefit of creditors on the accompanying condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $2,871,272 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

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

SEPTEMBER 30, 2021

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

The closing of the transaction under the SPSA (the “Closing”) was to occur within 90 days of the SPSA agreement date (on or before September 13, 2021), provided all conditions shall have been met or waived.

The parties are in the process of negotiating an extension to the due diligence and financing periods pursuant to the SPA, as a quality of earnings report (“Q of E”) for the period ending June 30, 2021, was completed and disseminated to prospective financing sources on October 19, 2021. A Q of E provides a more detailed analysis of a company’s revenue and expenses, such as whether earnings generate an equal or greater amount of cash and the extent to which they are recurring or one-time, and is usually a necessary requirement for potential lenders to evaluate a potential financing transaction. The Company has engaged its outside accounting professionals to undertake an addendum to such Q of E through the end of August 31, 2021, to update such report through the most current period for which financial results of operations are available. The Company expects such addendum to be completed in the near future.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 12– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS, Rosemary Mazzola. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the year ended December 31, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. On December 31, 2020, amount due to this former majority owner of Prime amounted to $94,000, and have been included in liabilities subject to assignment for benefit of creditors on the accompanying condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $94,000 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

During the year ended December 31, 2019, a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $88,000. Additionally, during the year ended December 31, 2020, this employee advanced the Company $75,000 and was repaid $163,000. During the year ended December 31, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. On September 30, 2021 and December 31, 2020, amounts due to this former related party employee amounted to $0.

During the year ended December 31, 2019, an entity which is controlled by a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $25,000. In January 2020, this advance was repaid. During the year ended December 31, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. On September 30, 2021 and December 31, 2020, amounts due to this former related party entity amounted to $0.

On December 22, 2020, the Company’s chief executive officer advanced the Company $30,000. The advance is non-interest bearing and payable on demand. On December 31, 2020, amount due to the chief executive officer amounted to $30,000 and has been included in due to related parties on the accompanying condensed consolidated balance sheet. On January 29, 2021, the Company repaid this advance.

Notes payable – related parties

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note is due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest will be made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). The payment of all or any portion of the principal and accrued interest may be paid prior to the CEO Note Maturity Date. Interest accrues with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. All past due principal and interest on this Note will bear interest from maturity of such principal or interest until paid at the lesser of (i) 20% per annum, or (ii) the highest rate allowed by applicable law. To date, no repayments have been made on this related party note. On September 30, 2021 and December 31, 2020, interest payable to related parties amounted to $241,007 and $173,692 and is included in due to related parties on the accompanying condensed consolidated balance sheets, respectively. On September 30, 2021 and December 31, 2020, notes payable – related party amounted to $500,000 and $500,000, respectively. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

On October 31, 2021, the Company and this related party note holder entered into a confidential settlement agreement and mutual release. (See Note 15).

During the nine months ended September 30, 2021 and 2020, interest expense associated with advances from related parties, related party notes payable and convertible notes payable to related parties amounted to $67,315 and $152,262 and is included in interest expense – related parties on the accompanying condensed consolidated statement of operations.

NOTE 13 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In December 2018, the Company entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through December 2023. From the lease commencement date until the last day of the second lease year, monthly rent will be $14,000. At the beginning of the 30th month following the commencement date and through the end of the term, minimum rent will be $14,420 per month. In January 2019, the Company paid a security deposit of $28,000. During 2021, this security deposit was applied against rent due.

In July 2019, the Company entered into a 4.5-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through February 2024. From the lease commencement date until the last day of the second lease year, monthly rent will be $10,000. At the beginning of the 25th month following the commencement date and through the end of the term, minimum rent will be $10,500 per month. In July 2019, the Company paid a security deposit of $20,000. During 2021, this security deposit was applied against rent due.

In July 2019, the Company entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through August 2024. During the first year on the lease term, the base monthly rent will be $18,000 and will increase by 3% each lease year. Additionally, the Company will pay its portion of operating expenses. As of December 31, 2019, the Company paid a security deposit of $18,000. During 2021, this security deposit was applied against rent due.

Due to a reduction in the Company’s revenues and the loss of its Amazon revenues, during the second and third quarter of 2021, the Company abandoned the above properties. Accordingly, during the nine months ended September 30, 2021, the Company wrote the remaining balance of these right of use assets and recorded a loss on lease abandonment of $1,223,628. As of September 30, 2021 and December 31, 2020, the remaining lease liabilities related to these abandoned properties of $1,263,494 and $1,483,460, respectively. have been included in liabilities subject to assignment for benefit of creditors on the accompanying condensed consolidated balance sheets (see Note 10). As of December 31, 2020, the remaining right of use assets aggregating totaling $1,445,274 have been included in assets subject to assignment for benefit of creditors on the accompanying condensed consolidated balance sheets (see Note 10).

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

During the nine months ended September 30, 2021 and 2020, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $521,688 and $496,349, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2021 and 2020, the Company recognized sublease income of $194,823 and $241,308 which is included in other income on the accompanying condensed consolidated statement of operations, respectively.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

On September 30, 2021 and December 31, 2020, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2021	December 31, 2020
Office leases and truck right of use assets	$44,393	$-
Less: accumulated amortization into rent expense or cost of sales	(17,177)	-
Balance of ROU assets as of end of period	$27,276	$-

On September 30, 2021 and December 31, 2020, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2021	December 31, 2020
Lease liabilities related to office and truck leases right of use assets	$27,276	$-
Less: current portion of lease liabilities	(18,910)	-
Lease liabilities – long-term	$8,366	$-

On September 30, 2021, future minimum base lease payments due under non-cancelable operating leases are as follows:

September 30,	Amount
2022	$21,053
2023	8,765
Total minimum non-cancelable operating lease payments	29,818
Less: discount to fair value	(2,542)
Total lease liability on September 30, 2021	$27,276

NOTE 14 – CONCENTRATIONS

For the nine months ended September 30, 2021, four customers represented 77.9% (36.7%, 19.6%, 11.3% and 10.3%, respectively) of the Company’s total net revenues, respectively. For the nine months ended September 30, 2020, one customer, Amazon, represented 97.5% of the Company’s total net revenues. On September 30, 2021, four customers, represented 59.4% of the Company’s accounts receivable balance (19.9%, 16.6%, 12.1% and 10.8%, respectively).

During the nine months ended September 30, 2021 and 2010, the Company rented delivery vans and trucks from a limited number of vendors. Any shortage of supply of vans and trucks available to rent to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

All revenues are derived from customers in the United States.

NOTE 15 – SUBSEQUENT EVENTS

During the period from October 1, 2021 to November 15, 2021, the Company issued 28,571,429 shares of its common stock and received proceeds of $285,714 from the exercise of 28,571,429 warrants at $0.01 per share.

On October 31, 2021, the Company and this related party note holder entered into a confidential settlement agreement and mutual release. The Parties have agreed to adjust, settle and compromise the principal balance of the Note of $500,000 and unpaid accrued interest thereon of $240,822, for a discounted amount of $600,000, in full settlement of any and all amounts outstanding. The settlement amount was paid in November 2021.

In connection with the legal matter, Frank Mazzola v. TLSI and Prime EFS, et al., on November 2, 2021, without any payment of money by any party to any other party, all claims and counterclaims in this action were dismissed with prejudice (meaning permanently) and all parties exchanged general releases (see Note 11).

In connection with the legal matter, Rosemary Mazzola v. TLSI and Prime EFS, on November 2, 2021, without any payment of money by any party to any other party, all claims in this action were dismissed with prejudice (meaning permanently) and all parties exchanged general releases (see Note 11).

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

During the year ended December 31, 2020 and 2019, one customer, Amazon, represented 96.7% and 98.7% of the Company’s total net revenues. Approximately 36.7% of the Company’s revenue of $4,273,498 for the nine months ended September 30, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon.

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

Due to the termination of their respective agreements with Amazon and recurring losses, Prime EFS and Shypdirect are insolvent and are unable to pay their debts when they become due. Accordingly, the Company deemed it to be desirable and in the best interest of Prime EFS and Shypdirect and its creditors to make an assignment of all of Prime EFS and Shypdirect’s assets for the benefit of the Prime EFS and Shypdirect’s creditors in accordance with the ABC Statute. On August 16, 2021, the Company’s subsidiaries, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all of the Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In an ABC, the debtor companies. Prime EFS and Shypdirect, together referred to as the “Assignors” executed Deeds of Assignment, assigning all of their assets to the Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Surrogate Court in the appropriate county, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute.

As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Company ceded authority for managing the businesses to the Assignee, and the Company’s management cannot carry on Prime EFS or Shypdirect’s activities in the ordinary course of business. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, the Company concluded that it had lost control of Prime EFS and Shypdirect, and no longer had significant influence over these subsidiaries during the ABC proceedings. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021.

The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

As of December 31, 2020, the assets and liabilities of Prime EFS and Shypdirect subject to the Assignment for the Benefit of Creditors have to been reflected as “Assets subject to assignment for benefit of creditors” and “Liabilities subject to assignment for benefit of creditors” on the accompanying condensed consolidated balance sheets.

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

Deconsolidation of Subsidiaries

The Company accounts for a gain or loss on deconsolidation of a subsidiary or derecognition of a group of assets in accordance with ASC 810-10-40-5. The Company measures the gain or loss as the difference between (a) the aggregate of fair value of any consideration received, the fair value of any retained noncontrolling investment and the carrying amount of any noncontrolling interest in the former subsidiary at the date the subsidiary is deconsolidated and (b) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

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

For the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2021 and 2020. The financial information below is derived from our condensed consolidated financial statements included in this Quarterly Report.

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Revenues	$1,207,305	$6,309,509	$4,273,498	$23,503,384
Cost of revenues	1,178,113	5,978,265	4,422,429	20,831,870
Gross profit (loss)	29,192	331,244	(148,931)	2,671,514
Operating expenses	1,924,725	1,502,829	5,102,405	6,591,345
Loss from operations	(1,895,533)	(1,171,585)	(5,251,336)	(3,919,831)
Other income (expenses), net	8,150,463	36,773,882	12,919,943	(31,586,542)
Net income (loss)	6,254,930	35,602,297	7,668,607	(35,506,373)
Deemed dividend related to ratchet adjustment, beneficial conversion features, and accrued dividends	(21,386)	-	(1,007,319)	(18,696,012)
Net income (loss) attributable to common shareholders	$6,233,544	$35,602,297	$6,661,288	$(54,202,385)

Results of Operations

Revenues

For the three months ended September 30, 2021, our revenues were $1,207,305 as compared to $6,309,509 for the three months ended September 30, 2020, a decrease of $5,102,204, or 80.9%. This decrease was primarily a result of a decrease in revenue attributable to Prime EFS’s last-mile DSP business of $3,528,236, a decrease in revenue from Shypdirect’s mid-mile and long-haul business with Amazon of $2,400,597, and a decrease in revenue from other customers of $340,956. These decreases were offset from revenues generated from our newly acquired companies, DDTI and Cougar Express, of $292,884 and $874,701, respectively.

For the nine months ended September 30, 2021, our revenues were $4,273,498 as compared to $23,503,384 for the nine months ended September 30, 2020, a decrease of $19,229,886, or 81.8%. This decrease was primarily a result of a decrease in revenue attributable to Prime EFS’s last-mile DSP business of $13,732,513, a decrease in revenue from Shypdirect’s mid-mile and long-haul business with Amazon of $7,607,842, and a decrease in revenue from other customers of $509,659. These decreases were offset from revenues generated from our newly acquired companies, DDTI and Cougar Express, of $836,428 and $1,783,700, respectively.

During the year ended December 31, 2020 and 2019, one customer, Amazon, represented 96.7% and 98.7% of the Company’s total net revenues. Additionally, as discussed above, approximately 36.7% of our revenue of $4,273,498 for the nine months ended September 30, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations.

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

Cost of Revenues

For the three months ended September 30, 2021, our cost of revenues was $1,178,113 compared to $5,978,265 for the three months ended September 30, 2020, a decrease of $4,800,152, or 80.3%. For the nine months ended September 30, 2021, our cost of revenues was $4,422,429 compared to $20,831,870 for the nine months ended September 30, 2020, a decrease of $16,409,441, or 78.8%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. In the first quarter of 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020, which is included in cost of sales. The decrease in cost of sales was consistent with the decrease in revenues.

Gross Profit (Loss)

For the three months ended September 30, 2021, we had gross profit of $29,192, or 2.4% of revenues, as compared to gross profit of $331,244, or 5.2% of revenues, for the three months ended September 30, 2020, a decrease of $302,052, or 91.2%. For the nine months ended September 30, 2021, we had a gross loss of $(148,931), or (3.5)% of revenues, as compared to gross profit of $2,671,514, or 11.4% of revenues, for the nine months ended September 30, 2020, a decrease of $2,820,445, or 105.6%. The decreases in gross profit for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 primarily resulted from a decrease in revenues and a decrease in operational efficiencies in Prime EFS and Shypdirect due to the termination of the Amazon last-mile business and decrease in revenues from our mid-mile and long-haul business. Additionally, as discussed above, during the three months ended March 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020.

Operating Expenses

For the three months ended September 30, 2021, total operating expenses amounted to $1,924,725 as compared to $1,502,829 for the three months ended September 30, 2020, an increase of $421,896, or 28.1%. For the nine months ended September 30, 2021, total operating expenses amounted to $5,102,405 as compared to $6,591,345 for the nine months ended September 30, 2020, a decrease of $1,488,940, or 22.6%. For the three and nine months ended September 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Compensation and related benefits	$351,908	$551,306	$1,064,570	$1,955,854
Legal and professional Fees	487,473	621,105	1,470,926	3,523,811
Rent	154,132	156,738	521,688	496,349
General and administrative expenses	323,658	173,680	821,593	615,331
Loss on lease abandonment	607,554	-	1,223,628	-
Total Operating Expenses	$1,924,725	$1,502,829	$5,102,405	$6,591,345

Compensation and related benefits

For the three months ended September 30, 2021, compensation and related benefits amounted to $351,908 as compared to $551,306 for the three months ended September 30, 2020, a decrease of $199,398, or 36.2%. For the nine months ended September 30, 2021, compensation and related benefits amounted to $1,064,570 as compared to $1,955,854 for the nine months ended September 30, 2020, a decrease of $891,284, or 45.6%. During the three and nine months ended September 30, 2021, the overall decrease in compensation and related benefits was attributable to a decrease in compensation paid to significant employees and the reduction of staff due to the significant decrease in revenues and operations.

Legal and professional fees

For the three months ended September 30, 2021, legal and professional fees were 487,473 as compared to $621,105 for the three months ended September 30, 2020, a decrease of $133,632, or 21.5%. During the three months ended September 30, 2021, we had a decrease in legal fees of $207,206 related to a decrease in activities on ongoing legal matters, and a decrease in other professional fees of $54,344. These decreases were offset by an increase in accounting fees of $98,272, and an increase in consulting fees of $29,646.

For the nine months ended September 30, 2021, legal and professional fees were $1,470,926 as compared to $3,523,811 for the nine months ended September 30, 2020, a decrease of $2,052,885, or 58.3%. During the nine months ended September 30, 2021, we had a decrease in legal fees of $86,443 related to a decrease in activities on ongoing legal matters, a decrease in consulting fees of $133,312 and a decrease in stock-based consulting fees of $1,999,749 that we incurred in the 2020 period and not in the 2021. These decreases were offset by an increase in accounting fees of $107,400 incurred, and an increase in other professional fees of $59,219 which primarily consisted of fees for the mailing of proxy and shareholder information.

Rent expense

For the three months ended September 30, 2021, rent expense was $154,132 as compared to $156,738 for the three months ended September 30, 2020, a decrease of $2,606, or 1.7%. For the nine months ended September 30, 2021, rent expense was $521,688 as compared to $496,349 for the nine months ended September 30, 2020, an increase of $25,339, or 5.1%. This increase was attributable to an increase in rental space due to the acquisition of Cougar Express. As of September 30, 2021, we abandoned our lease and vacated the premises related to the ceased operations of Prime EFS and Shypdirect.

General and administrative expenses

For the three months ended September 30, 2021, general and administrative expenses were $323,658 as compared to $173,680 for the three months ended September 30, 2020, an increase of $149,978, or 86.3%. For the nine months ended September 30, 2021, general and administrative expenses were $821,593 as compared to $615,331 for the nine months ended September 30, 2020, an increase of $206,262, or 33.5%. These increases were primarily attributable to the acquisition of Double D Trucking and Cougar Express and were offset by decreases in general and administrative expenses due to cost-cutting measures taken.

Loss from lease abandonment

Due to a reduction in our revenues and the loss of its Amazon revenues, during the second and third quarter of 2021, we abandoned our leased premises related to the ceased operations of Prime EFS and Shypdirect. Accordingly, during the three and nine months ended September 30, 2021, we wrote the remaining balance of this right of use asset and recorded a loss on lease abandonment of $607,554 and $1,223,628, respectively.

Loss from operations

For the three months ended September 30, 2021, loss from operations amounted to $1,895,533 as compared to $1,171,585 for the three months ended September 30, 2020, an increase of $723,948, or 61.8%. For the nine months ended September 30, 2021, loss from operations amounted to $5,251,336 as compared to $3,919,831 for the nine months ended September 30, 2020, an increase of $1,331,505, or 34.0%.

Other expenses (income)

Total other expenses (income) include interest expense, derivative expense, warrant exercise inducement expense, gain on debt extinguishment, and other income. For the three and nine months ended September 30, 2021 and 2020, other expenses (income) consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Interest expense	$71,939	$2,028,958	$290,898	$7,016,597
Interest expense – related party	22,685	22,686	67,315	152,262
Warrant exercise inducement expense	4,193,134	-	4,193,134	-
Loss (gain) on debt extinguishment	-	(907,447)	(1,564,941)	(7,151,041)
Other income	(11,001)	(91,950)	(194,823)	(266,918)
Gain on deconsolidation of subsidiaries	(12,427,220)	-	(12,427,220)	-
Derivative (income) expense	-	(37,826,129)	(3,284,306)	31,835,642
Total Other Expenses (Income)	$(8,150,463)	$(36,773,882)	$(12,919,943)	$31,586,542

For the three months ended September 30, 2021 and 2020, aggregate interest expense was $94,624 and $2,051,644, respectively, a decrease of $1,957,020, or 96.4%. For the nine months ended September 30, 2021 and 2020, aggregate interest expense was $358,213 and $7,168,859, respectively, a decrease of $6,810,646, or 95.0%. During the nine months ended September 30,2020, we recorded a 30% default interest penalty of $1,531,335, which was included in interest expense. We did not incur this expense during the 2021 periods. Additionally, the decrease in interest expense was attributable to a decrease in interest-bearing loans due to the conversion of debt to equity and a decrease in the amortization of original issue discount.

During the six months ended September 30, 2021, we entered into Securities Purchase Agreements with certain of the holders of its existing Series E preferred warrants (“Exercising Warrants Holders”). Pursuant to the Securities Purchase Agreements, the Exercising Warrants Holders and we agreed that the Exercising Warrants Holders would cash exercise their existing warrants, into shares of common stock underlying such existing warrants Shares. In order to induce the Exercising Warrant Holders to cash exercise their existing Warrants, the Securities Purchase Agreements provided for the issuance of new warrants (“New Warrants”) with such New Warrants to be issued in an amount equal to 50% of the number of shares acquired by the Existing Warrant Holder through the exercise of existing warrants for cash. The New Warrants are exercisable upon issuance and terminate five years following the initial exercise date. The New Warrants have an exercise price per share of $0.01. In connection with the exercise of these existing warrants for cash, the Company issued an aggregate of 191,341,147 New Warrants. The New Warrants issued in connection with the Securities Purchase Agreements were considered inducement warrants and are classified in equity. During the three and nine months ended September 30, 2021 and 2020, the fair value of the New Warrants issued was $4,193,134 and were expensed as warrant exercise inducement expense on the accompanying condensed consolidated statement of operations.

For the three months ended September 30, 2021 and 2020, the net gain on extinguishment of debt was $0 and $907,447, respectively, a decrease of $907,447, or 100.0%. For the nine months ended September 30, 2021 and 2020, the net gain on extinguishment of debt was $1,564,941 and $7,151,041, respectively, a decrease of $5,586,100, or 78.1%. The gains on debt extinguishment were attributable to the settlement of convertible debt and warrants, the settlement of secured merchant loans, the conversion of convertible debt, and the settlement of other payables.

During the three months ended September 30, 2021 and 2020, we recorded other income of $11,001 and $91,950. During the nine months ended September 30, 2021 and 2020, we recorded other income of $194,823 and $266,98. Other income was primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces. As of September 30, 2021, the Company abandoned substantially all of its leased properties and will no longer receive sublease income in the future.

For the three and nine months ended September 30, 2021, we recognized a gain on deconsolidation of subsidiaries of $12,427,220. We did not recognize this gain during the 2020 periods.

For the three months ended September 30, 2021 and 2020, derivative expense (income) was $0 and $(37,826,129), respectively, a change of $37,826,129. For the nine months ended September 30, 2021 and 2020, derivative expense (income) was $(3,284,306) and $31,835,642, respectively, a change of $35,119,948. During the three and nine months ended September 30, 2021 and 2020, we recorded a derivative expense (income) related to the calculated initial derivative fair value of conversion options and warrants. Additionally, we adjusted our derivative liabilities to fair value and recorded derivative expense or income.

Net Income (Loss)

Due to factors discussed above, for the three months ended September 30, 2021 and 2020, net income amounted to $6,254,930 and $35,602,297, respectively. For the three months ended September 30, 2021 and 2020, net income attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series E preferred stock of $21,386 and $0, amounted to $6,233,544, or $0.00 per basic and diluted common share, and $35,602,297, or $0.03 per basic common share and $0.00 per diluted common share, respectively.

Due to factors discussed above, for the nine months ended September 30, 2021 and 2020, net income (loss) amounted to $7,668,607 and $(35,506,373), respectively. For the nine months ended September 30, 2021 and 2020, net income (loss) attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series E preferred stock of $1,007,319 and $18,696,012, amounted to $6,661,288, or $0.00 per basic and diluted common share, and $(54,202,385), or $(0.11) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2021 and December 31, 2020, we had a cash balance of $2,668,329 and $579,283, respectively. Our working capital was $1,283,101 on September 30, 2021. We reported a net increase in cash for the nine months ended September 30, 2021 as compared to December 31, 2020 of $2,089,046 primarily as a result of net cash proceeds received from the sale of Series E preferred stock units of $3,590,500 and cash proceeds from the exercise of warrants of $3,940,669, offset by the use of net cash for acquisitions of $2,123,115, the repayment of notes payable of $496,291, and by cash used in operations of $2,863,483.

We do not believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. Our revenues decreased significantly since the fourth quarter of 2020 due to the termination of the Amazon last-mile business. Additionally, as discussed elsewhere, during the nine months ended September 30, 2021 due to the termination of the Amazon Relay Carrier Terms of Service between Amazon and Shypdirect, there has been a significant decrease in cash flows from operations. We are seeking to (i) replace its last-mile DSP business and supplement its mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan, commenced in February 2020. In connection thereto, in January 2021, we completed the asset acquisition of DDTI and in March 2021, we completed the acquisition of Cougar Express, as discussed elsewhere.

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

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the three months ended June 30, 2021, we reversed the accrued Mandatory Penalty amount due of $664,400 and recorded a gain on debt extinguishment of $664,400. Additionally, during the three months ended June 30, 2021, we issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of September 30, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

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

During the three months ended June 30, 2021, we issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of September 30, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0. On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

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

During the three months ended June 30, 2021, the Company issued 571,296,287 shares of its common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended September 30, 2021, the Company issued 25,725,519 shares of its common stock in connection with the conversion of 17,135 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

Conversions of Convertible Notes, Warrants and Convertible Preferred Stock

The Company’s trading price quoted on the OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.0267 on September 30, 2021. This drop, together with anti-dilution protection features contained in the August 2019 Notes and August 2019 Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, caused the conversion prices of most of the Company’s outstanding notes and the exercise price of many of the Company’s outstanding warrants, to fall to $0.006. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock.

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

During the three months ended June 30, 2021, the Company issued 571,296,287 shares of its common stock in connection with the conversion of 340,346 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended September 30, 2021, the Company issued 25,725,519 shares of its common stock in connection with the conversion of 17,135 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended June 30, 2021, we issued 52,482,141 shares of its common stock in connection with the cashless exercise of 98,557,429 warrants. The exercise price was based on contractual terms of the related warrant.

In May and June 2021, we issued 68,571,429 shares of its common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share.

During the three months ended September 30, 2021, the Company issued 325,539,430 shares of its common stock and received proceeds of $3,254,955 from the exercise of 325,539,430 warrants at $0.01 per share.

Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 2,837,199,009 on September 30, 2021.

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

Paycheck Protection Program Promissory Notes

On April 15, 2020, our subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan”) with M&T Bank in the amount of $2,941,212 under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “Paycheck Protection Program”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS has used and plans to continue to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), should have commenced on November 16, 2020. To date, no payment has been made. On December 31, 2020, Prime EFS PPP Loan amounted to $2,941,212 and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $2,941,212 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

On April 2, 2020, our subsidiary, Shypdirect, entered into a Paycheck Protection promissory note (the “Shypdirect PPP Loan” and together with the Prime EFS PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $504,940 under the SBA Paycheck Protection Program of the CARES Act. On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the Shypdirect PPP Loan proceeds on May 1, 2020. Shypdirect has used and plans to continue to use the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 28, 2020. To date, no payment has been made. On December 31, 2020, Shypdirect PPP Loan amounted to $504,910 and is included in liabilities subject to assignment for benefit of creditors on the Company’s unaudited condensed consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $504,940 was deconsolidated and removed from the Company’s unaudited condensed consolidated balance sheet.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2021 amounted to $2,863,483. During the nine months ended September 30, 2021, net cash used in operating activities was primarily attributable to net income of $7,668,607, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $498,876, derivative income of $3,284,306, amortization of debt discount of $83,548, gain on debt extinguishment of $1,564,941, warrant exercise inducement expense of $4,193,134, a non-cash gain from the deconsolidation of subsidiaries of $12,448,899 and loss on lease abandonment of $1,223,628, and changes in operating assets and liabilities such as a decrease in accounts receivable of $173,941, a decrease in prepaid expenses and other current assets of $159,142, a decrease in security deposit of $94,000, an increase in accounts payable and accrued expenses of $500,908, a decrease in insurance payable of $123,445, and a decrease in accrued compensation and related benefits of $16,310.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 amounted to $2,119,664 and consisted of net cash used for the acquisition of DDTI and Cougar Express offset by cash proceeds from the sale of property and equipment of $3,451.

Net cash used in investing activities for the nine months ended September 30, 2020 amounted to $460,510 and consisted of cash paid for the purchase of five box trucks of $460,510.

Financing activities

For the nine months ended September 30, 2021, net cash provided by financing activities totaled $7,072,193. During the nine months ended September 30, 2021, we received proceeds from the sale of Series E preferred shares of $3,590,500, cash proceeds of $3,940,669 from the exercise of warrants and an increase in amounts due to related party of $37,315, offset by the repayment of notes payable of $496,291.

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

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2021 and 2020, we had loss from operations of $5,251,336 and $3,919,831 and net cash used in operations was $2,863,483 and $2,369,261, respectively. Additionally, we had an accumulated deficit, shareholders’ equity, and working capital of $115,959,772, $3,941,546, and $1,283,101, respectively, on September 30, 2021. Furthermore, effective September 30, 2020 and in May 2021, we lost major contracts with our primary customer as described below.

On June 19, 2020, Amazon notified Prime EFS by the Prime EFS Termination Notice that it does not intend to renew the In-Force Agreement when that agreement expired. In the Prime EFS Termination Notice, Amazon stated that the In-Force Agreement expires on September 30, 2020. Additionally, on July 17, 2020, pursuant to the Shypdirect Termination Notice, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020. However, on August 3, 2020, Amazon offered pursuant to the Aug. 3 Proposal to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS agrees to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS releases any and all claims it may have against Amazon, and Prime EFS covenants not to sue Amazon. In a “Separation Agreement” dated August 23, 2020, by and among Amazon, Prime EFS and the Company, Prime EFS and the Company agreed, for nominal consideration, that the Delivery Service Partner Program Agreement between Amazon and Prime EFS would terminate effective September 30, 2020; that Prime EFS and the Company would cooperate in an orderly transition of the last-mile delivery business from Prime EFS to other service providers; that Prime EFS would return any and all vehicles leased from Element Fleet Corporation by October 7, 2020 in good repair; and that Prime EFS would dismiss the Amazon Arbitration with prejudice. Under the same Separation Agreement, Prime EFS and the Company released any and all claims they had against Amazon and covenant not to sue Amazon. In a “Settlement and Release Agreement” dated August 21, 2020, by and among Amazon, Shypdirect, Prime EFS and the Company, Amazon withdrew the Shypdirect Termination Notice and extended the term of the Program Agreement to and including May 14, 2021. In the Settlement and Release Agreement, Shypdirect released any and all claims it had against Amazon, arising under the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020, or otherwise. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. During the first quarter of 2021, the Company defaulted on certain truck leases. In connection with these defaults, the Lessor has demanded that the Company’s subsidiaries pay for the leased trucks in the amount of approximately $2,871,000 which was accrued and included in contingency liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

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

It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. During the nine months ended September 30, 2021, the Company issued an aggregate of 343,118 shares of its Series E preferred stock for net proceeds of $3,590,500. The proceeds were used for the acquisition of Cougar Express and DDTI and for working capital purposes. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive, or raise additional debt and/or equity capital. In May and June 2021, the Company issued 68,571,429 shares of its common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share. During the three months ended September 30, 2021, the Company issued 325,539,430 shares of its common stock and received proceeds of $3,254,955 from the exercise of 325,539,430 warrants at $0.01 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including John Mercadante, Jr, our Chief Executive Officer and Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2021. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended September 30, 2021. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

Prime EFS believes the Enterprise Answer and Counterclaims lack merit and intends to defend its position in the Arbitration vigorously. Nevertheless, while it believes it has meritorious defenses to this action, out of an abundance of caution and without prejudice to its position in the matter, as of December 31, 2021, Prime EFS accrued a contingency liability of $440,000 for purposes of this matter. Based on our knowledge of the matter, as developed to date, the Company continue to agree with this estimate of probable Prime EFS liability. Since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability of $440,000 is no longer reflected on the Company’s condensed consolidated balance sheet.

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

In August 2021, Bellridge issued discovery requests to the defendants. In September 2021, the Court stayed all discovery pending the determination of the Defendants’ MTD. On October 20, 2021, the Court decided the MTD, dismissing all claims in the case against both Defendants predicated on fraud and negligent misrepresentation. The Court thereby dismissed the Complaint insofar as alleged against Mr. Mercadante. On October 29, 2021, the Company filed its Answer in this case. The Company intends to defend this case vigorously.

The Defendants believe they have good defenses to all claims alleged in the matter, including without limitation the defense of usury as outlined above. Based on the early stage of this matter, however, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

In a Decision and Order dated September 24, 2021, the Court decided that this action should be transferred back to New York given the venue selection clause in the employment agreement between Mr. Mazzola and Prime. The Court therefore denied the Defendants’ motions to dismiss as moot. The Defendants thereafter filed a motion for reconsideration.

On November 2, 2021, without any payment of money by any party to any other party, all claims and counterclaims in this action were dismissed with prejudice (meaning permanently) and all parties exchanged general releases.

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

On October 13, 2021, the Court denied the Defendants’ motion to dismiss. Also on October 13, 2021, the defendants filed a letter motion seeking leave to add Frank Mazzola as a third-party defendant in this action. On October 27, 2021, the defendants filed their Answer and Counterclaims against Mrs. Mazzola.

On November 2, 2021, without any payment of money by any party to any other party, all claims and counterclaims in this action were dismissed with prejudice (meaning permanently) and all parties exchanged general releases.

As of December 31, 2020, out of an abundance of caution and without prejudice to its position in this matter, a $94,000 liability was included in liabilities subject to assignment for the benefit of creditors on the Company’s condensed consolidated balance sheet as of such date. Since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability is no longer reflected on the Company’s condensed consolidated balance sheet.

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

On May 21, 2021, Prime EFS and Shypdirect also filed in action in the Supreme Court, State of New York, Suffolk County, seeking defense and indemnity for the Mercedes-Mejia action from the insurance brokerage, Acrisure LLC, which sold the County Hall insurance policy to Prime.

On August 19, 2021, the Plaintiff filed a motion for leave to file a first amended complaint to name four (4) additional parties as defendants – TLSI, ShypCX, Inc., ShypFX, Inc. and Cougar Express, Inc. On September 16, 2021, each of these entities filed papers in opposition to this motion.

On September 24, 2021, the Court granted Plaintiff’s motion for leave to amend the complaint herein, thus adding TLSI, ShypCX, Inc., ShypFX, Inc. and Cougar Express, Inc. as Defendants.

All of the recently named Defendants in this action intend to vigorously defend themselves in this action and to pursue the third-party actions for defense and indemnity against both County Hall and Acrisure. However, owing to the early stage of this action, we cannot evaluate the likelihood of an adverse outcome or estimate our liability, if any, in connection with this claim.

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

Default by Prime EFS on June 4, 2020 Settlement with Creditors

On June 4, 2020, Prime EFS agreed with two related creditors (the “Creditors”) to a payment plan (the “Payment Plan”) to settle, without interest, a total outstanding balance of $2,038,556 (the “Outstanding Balance”) owed by Prime EFS to the Creditors.

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

By letter dated October 16, 2020, attorneys for the Creditors gave Prime EFS notice of default (the “Notice of Default”) under the settlement agreement that documents the Payment Plan and related terms and conditions. The Notice of Default correctly states that Prime EFS did not make the payment due under the Payment Plan on September 25, 2020 and has not made any further weekly payments since September 25, 2020. The Notice of Default correctly demands, under the settlement agreement that documents the Payment Plan and related terms and conditions, that, as of the day of Prime EFS’s default, Prime EFS owed the Creditors $1,678,556.06, which is accrued and included in insurance payable on the accompanying consolidated balance on September 30, 2021 and December 31, 2020. In the Notice of Default, the Creditors reserve the right to institute legal proceedings against Prime EFS for its defaults under the Payment Plan, to seek default interest at 9% per annum and to seek the Creditors’ costs of collection.

To date, Prime EFS has not responded to the Notice of Default and has no present plan or intention to respond. Since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability is no longer reflected on the Company’s condensed consolidated balance sheet.

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

Since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability is no longer reflects on the Company’s condensed consolidated balance sheet. If Mr. Nicholson files suit against TLSI on one or both promissory notes, TLSI would defend itself vigorously in such an action, as these debts are solely Prime EFS liabilities and any finding of liability against TLSI is neither probable nor reasonably estimable. Thus, we cannot evaluate the likelihood of an adverse outcome or estimate our liability, if any, in connection with this claim.

Ryder Truck Rental, Inc. Demand Letter

On March 2, 2021, Shypdirect received a demand letter from Ryder Truck Rental, Inc. (“Ryder”) related to a breach of the Truck Lease and Service Agreement between Shypdirect and Ryder, dated October 9, 2018. Pursuant to the letter, Ryder terminated the Truck Lease and Service Agreement for failure to pay invoices due. Pursuant to the letter, Ryder also elected to require Shypdirect to purchase all of the terminated Vehicle(s) in accordance with the agreement for $2,871,272. In connection with this breach, as of December 31, 2020, the Company wrote off security deposits of $164,565 and has a recorded contingent liability, owed solely by Shypdirect, of $2,871,272 which is related to the default on truck leases for non-payment of monthly lease payments and the lessor’s demand for payment of the trucks for an aggregate contingency loss of $3,035,837. Shypdirect intends to dispute this demand. In addition, Shypdirect has returned all of the trucks to Ryder as Shypdirect is no longer using them. Since the Company deconsolidated Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of September 30, 2021, this liability of $2,871,272 is no longer reflected on the Company’s condensed consolidated balance sheet.

Other than discussed above, as of September 30, 2021, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, we issued 25,725,519 shares of our common stock in connection with the conversion of 17,135 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended September 30, 2021, we issued 325,539,430 shares of its common stock and received proceeds of $3,254,955 from the exercise of 325,539,430 warrants at $0.01 per share.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: November 15, 2021	By:	/s/ John Mercadante, Jr.
John Mercadante, Jr.
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

