Form 10-K
period 2021-12-31
Transportation & Logistics Systems, Inc.
filed 2022-03-31
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

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

Common Stock, $ 0.001 Par Value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐ No: ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.015 per share of common stock as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was $37,269,511.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 28, 2022, registrant had outstanding 3,187,771,983 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-K

December 31, 2021

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, “the Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation and its wholly owned subsidiaries, Shyp FX, Inc. (“Shyp FX”), Cougar Express, Inc. (“Cougar Express”), TLSS Acquisition, Inc. (“TLSS Acquisition”), and Shyp CX, Inc. (“Shyp CX”), and its deconsolidated former subsidiaries, Prime EFS, LLC (“Prime EFS”) and Shypdirect, LLC (“Shypdirect”) whose results of operations for the years ended December 31, 2021 and 2020 are included in the results of the Company prior to the September 7, 2021 filing of executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K (the “Annual Report”) that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to known and unknown risks, uncertainties, and other factors outside of our control that could cause our actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report, these risks and uncertainties include: our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; customers’ cancellation on short notice of master service agreements from which we derive a significant portion of our revenue or our failure to renew such master service agreements on favorable terms or at all; our ability to attract and retain key personnel and skilled labor to meet the requirements of our labor-intensive business or labor difficulties which could have an effect on our ability to bid for and successfully complete contracts; the ultimate geographic spread, duration and severity of the coronavirus outbreak and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or ameliorate its effects; our failure to compete effectively in our highly competitive industry could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance; our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; our history of losses, deficiency in working capital and a stockholders’ deficit and our ability to achieve sustained profitability; the termination of our mid-mile and long-haul delivery business by the single customer which accounted for the great bulk of that business, Amazon Logistics, Inc.; adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); adverse or unanticipated decisions by insurance companies and/or by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ii

PART I

Item 1. Description of Business.

Overview

We operate through our active subsidiaries, Cougar Express and Shyp FX, as a logistics and transportation company specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services.

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns its own transportation equipment and employs its own drivers. As of December 31, 2021, through our active subsidiaries, we owned approximately 17 vehicles consisting of box trucks and vans and employed approximately 22 drivers.

In addition, our operations utilize the services of independent contractors, who generally use their own vehicles, on an as needed basis. As of December 31, 2021, approximately nine to 12 independent contractors provided services to us on a part-time basis.

Between June 18, 2018 and September 30, 2020, we operated through two New Jersey-based subsidiaries, namely Prime EFS, which conducted a last-mile business focused on deliveries to retail consumers for our primary customer in New York, New Jersey, and Pennsylvania, and Shypdirect, which was formed in July 2018 and focused on, and conducted, our long-haul and mid-mile delivery businesses.

The great bulk of Prime EFS’s business prior to September 30, 2020 was conducted pursuant to the Delivery Service Provider program (the “Prime EFS DSP Program”) of Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”). In June 2020, Amazon gave notice to Prime EFS that Amazon would not be renewing the Prime EFS DSP Program agreement when that agreement terminated effective September 30, 2020. Amazon made clear to Prime EFS that Amazon’s decision not to renew the DSP agreement was part of a well-publicized initiative by Amazon to restructure how it would be delivering its last-mile services and did not reflect the quality of the services provided by Prime EFS. Prime EFS ceased operations on September 30, 2020 due to Amazon’s non-renewal of the Prime EFS DSP Program.

Shypdirect conducted its business as a carrier under a relay program service agreement with Amazon Logistics, Inc., last amended on August 24, 2020 (the “Program Agreement”). Under that agreement, Shypdirect provided transportation services, including receiving, loading, storing, transporting, delivering, unloading and related services for Amazon and its customers. On July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement, effective as of November 14, 2020 (the “Shypdirect Termination Notice”). On August 3, 2020, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS would agree to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, would release any and all claims it may have against Amazon, and covenant not to sue Amazon (the “Aug. 3 Proposal”). On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. The Program Agreement expired on May 14, 2021. In June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased all operations.

During the years ended December 31, 2021 and 2020, one customer, Amazon, represented 28.5% and 96.7% of our total net revenues. Approximately 28.5% of our revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact caused Prime EFS and Shypdirect to become insolvent and to cease operations.

On August 16, 2021, Prime EFS and Shypdirect executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In an ABC, debtor companies, here Prime EFS and Shypdirect, together referred to as the “Assignors”, executed Deeds of Assignment, assigning all of their assets to the Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. On September 7, 2021, the ABCs were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Surrogate Court, Bergen County, initiating judicial proceedings. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute.

As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, we relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, we deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. Our results of operations for the years ended December 31, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

While the Company has commenced replacing its Amazon business with acquisitions as set forth below, we continue to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities.

On November 13, 2020, we formed a wholly owned subsidiary, Shyp FX, under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, we simultaneously executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”). The purchase price under the APA was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships.

On March 24, 2021, our subsidiary, TLSS Acquisition, acquired all of the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the New York tri-state area. The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business through March 24, 2026. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country.

We have a highly experienced and dedicated senior management team, which is currently evaluating various opportunities, whether by acquisition or otherwise, for the Company to augment its current business and/or enter into new line(s) of business. While the Company is hopeful that it will be able to announce a plan in this regard shortly, there can be no assurance that we will in fact be able to augment our current business and/or enter into new line(s) of business or to do so profitably.

Corporate History

TLSS was incorporated under the name “PetroTerra Corp.” in the State of Nevada on July 25, 2008. Prior to March 2017, TLSS was an independent oil or gas exploration and development company focused on the acquisition or lease of properties that potentially contained extractable oil or gas. However, at that time, we had not generated any revenues and, due to a decline of the oil and gas markets, elected to seek other business opportunities.

On March 30, 2017, TLSS entered into a Share Exchange Agreement, dated as of the same date, with Save on Transport Inc., a Florida-based non-asset provider of integrated transportation management solutions, including brokerage and logistics services related to the transportation of automobiles and other freight (“Save on Transport”), pursuant to which we acquired Save on Transport as a wholly owned subsidiary. TLSS’s acquisition of Save on Transport was treated as a reverse merger and recapitalization of Save on Transport for financial reporting purposes because the Save on Transport shareholders retained an approximate 80% controlling interest in our consolidated company. Save on Transport was considered the acquirer for accounting purposes, and our historical financial statements before the acquisition transaction were replaced with the historical financial statements of Save on Transport before such acquisition. The balance sheets at their historical cost basis of both entities were combined at the acquisition date and the results of operations from the acquisition date forward included the historical results of Save on Transport and our combined results of operations from the acquisition date forward. On May 1, 2019, we entered into a Share Exchange Agreement with Save On and Steven Yariv, whereby the Company returned all of the stock of Save On to Steven Yariv in exchange for Mr. Yariv conveying 1,000,000 shares of common stock of the Company back to the Company.

On June 18, 2018, TLSS completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS from its members pursuant to the terms and conditions of a Stock Purchase Agreement entered into among the Company and the Prime EFS members on the Acquisition Date. Prime EFS was a New Jersey based transportation company that generated substantially all of its revenues from Amazon in New York, New Jersey, and Pennsylvania until it ceased operations on September 30, 2020 due to Amazon’s non-renewal of its Delivery Service Partner (DSP) Agreement with Prime EFS, as described above and elsewhere.

On July 24, 2018, TLSS formed Shypdirect LLC, a company organized under the laws of New Jersey. Shypdirect was a transportation company with a focus on tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office. Since its inception, Shypdirect generated substantially all of its revenues from Amazon. As described below, in August 2020, Amazon elected to terminate its Amazon Relay Carrier Terms of Service with Shypdirect effective May 14, 2021. Accordingly, in June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased all operations.

On November 13, 2020, TLSS formed a wholly owned subsidiary, Shyp FX, under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, we executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of DDTI.

On November 16, 2020, we formed a wholly owned subsidiary, TLSS Acquisition, under the laws of the State of Delaware. On March 24, 2021, TLSS Acquisition acquired all of the issued and outstanding shares of capital stock of Cougar Express.

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations.

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

Our Strategy and Competitive Strengths

As a result of the termination of Prime EFS’s involvement with Amazon’s DSP Program, we have begun the process of diversifying our business primarily starting with the acquisition of Cougar Express and the assets of DDTI. Our strategy is to be a leader in the transportation industry by providing on-time, high-quality pick-up, transportation, and long-haul, mid-mile and last-mile delivery services.

Market Knowledge and Understanding. While we have been operating our current business for only a few years, our senior management personnel collectively have more than 40 years of experience in the transportation industry and broad knowledge in providing transportation services. These solutions are in high demand, and we hope to grow our business more profitably than was experienced in prior periods. Members of our senior management team have operational experience both within and without the transportation and logistics industry together with extensive experience in business growth and acquisitions. We believe we understand the various segments of the end-to-end solutions required to deliver goods rapidly and accurately between the various pick-up and delivery points in the delivery chain.

Unwavering Focus on Relationships and Superior Service. We aim to be the premier platform and partner of choice for our customers. We believe we offer superior services and solutions due to our company-wide commitment to customer service.

Experienced and Proven Management Team. We believe our management team is among the most experienced in the industry. Our senior management team brings experience in transportation and logistics, mergers and acquisitions, information technology, e-commerce retailing and fulfillment.

We hope to leverage our competitive strengths to increase shareholder value through the following core strategies.

Pursue Value-Enhancing Strategic Acquisitions. We intend to pursue strategic acquisitions as a means of adding new markets in the United States, expanding our transportation and logistics service offerings, adding talented management and operational employees, expanding, and upgrading our technology platform and developing operational best practices. We are currently at various stages of reviewing several potential acquisition targets and believe we have significant opportunities to grow our business through our knowledge of our industry and possible acquisition targets.

Build Upon Strong Customer Relationships to Expand Organically. We intend to utilize our strategic acquisitions to facilitate organic growth through leveraging our product and service capabilities, expanding the size of our service area, and adding higher margin services to our service offerings.

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

We are also exploring technology-based acquisition opportunities that can provide higher margin solution-based products and services.

Customers and Markets

For the year ended December 31, 2021, four customers represented 74.5% (28.5%, 21.6%, 12.5% and 11.9%, respectively) of the Company’s total net revenues, respectively. For the year ended December 31, 2020, one customer, Amazon, represented 96.7% of the Company’s total net revenues.

Accordingly, we continue to have customer concentration risk, which we hope to address by expanding our organic growth through the addition of new customers and through the acquisition of businesses that provide transportation services for new customer bases.

Acquisitions

On January 15, 2021, through Shyp FX, we simultaneously executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of DDTI. DDTI’s annual revenues in 2020 exceeded $1 million. The purchase price under the APA was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. The acquisition of DDTI made the Company an approved contracted service provider of FedEx, which, we believe, fits in well with our current geographic coverage area and may lead to additional expansion opportunities within the FedEx network.

On November 11 2020, our wholly owned subsidiary, TLSS Acquisition, entered into an asset purchase agreement dated as of November 6, 2020 (“APA”), to acquire substantially all the assets and certain liabilities of Cougar Express. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. Some of Cougar Express’s accounts have been customers of Cougar Express for more than 20 years. On March 24, 2021, TLSS Acquisition acquired all the issued and outstanding shares of capital stock of Cougar Express. The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business through March 24, 2026.

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

We believe that the acquisition of DDTI and Cougar Express fit our current business plan, given DDTI and Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide us with a long-standing, well-run operation as a first step to begin replacing the revenue we lost as a result of Amazon’s terminating its delivery service provider and mid-mile and long-haul businesses.

Competition

Transportation services is highly competitive and composed of fragmented marketplaces, with multiple companies competing in the geographic region in which we provide services. We compete on service, reliability, scope and scale of operations, technological capabilities, and price. Our competitors include local, regional, and national companies that offer the same services we provide — some with larger customer bases, significantly more resources and more experience than we have. Additionally, some of our customers have internal resources that can perform services we offer. Due in part to the fragmented nature of the industry, we must strive daily to retain existing business relationships and forge new relationships.

The health of the transportation industry will continue to be a function of domestic economic growth, particularly in the e-commerce marketplace. We believe that we have positioned the Company to grow with and benefit from the e-commerce expansion. Together with our scale, technology, and company-specific initiatives, we believe that our positioning should keep us growing faster than the macro environment.

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

Classification of Independent Contractors. Tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies who misclassify workers and are found to have violated overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if said non-employees are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an employee or a non-employee; and impose penalties and fines for violations of the notice requirement and/or for misclassifications. Some states have launched initiatives to increase revenues from items such as unemployment, workers’ compensation and income taxes, and the reclassification of independent contractors as employees could help states with those initiatives. Taxing and other regulatory authorities and courts apply a variety of standards in their determinations of independent contractor status. If our independent contractor drivers are determined to be employees, we would incur additional exposure under some or all the following: federal and state tax, workers’ compensation, unemployment benefits, and labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Environmental Regulations. Our facilities and operations and our independent contractors are subject to various environmental laws and regulations dealing with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. Similar laws and regulations may apply in many of the foreign jurisdictions in which we operate. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws and regulations. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our operations or business. In the past, we have been responsible for the costs of cleanup of diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and a small percentage of our total shipments contain hazardous materials. We believe that our operations are in substantial compliance with current laws and regulations, and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results. Future changes in environmental regulations or liabilities from newly discovered environmental conditions or violations (and any associated fines and penalties) could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows. U.S. federal and state governments, as well as governments in certain foreign jurisdictions where we operate, have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could result in higher costs for new tractors and trailers, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.

Employees

As of the date of this annual report, the only employed individuals providing services to Transportation and Logistics Systems, Inc. are its chief executive officer and its chief financial officer. Other professional and executive services are procured by TLSS through independent contractors.

As of the date of this annual report, Shyp FX and Cougar Express have approximately 39 employees, all of whom are full-time.

Prior to the hiring Sebastian Giordano as to our chief executive officer, we retained the services of a consultant, Ascentaur, LLC (“Ascentaur”), pursuant to a Consulting Agreement between the Company and Ascentaur dated February 21, 2020, as amended (the “Consulting Agreement”). Mr. Giordano was and is the sole principal of Ascentaur. Under the Consulting Agreement, Ascentaur provided restructuring and management services to the Company under direction of the Board. The Consulting Agreement terminated on January 4, 2022, the date that Mr. Giordano became Chief Executive Officer, President and Chairman of the Board of the Company. Between February 21, 2020 and January 3, 2022, Mr. Giordano devoted the majority of his business attention to the Company but spent time on other business ventures as well.

As consideration for Mr. Giordano’s services, through January 4, 2022, Ascentaur received a base consulting fee of $300,000 annually, payable in installments of $12,500 twice a month and during 2021, received eligible bonuses of $184,621 based on certain Company revenue, EBITDA, market capitalization or capital raise milestones. In addition, upon approval by the Board, Ascentaur received nonqualified stock options to purchase up to 25,000,000 shares of Common Stock of the Company at an exercise price of $0.06 per share. In addition, during 2021, Mr. Giordano received reimbursement of $25,812 for health benefits.

On January 4, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity, potentially constituting (with prior grants made to Ascentaur), at the discretion of the Company’s Board of Directors, up to 5% of the outstanding common stock of the Company, vesting over the term of the employment agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022, pursuant to this employment agreement, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year quarter through January 3, 2025.

On January, 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano was appointed the Company’s Treasurer. Previously, Mr. James Giordano served as Chief Financial Officer and consultant to Freight Connections, Inc., an LTL / line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services. Mr. James Giordano’s employment with the Company is at will. He will receive annual compensation of $250,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives.

Information Systems

Shyp FX and Cougar Express use a suite of non-proprietary software programs and other technologies to manage dispatching of vehicles, employees, DOT compliance, vehicle maintenance, and scheduling.

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

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We lack an established operating history on which to evaluate our business and determine if we will be able to execute our business plan and can give no assurance that operations will result in profits.

We have been engaged in our current continuing and proposed business operations since June 2018. As a result, we have a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. You should consider an investment in our Company considering these risks, uncertainties, expenses and difficulties. Such risks include:

●	the absence of a significant operating history;

●	our ability to raise capital to develop our business and fund our operations;
●	expected continual losses for the foreseeable future;
●	our ability to anticipate and adapt to a developing market(s);
●	acceptance by customers;
●	limited marketing experience;
●	competition from internet-based logistics and freight companies;
●	competitors with substantially greater financial resources and assets than ours;
●	the ability to identify, attract and retain qualified personnel;
●	our ability to provide superior customer service; and
●	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company. We may be unable to successfully overcome these risks which could harm our business.

Our business strategy may be unsuccessful, and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We may not successfully manage our growth.

We intend to focus on rapid growth, including organic growth and additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy because of unfamiliarity with new markets, changes in revenue and business models, entering into new geographic areas and increased pressure on our existing infrastructure and information technology systems.

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

● A significant number of our transportation providers may go out of business, and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

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

During the years ended December 31, 2021 and 2020, one customer, Amazon, represented 28.5% and 96.7% of the Company’s total net revenues. Approximately 28.5% of the Company’s revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul businesses, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations. Until such time, if ever, that we can diversify our customer base and add additional significant customers, the loss of Amazon as a customer materially impaired our overall consolidated financial condition and our consolidated results of operations. Our contractual relationships with customers, including Amazon, generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

We may depend on third parties in the operation of our business.

As required, we dependent on third parties to provide truck and other transportation services and to report certain events to us, including delivery information and claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with our vendors could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely effected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

● equipment shortages in the transportation industry, particularly among contracted truckload carriers and truck leasing companies.

● interruptions in service or stoppages in transportation as a result of labor disputes, network congestion, weather-related issues, “Acts of God,” or acts of terrorism.

● changes in regulations impacting transportation.

● increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers; and

● changes in transportation rates.

Any shortage of supply of vehicles available to the Company could have a material adverse effect on our business, financial condition, and results of operations.

Increases in independent contractor driver compensation or other difficulties attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to maintain or grow our independent contractor driver fleet.

Our business operates with a combination of employed drivers and through fleets of vehicles that are owned and operated by independent contractors. In the case of independent contractors, they are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses, and other operating costs. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as the FMCSA Compliance Safety Accountability program may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation fleet.

In the future, we may experience difficulty in attracting and retaining sufficient numbers of qualified independent contractor drivers. Additionally, our agreements with independent contractor drivers are terminable by either party upon short notice without penalty. Consequently, we regularly need to recruit qualified independent contractor drivers to replace those who have left our fleet. If we are unable to retain our existing independent contractor drivers or recruit new independent contractor drivers, our business and results of operations could be adversely affected.

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

COVID-19 poses the risk that we or our employees, suppliers, professional advisors, customers, and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. Even after governmental entities have lifted current restrictions, there is a risk that such orders will be reinstated in jurisdictions in the short and long term, making it difficult to predict the longer-term financial impact of this virus on the Company.

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

Further, the impacts of COVID-19 have caused significant uncertainty and volatility in the credit markets. If our liquidity or access to capital becomes further constrained, or if costs of capital increase significantly due to the impact of COVID-19 because of volatility in the capital markets or other factors, then our financial condition, results of operations and cash flows could be materially adversely affected.

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

As a public company, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will devote a substantial amount of time and financial resources to these compliance initiatives.

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

We may have insufficient funds to fully develop our business, which may adversely affect our future growth.

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

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary because of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements may be substantial and will depend on many factors including:

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

We depend on the continued efforts and abilities of our executive officer, particularly Sebastian Giordano, as well as the senior management of our subsidiaries to establish and maintain our customer relationships and identify strategic opportunities. The loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and prospects. Competition for managerial talent with significant industry experience is high and we may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by our competitors. Although we have entered into an employment agreement with a key employee, we cannot guarantee that any of our officers or other key management personnel will remain employed by us for any length of time. Our inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely impact our results of operations and prospects.

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Historically, we have primarily funded our operations with proceeds from sales of convertible debt and convertible preferred stock. Since our inception, we have incurred recurring losses, including a loss from operations of $6,445,024 and $8,215,551 for the years ended December 31, 2021 and 2020, respectively. Until such time that we implement our growth through acquisition strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the e-commerce and the transportation and logistics industries and other factors described elsewhere in this “Risk Factors” section.

During the year ended December 31, 2021, we issued an aggregate of 343,118 shares of our Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of our Series G preferred stock for net proceeds of $5,479,560. The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. Additionally, during the year ended December 31, 2021, we received proceeds of $4,226,383 from the exercise of stock warrants. As such, we expect that our cash as of December 31, 2021 will be sufficient to fund our operations for at least the next twelve months from the date of the issuance of the consolidated financial statements.

Notwithstanding the foregoing, subsequent to December 31, 2021, we received additional proceeds of $855,000 from the sale of Series G preferred stock and $245,714 from the exercise of warrants which only further improve our financial condition.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020, our management team identified material weaknesses relating to, among other matters:

●	We lacked a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. In an effort to address this material weakness, in January 2022, we expanded our Board of Directors by three independent and outside members to a total of four directors. Further, we established the requisite board committees for audit, compensation, and nominating. The Audit Committee Chairman has current and prior experience in this role with other public companies listed on the OTC and NASDAQ.

●	Our overall lack of segregation of duties among our management team and our lack of segregation of duties and monitoring controls regarding our accounting staff because we have a limited staff of accountants maintaining our books and records. This is a common area of weakness for smaller companies with back-office operations with less than 5 people. We have made significant steps to mitigating this material weakness. We started with the hiring of a new, operational experienced CFO to provide oversight and drive immediate improvement in this area. To address this issue, we have begun implementation or implemented the following policies or processes:

●	Implementation of cash management and banking policy which includes increasing the controls related to individuals banking capabilities, utilization of a daily cash model and forecast, and policy to move cash receipts from customers to ACH.
●	Implementation of formalized payment and accounting transaction review and sign-off by the CFO.
●	Centralization of A/P and cash control at the corporate level including the receipt of invoices to a newly created email address and process to get authorized approval for invoices prior to input into system.
●	Implementation and completion of a formal and detailed 2022 budget and forecast for the consolidated Company.
●	Implemented a formal monthly business review process to discuss budget vs actual variances, and other operational issues to be presented to the Company’s CEO and Board of Directors.

●	We lacked supervision of outside consultants who may negotiate transactions on behalf of our company. As we started the new year in 2022, Sebastian Giordano, who in his capacity as outside consultant, played a large role in the Company’s financial turnaround from March 2020 onward, transitioned to take the formal role of CEO. His first action was to hire a new CFO and bring in three new independent and outside board members to strengthen the management controls of the organization. We currently outsource our financial reporting and certain accounting functions to an experienced outsourced accounting and consulting firm who has been engaged by the Company for the past four years. The short-term plan is to keep the financial reporting and certain accounting functions outsourced with this outsourced accounting and consulting firm until the Company is large enough to insource it. In the meantime, the new CFO of the Company is in the process of reviewing and making changes to the current accounting processes and methodologies as discussed above.

As discussed above, we have taken steps and plan to continue to take additional steps, to seek to remediate these material weaknesses and to improve our financial reporting systems and implement new policies, procedures, and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Our preferred stock securities purchase agreements impose restrictions on us that may prevent us from engaging in beneficial transactions.

We have entered into preferred stock securities purchase agreements that contain covenants that restrict our ability to, among other things:

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

The point-to-point transportation industry is highly cyclical, and our business is dependent on several factors, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, such as:

●	downturns in customers’ business cycles;
●	recessionary economic cycles;
●	changes in customers’ inventory levels and in the availability of funding for their working capital;
●	commercial driver shortages and increases in driver compensation;
●	industry compliance with a constantly changing regulatory environment;
●	excess delivery vehicle capacity in comparison with shipping demand; and
●	changes in government policies, tariffs, and taxes.

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

Our suppliers’ business levels also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts, and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

In addition, events outside our control, such as strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action and economic sanctions against a foreign state or individuals or groups located in or citizens of a foreign state, heightened security requirements, outbreaks of contagious disease including COVID-19 or other adverse public health developments could lead to reduced economic demand, reduced availability of credit or temporary closing of the shipping locations or United States borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

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

Our operations are affected by the winter season because inclement weather impedes operations. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and harsh weather that creates higher accident frequency, increased claims, and higher equipment repair expenditures. We also may suffer from weather-related or other events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets or the assets of our customers or otherwise adversely affect the business or financial condition of our customers, any of which developments could adversely affect our results or make our results more volatile.

We may be adversely affected by fluctuations in the price or availability of diesel fuel.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances or imposition of tariffs and economic sanctions, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our results of operations and financial condition. We have not used derivatives as a hedge against higher fuel costs in the past but continue to evaluate this possibility.

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

We operate in the United States pursuant to operating authority granted by the DOT. We, as well as our Company and owner-operator drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection, and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations and ergonomics. We may become subject to new, or amendment of existing, laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that may impose more restrictive regulations relating to such matters that may require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Possible changes to laws and regulations include:

●	increasingly stringent environmental laws and regulations, including changes intended to address NOx emissions as well as fuel efficiency and greenhouse gas emissions that are attributed to climate change;
●	restrictions, taxes, or other controls on emissions;
●	regulation specific to the energy market and logistics providers to the industry;
●	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;
●	driver and vehicle ELD requirements;
●	requirements leading to accelerated purchases of new trailers;
●	mandatory limits on vehicle weight and size;
●	driver hiring or retention restrictions;
●	increased bonding or insurance requirements; and
●	security requirements imposed by the DHS.

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

Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in the CSA program or the underlying methodology used by the FMCSA to determine a carrier’s safety rating could change and, as a result, our ability to maintain an acceptable score could be adversely impacted. For example, pursuant to a 2015 federal statutory mandate, the FMCSA commissioned the National Academy of Sciences (NAS) to conduct a study and report upon the CSA program and its underlying Safety Measurement System (SMS), which is the FMCSA’s process for identifying patterns of non-compliance and issuing safety-fitness determinations for motor carriers. In June 2017, the NAS published a report on the subject providing specific recommendations and concluding, among other things, that the FMCSA should explore a more formal statistical model to replace the current SMS process. In June 2018, the FMCSA posted its response to the NAS study in a report to Congress, concluding, among other things, that it would develop and test a new model, the Item Response Theory (IRT), which would replace the SMS process currently used. The FMCSA was expected to commence small scale testing of the IRT model as early as September 2018, with full-scale testing expected to occur in April 2019 and possible program roll-out expected to occur in late 2019 but the testing schedule has been delayed. The FMCSA’s June 2018 response is under audit by the DOT Inspector General to assess consistency with the NAS recommendations, and the audit findings will guide the agency’s actions and timing with respect to testing of the IRT model as a potential replacement for the SMS. In the event and to the extent that the FMCSA adopts the IRT model in replacement of the SMS or otherwise pursues rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that we and other motor carriers could be adversely affected, as compared to consideration of the current standards. If we receive an unacceptable CSA score, whether under the current SMS process, the IRT model, should it be finalized and adopted, or because of some other safety-fitness determination, our relationships with customers could be damaged, which could result in a loss of business.

Additionally, the requirements of CSA could shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth, and adversely impact our results of operations and profitability.

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

If we have operational spills or accidents or if we are found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, we could incur significant costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations in a particular area. The occurrence of any one or more of these developments could have a material adverse effect on our results of operations, competitive position, and financial condition. Environmental and worker health and safety laws are becoming increasingly more stringent and there can be no assurances that compliance with, or liabilities under, existing or future environmental and worker health or safety laws or regulations will not have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. See “Item 1. Business - Regulation” for information regarding several governmental regulations that could significantly affect our business and operations.

Our contractual agreements with our owner-operators expose us to risks that we do not face with our company drivers.

From time to time, we have relied upon independent contractor owner-operators to perform the services for which we contract with customers. While our use of independent contractors has to date been limited, we may increase our usage of independent contractor owner-operators if we are unable to meet demand for our transportation services with our own delivery vehicles and drivers. Our reliance on independent contractor owner-operators creates numerous risks for our business. For example, if our independent contractor owner-operators fail to meet our contractual obligations or otherwise fail to perform in a manner consistent with our requirements, we may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that we provide to customers. If we fail to deliver on time, if our contractual obligations are not otherwise met, or if the costs of our services increase, then our profitability and customer relationships could be harmed.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure, including operating and financial reporting systems. Our computer and communications system is critical in meeting customer expectations, effectively tracking, maintaining and operating our trucks and other delivery vehicles, directing and compensating our employees, and interfacing with our financial reporting system. Our financial reporting system receives, processes, controls, and reports information for operating our business and for tabulation into our financial statements. We currently maintain our computer systems at multiple locations, including several of our offices and terminals and third-party data centers, along with computer equipment at each of our terminals. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond our control. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and investigate and remediate any information security vulnerabilities. A significant natural disaster or cyber-attack incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents or third-party capacity providers, expose us to a risk of loss or litigation, or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

Our business may be harmed by terrorist attacks, future wars, or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such existing measures and future measures may have significant costs associated with them which a motor carrier is forced to bear. Moreover, large trucks carrying large freight are potential terrorist targets, and we may be obligated to take measures, including possible capital expenditures, intended to protect our trucks. In addition, the insurance premiums charged for some, or all of the coverage currently maintained by us could continue to increase dramatically or such coverage could be unavailable in the future.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Conversion and/or exercise of our preferred stock and/or warrants, has, and is likely to continue to dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes and preferred stock or exercised their warrants, and has and may continue to depress the price of our common stock, and may impede our ability to raise funds in the future.

In conjunction with capital raising efforts during 2021 and 2020, the Company made commitments to shareholders, preferred stockholders, and warrant holders to issue, or keep available for issuance, additional shares of common stock of the Company. On December 31, 2021 and 2020, the closing trading price as quoted on OTCQB market or OTC Pink market was $0.0133 and $0.0292, respectively. Anti-dilution protection features contained in our preferred stock securities purchase agreements and warrants only provide for one-way adjustment. If we issue or sell, or are deemed to have issued or sold, additional shares of common stock, options, warrants of convertible instruments, other than certain exempt issuances, for a consideration per share (the “Base Share Price”) less than a price equal to the conversion price in effect immediately prior to such issuance or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the Base Share Price. As a result, the existing stockholders, including holders who earlier converted their notes or preferred stock, or exercised their warrants, will continue to be subject to substantial dilution.

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

The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the Second Authorized Share Increase Amendment with the SEC on March 5, 2021. The Company filed a definitive information statement on Schedule 14C on March 15, 2021 and first mailed that information statement to stockholders promptly after filing. The Second Authorized Share Increase Amendment became effective on April 15, 2021.

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

Our shares of common stock are quoted on the OTCQB Market and there is a limited trading market for our common stock.

Since September 1, 2021, our shares of common stock have been traded on the OTCQB Market. Prior to such date, our shares of common stock were trading on the OTC Pink market. There is currently an active trading market for our common stock, but our common stock has traded in recent years only on a limited basis. Although there is an active trading market for our common stock, there are no assurances that trading activity will be sustained.

The public market for our common stock may be volatile. This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

The market price for shares of our common stock may be significantly affected by factors such as variations in quarterly and yearly operating results, general trends in the transportation and logistics industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common stock if a market for it develops.

Our common stock price has fluctuated in recent years, and the trading price of our common stock is likely to continue to reflect changes, which could result in losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;
●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;
●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;
●	changes in government policies in the United States;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;
●	dilution caused by the conversion into common stock of preferred shares and exercise of warrants;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	changes in accounting standards, policies, guidance, interpretations, or principles;
●	any lawsuit involving us or our services;
●	arrival and departure of key personnel;
●	sales of common stock by us, our investors, or members of our management team; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters and armed conflicts.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding, including the existing lawsuits filed against us and described elsewhere in this report, could divert our senior management’s attention, and could adversely affect our business, financial condition, results of operations and prospects.

If we do not meet the listing standards of a national securities exchange, our investors’ ability to make transactions in our securities will be limited and we will be subject to additional trading restrictions.

Our common stock currently is traded over-the-counter on the OTCQB market and is not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

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

On October 8, 2020, we entered into Securities Purchase Agreements with investors (collectively the “Investors”) pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 47,977 shares of Series E Convertible Preferred Stock (the “Series E”) and (ii) warrants (the “Warrants”) to purchase 23,988,500 shares of the Company’s common stock which are equal to 50% of the shares of common stock issuable upon conversion of the Series E if the Series E were converted on October 8, 2020 (the “October 2020 Series E Offering”). The gross proceeds to the Company were $640,000, or $13.34 per unit which is the stated value of each Series E share. We paid fees of $35,000 and received net proceeds of $605,000. The initial exercise price of the Warrants related to the October 2020 Series E Offering is $0.04 per share, subject to adjustment. Due to down-round provisions in the Warrants, the number of warrants was increased from 23,988,500 warrants to 95,954,000 warrants, and the exercise price was reduced to $0.01 per share.

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

On December 31, 2021, we entered into Securities Purchase Agreements with investors (the “Series G SPA”). Pursuant to Series G SPA; (A) on December 31, 2021, investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 615,000 shares of Series G and (ii) Warrants to purchase 615,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased; (B) on January 15, 2022, investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 70,000 shares of Series G and (ii) Warrants to purchase 70,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased; and (C) on March 4, 2022, an investor agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 25,000 shares of Series G and (ii) Warrants to purchase 25,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased. The gross proceeds to the Company were $7,100,000, or $10.00 per unit. We paid fees of $710,507, paid cash of $54,933 for the settlement of disputed penalties related the Series E, and received net proceeds of $6,334,560. The initial exercise price of the Warrants related to the Series G purchases is $0.01 per share, subject to adjustment.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series G shall be convertible into that number of shares of Common Stock calculated by dividing the Stated Value of each share of Series G being converted by the Conversion Price. The initial Conversion Price shall be $0.01 which shall be subject to adjustment as provided below. In addition, the Company shall issue the Holder converting all or any portion of Series G an additional sum (the “Series G Make Good Amount”) equal to $210 for each $1,000 of Stated Value of the Series G converted pro-rated for amounts more or less than $1,000 (the “Series G Extra Amount”). Subject to the Beneficial Ownership Limitation, the Make Good Amount shall be paid in Shares of Common Stock, as follows: The number of shares of Common Stock issuable as the Make Good Amount shall be calculated by dividing the Series G Extra Amount by the product of 80% times the average VWAP for the five Trading Days prior to the date a Holder delivered a notice of conversion to the Company (the “Conversion Date”), subject to beneficial ownership limitations.

Item 1B. Unresolved Staff Comments.

As of the filing of this Annual Report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 2. Properties.

Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458.

In December 2018, Shypdirect entered into a lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through December 2023. From the lease commencement date until the last day of the second lease year, monthly rent was $14,000. At the beginning of the 30th month following the commencement date and through the end of the term, minimum rent was $14,420 per month. In January 2019, the Company paid a security deposit of $28,000. During 2021, this security deposit was applied against rent due.

In July 2019, Shypdirect entered into a 4.5-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through February 2024. From the lease commencement date until the last day of the second lease year, monthly rent was $10,000. At the beginning of the 25th month following the commencement date and through the end of the term, minimum rent was $10,500 per month. In July 2019, the Company paid a security deposit of $20,000. During 2021, this security deposit was applied against rent due.

In July 2019, Shypdirect entered into a five-year lease agreement for the lease of office and warehouse space and parking spaces under a non-cancelable operating lease through August 2024. During the first year on the lease term, the base monthly rent was $18,000 increasing by 3% each lease year. As of December 31, 2019, the Company paid a security deposit of $18,000. During 2021, this security deposit was applied against rent due.

Due to a reduction in the Company’s revenues and the loss of its Amazon revenues, during the second and third quarter of 2021, we abandoned the above leases. Accordingly, during the year ended December 31, 2021, the Company wrote the remaining balance of these right of use assets and recorded a loss on lease abandonment of $1,223,628.

The lease of our subsidiary, Cougar Express, expired on December 31, 2021. Cougar Express is holding over in the facility while it attempts to negotiate a lease renewal with its landlord. The monthly holdover rent is 200% of the base monthly rental rate Cougar Express paid in 2021. Alternatively, Cougar Express is exploring options to move its operations to another facility. We expect that, whether Cougar Express renegotiates with its existing landlord or finds new space, it will pay materially higher rent in 2022 and future years than it did in 2020 and 2021.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding that we believe would have a material adverse effect on our business, financial condition, or operating results.

Disputes Between ELRAC LLC and Enterprise Leasing Company of Philadelphia, LLC on the one hand, and Prime EFS, LLC on the other hand

In 2021 and as of December 31, 2021, the Company’s prior subsidiary, Prime EFS, LLC (“Prime EFS”), was a party to an arbitration with two companies, ELRAC LLC (“ELRAC”), and Enterprise Leasing Company of Philadelphia, LLC (“ELC”).

As previously disclosed, since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of December 31, 2021, the Company’s consolidated balance sheet no longer included an accrual for this matter.

Solely to avoid the expense and distraction of the matter, on February 15, 2022, the Company and Prime EFS, on the one hand, and ERLAC and ELC, on the other hand, agreed in principle to settle the above matter for a single payment, by TLSI, to ERLAC and ELC, in an immaterial amount. Pursuant to the settlement, on March 31, 2022, the Company and Prime, on the one hand, and ERLAC and ELC, on the other hand, exchanged mutual general releases, thereby releasing and discharging any and all claims between the Company, Prime EFS and their affiliates, on the one hand, and ERLAC, ELC and their affiliates, on the other hand.

Bellridge Capital, L.P. v. TLSI and Mercadante

By letter dated April 28, 2020, a prior investor in the Company, Bellridge Capital, L.P. (“Bellridge”), claimed that the Company was in breach of its obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, a June 2018 promissory note, as amended. In the April 28, 2020 letter, Bellridge contended that TLSI owed Bellridge $1,978,557.76 with interest accruing daily.

TLSI contends that in an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other provisions, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 under any and all convertible and nonconvertible indebtedness ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company Common Stock.

On September 11, 2020, Bellridge nevertheless filed a civil action against TLSI, John Mercadante and Douglas Cerny in the U.S. District Court for the Southern District of New York, captioned Bellridge Capital, L.P. v. Transportation and Logistics Systems, Inc., John Mercadante and Douglas Cerny. The case was assigned Case No. 20-cv-7485. The complaint alleged two separate claims (the first and second claims for relief) for purported violations of section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, against the Company, Mr. Mercadante and/or Mr. Cerny; a claim (the third claim for relief) purportedly for control person liability under section 20(a) of the Exchange Act against Messrs. Mercadante and Cerny; a claim (the fourth claim for relief) purportedly for fraudulent inducement against the Company; a claim (the fifth claim for relief) purportedly for breach of an exchange agreement between Bellridge and the Company allegedly dated April 13, 2019 (the “Exchange Agreement”); a claim (the sixth claim for relief) against the Company purportedly for specific performance of the Exchange Agreement; a claim against the Company (the seventh claim for relief) for purported non-payment of a promissory note dated December 26, 2018 pursuant to which the Company borrowed $300,000 and committed to pay Bellridge $330,000 on or by March 15, 2019 plus 10% interest per annum (the “December 2018 Note”); a claim (the eighth claim for relief) purportedly for a declaratory judgment that the Company allegedly failed to comply with a condition precedent to the effectiveness of a subordination agreement (the “Subordination Agreement”) executed and delivered in August 2019; and a claim (the ninth claim for relief) for breach of an assignment agreement, executed on or about July 20, 2018 (the “Partial Assignment Agreement”) in connection with a purchase of 50,000 shares of Company Series A convertible preferred stock, by Bellridge, from third parties.

After discontinuing the foregoing federal action voluntarily and without prejudice, on April 23, 2021, Bellridge filed a civil action in New York Supreme Court, New York County, against TLSI and Mercadante. This mater, the “Bellridge State Court Action,” was assigned civil action number 652728/2021.

The original complaint in the Bellridge State Court Action asserted 11 causes of action: (1) against TLSI, allegedly for breach of a convertible promissory note issued June 18, 2018 (the “June 2018 Note”), seeking $539,114.06 in allegedly unpaid principal plus interest, costs and expenses; (2) against TLSI, also allegedly for breach of the June 2018 Note, seeking $343,000 plus interest, costs and expenses allegedly for TLSI’s purported failure to honor certain conversion notices in timely fashion; (3) against TLSI, allegedly for breach of the December 2018 Note, seeking $196,699 plus interest, costs and expenses; (4) against TLSI, allegedly for breach of a purported obligation to deliver shares of Common Stock under the Exchange Agreement, seeking $3,337,500 plus costs and interest; (5) against TLSI and Mercadante, allegedly for fraud in connection with the Exchange Agreement, seeking $447,500 plus costs and interest; (6) in the alternative to the 5th claim against TLSI and Mercadante, allegedly for negligent misrepresentation in connection with the Exchange Agreement, seeking $447,500 plus costs and interest; (7) against TLSI, allegedly for breach of certain terms relating to the conversion of 31,500 series A preferred shares, seeking not less than $57,960; (8) against TLSI and Mercadante, allegedly for fraudulent inducement of an August 30, 2019 subordination agreement (the “Subordination Agreement”), seeking a declaration annulling the Subordination Agreement; (9) against TLSI, allegedly for failing to provide all consideration recited in a purported side letter allegedly relating to and modifying the Subordination Agreement, seeking a declaration that Bellridge is discharged from its obligations under the Subordination Agreement; (10) against TLSI, allegedly for failing to honor a condition precedent to the subordination side letter, seeking a declaration that Bellridge is discharged from any obligations under the Subordination Agreement; and (11) against TLSI, allegedly for breach of the Subordination Agreement and/or the side letter, seeking damages in an amount to be determined at trial.

It is uncontested (a) that the purchase price under the June 2018 Note was $1,665,000 and (b) that the principal amount of the June 2018 Note was $2,497,503. Hence the June 2018 Note was issued at a 33.33% discount (OID). The June 2018 Note called for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the June 2018 Note was one year. The June 2018 Note calls for the application of New York law. TLSI contends that, since the total interest payable under the Note at issuance (including OID) was more than 40% per annum, for a period of one year, the June 2018 Note was void ab initio under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

It is also uncontested (a) that the purchase price under the December 2018 Note was $300,000 and (b) that the principal amount of the December 2018 Note was $330,000. Hence the December 2018 Note was issued at a 10% discount (OID). The Note called for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the Note was under 90 days; that is, it was made payable, in full, on March 15, 2019, after which the principal amount increases “by 30%” and default interest is due under the instrument at a rate of 18% per annum (§ 7(b)). The December 2018 Note, by its terms, is governed by New York law. TLSI contends that, since the total interest payable under the Note, over its term of under 90 days, including OID, was more than 40% per annum, the December 2018 Note, like the June 2018 Note, is void under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

TLSI also alleges that, in the Exchange Agreement, Bellridge was able to dictate terms and extract concessions from TLSI that were commercially unreasonable and unconscionable. TLSI alleges that Bellridge was able to do so solely because of Bellridge’s violations of N.Y. Penal Law § 190.40 in July 2018. As such, TLSI believes the Exchange Agreement is null and void under N.Y. Penal Law § 190.40 and cannot be enforced in this action. TLSI further alleges (a) that Bellridge has no damages under the two promissory notes because, giving effect to its conversions and cash payments by TLSI, Bellridge had no out-of-pocket losses and made upward of $500,000 on an investment of $1.92 million; (b) that Bellridge exchanged all its series A preferred for 32,500 shares of TLSI common stock and that TLSI fully honored a notice of conversion regarding the series A shares; (c) that Bellridge exchanged 700,000 of the 1,160,000 shares of Company Common Stock to which it was entitled under the Exchange Agreement into series B preferred; (d) that Bellridge has no actionable claim for breach of the Exchange Agreement inter alia because Bellridge did not even de-legend and seek to sell the 492,500 shares of Company Common Stock which Bellridge concedes were delivered; and (e) that Bellridge has no actionable claim for breach of the Subordination Agreement inter alia because the subordination side letter was merged into the Subordination Agreement and because Bellridge converted all TLSI indebtedness held in July-August 2020 profitably.

On June 4, 2021, TLSI and Mercadante moved to dismiss this action for failure to state a claim and, as to Mercadante, for lack of jurisdiction. On October 20, 2021, the Court decided the MTD, dismissing all claims in the case against both Defendants predicated on fraud and negligent misrepresentation. The Court thereby dismissed the Complaint insofar as alleged against Mercadante. On October 29, 2021, the Company filed its Answer in this case. On November 18, 2021, Bellridge filed an Amended Complaint purporting to revive its claims for fraud and negligent misrepresentation against both Defendants. Both Defendants filed objections to the Amended Complaint as procedurally improper. On December 17, 2021, the Defendants filed a renewed motion to dismiss the Amended Complaint with prejudice. That motion was fully briefed. In February 2022, all proceedings in this action were stayed 60 days to facilitate a mediation.

The Defendants believe they have good defenses to all claims alleged in the matter, including without limitation the defense of usury as outlined above. Based on the early stage of this matter, however, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. If the mediation is unsuccessful, the Company intends to defend this case vigorously.

SCS, LLC v. TLSI

On May 26, 2020, a civil action was filed against the Company in the Supreme Court of the State of New York, New York County, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Index No. 154433/2020.

The plaintiff in this action, SCS, LLC (“SCS”), alleged it is a limited liability company that entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleged claims for breach of contract, quantum meruit, unjust enrichment and account stated.

On July 22, 2020, the Company filed its answer, defenses and counterclaims in this action. Among other allegations, the Company averred that SCS’s claims were barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also averred that SCS’s alleged damages must be reduced by the compensation and other benefits received by Lawrence Sands, founder of SCS, as a W-2 employee of the Company. The Company also averred that the New York Supreme Court lacked subject matter jurisdiction of the action because SCS conceded it is a Florida LLC based in Florida and that the Company is a Nevada corporation based in Florida.

On July 31, 2020, SCS moved for summary judgment in this action. On August 18, 2020, the Company moved to dismiss this action for lack of subject matter jurisdiction. In its motion, among other arguments, the Company asserted that the New York court lacks subject matter jurisdiction because neither party was formed under New York law; neither party maintains an office in the State of New York; the consulting agreement between the parties dated September 5, 2019 was not performed in the State of New York; and the parties anticipated, at the time of contracting, that the bulk of SCS’s consulting services thereunder would be rendered in Florida, not New York.

On November 4, 2020, the Supreme Court, New York County, heard argument on the Company’s motion to dismiss, granted the motion, and denied SCS’s motion for summary judgment as moot (the “Decision”). SCS did not seek reconsideration and/or appeal from the Decision within the prescribed time periods. However, on or about January 14, 2021, SCS refiled this action in the state court in Florida, seeking the same $42,000 in damages.

On February 9, 2021, the Company filed its answer, defenses and counterclaims to the Florida action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and breaches of its duties under the consulting agreement. SCS filed a motion to strike TLSI’s defenses and counterclaims, and TLSI opposed that application. Those motions remain sub judice.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint. The Company therefore intends to defend this case vigorously. Trial has been tentatively set for some time in 2022.

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

The plaintiff in this action, SCS, alleges it is a limited liability company formed by a former chief executive officer and director of the Company, Lawrence Sands. The complaint alleges that between April 2019 and June 2020, the immediately prior chairman and chief executive officer of the Company, Mercadante, the former chief development officer of the Company, Cerny, and, since February 2020, the Company’s then restructuring consultant who is now chairman and chief executive officer of the Company, Giordano, breached fiduciary duties owed to the Company. Prior to becoming CEO, Giordano rendered his services to the Company through the final named defendant in the action, Ascentaur LLC.

Briefly, the complaint alleges that Mercadante breached duties to the Company by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company Common Stock in order to facilitate an equity offering by the Company and then not consummating that offering. The complaint also alleges that Mercadante and Cerny caused the Company to engage in purportedly wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint further alleges that Mercadante and Cerny “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages on behalf of the Company for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, and civil conspiracy and the appointment of a receiver or custodian for the Company.

Company management tendered the complaint to the Company’s directors’ and officers’ liability carrier for defense and indemnity purposes, which coverage is subject to a $250,000 self-insured retention. Each of the individual defendants and Ascentaur LLC has advised that they vigorously deny each and every allegation of wrongdoing alleged in the complaint. Among other things, Mercadante asserts that he made every effort to consummate an equity offering in late 2019 and early 2020 and could not do so solely because of the Company’s precarious financial condition. Mercadante also asserts that he made clear to SCS and other preferred equity holders, before they converted their shares into common stock, that there was no guarantee the Company would be able to consummate an equity offering in late 2019 or early 2020. In addition, Mercadante and Cerny assert that they received equity in the Company on terms that were entirely fair to the Company and entered into MCA transactions solely because no other financing was available to the Company.

On August 5, 2020, all defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted. Among other things, movants assert that, through this lawsuit, SCS is improperly attempting to second-guess business decisions made by the Company’s Board of Directors, based solely on hindsight (as opposed to any well-pleaded facts demonstrating a lack of care or good faith). Movants also assert that the majority of the claims are governed by Nevada law because they concern the internal affairs of the Company. Movants further assert that, under Nevada law, each of the business decisions challenged by SCS is protected by the business judgment rule. Movants further assert that, even if SCS could rebut the presumption that the business judgment rule applies to all such transactions, SCS has failed to allege facts demonstrating that intentional misconduct, fraud, or a knowing violation of the law occurred, a requirement under Nevada law in order for director or officer liability to arise. Movants further assert that, because SCS’s constructive fraud claim simply repackages Plaintiff’s claims for breach of fiduciary duty, it too must fail. Movants also contend that in the absence of an adequately-alleged independent cause of action, let alone an unlawful agreement between the defendants entered into for the purpose of harming the Company, SCS’s claim for civil conspiracy must also be dismissed. Finally, movants contend that SCS’s extraordinary request that a receiver or custodian be appointed to manage and supervise the Company’s activities and affairs throughout the duration of this unfounded action is without merit inter alia because SCS does not allege the Company is subject to loss so serious and significant that the appointment of a receiver or custodian is “absolutely necessary to do complete justice.”

SCS has a right to file court papers opposing the above motion and thereafter the defendants intend to file reply papers in further support of the motion (the “MTD”). To date, the court has not entered an order scheduling these filings or a hearing on the MTD.

While they hope to prevail on the motion, win or lose, Company management and Ascentaur LLC advise that they intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

It is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Frank Mazzola v. TLSI, Prime EFS, et al.

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

The damages sought by each claim were identical: “approximately $2,000,000, representing $1,040,000 in [alleged] severance”; $759,038.41 in alleged “accrued but unpaid salary”; and non-cash benefits under the alleged executive employment agreement.

On November 2, 2021, without any payment of money by any party to any other party, all claims and counterclaims in this action were dismissed with prejudice (meaning permanently) and all parties exchanged general releases.

Rosemary Mazzola v. TLSS and Douglas Cerny

On September 19, 2020, attorneys for Frank Mazzola’s mother, Rosemary Mazzola, filed an action in the United States District Court for the Southern District of New York against the Company and Douglas Cerny. The case was assigned docket number 1:20-cv-7582 and assigned to USDJ Gregory H. Woods. In this action, Ms. Mazzola claims that the Company entered into and breached an unspecified contract by failing to pay her $94,000. In addition, the complaint claims that, although he was not a party to the unspecified contract, Mr. Cerny falsely represented that the Company intended to “repay” Ms. Mazzola $94,000 plus interest. The complaint seeks $94,000 from each defendant, plus late fees, costs, prejudgment interest and attorneys’ fees and, from Mr. Cerny, punitive damages in an unspecified amount. The complaint also alleges claims for account stated and breach of implied warranty of good faith and fair dealing, allegedly premised on the same indebtedness.

On November 23, 2020, counsel for Ms. Mazzola filed an Amended Complaint in this action, dropping Mr. Cerny and adding Prime EFS, LLC as a party. The new pleading demanded $209,000 rather than the $94,000 in damages previously alleged.

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

On May 21, 2021, Prime EFS and Shypdirect also filed in action in the Supreme Court, State of New York, Suffolk County (the “Suffolk County Action”), seeking defense and indemnity for the Mercedes-Mejia action from the insurance brokerage, Acrisure LLC, which sold the County Hall insurance policy to Prime.

On August 19, 2021, the Plaintiff filed a motion for leave to file a first amended complaint to name four (4) additional parties as defendants – TLSI, ShypCX, Inc., ShypFX, Inc. and Cougar Express, Inc. On September 16, 2021, each of these entities filed papers in opposition to this motion.

On September 24, 2021, the Court granted Plaintiff’s motion for leave to amend the complaint herein, thus adding TLSI, ShypCX, Inc., ShypFX, Inc. and Cougar Express, Inc. as Defendants. On October 22, 2021, Acrisure stipulated to consolidate the Suffolk County Action into and with the Bergen County action. On November 22, 2021, all Defendants filed their Answer to the First Amended Complaint. On November 3, 2021, Prime EFS and Shypdirect refiled their Third-Party Complaint against Acrisure in the Bergen County action. On December 23, 2021, Acrisure filed its Answer to the Third-Party Complaint, denying its material allegations.

Under the currently operative pre-trial order, the discovery period in this action has been extended to August 5, 2022. All Defendants in this action intend to vigorously defend themselves in this action and to pursue the third-party actions against both County Hall and Acrisure. However, owing to the early stage of this action, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Valesky v. Prime EFS, Shypdirect and TLSS

Plaintiff, an ex-dispatcher for Prime EFS, brought this action in the U.S. District Court for the District of New Jersey under the Family and Medical Leave Act of 1993 and the New Jersey Law Against Discrimination seeking unspecified compensatory and punitive damages. Plaintiff alleged that she was fired while still in a neck brace. On December 22, 2020, the plaintiff filed an amended complaint in this action adding the Company and Shypdirect as defendants on joint employer and/or alter ego theories. In April 2021, the Company settled this matter with prejudice in April 2021 for a cash payment of $35,000.

Dispute between Patrick Nicholson and Prime EFS

As previously reported, by letter dated October 9, 2020, attorneys representing Patrick Nicholson alleged that Prime EFS is in default of its payment obligations under a “10% Senior Secured Demand Promissory Note” issued February 13, 2019, in the principal amount of $165,000, and under a second promissory note issued April 24, 2019 in the principal amount of $55,000.

In the demand, the attorneys for Mr. Nicholson allege the total balance owed, including interest, is $332,702.84 and that interest is continuing to accrue on each promissory note.

In the demand, the attorneys for Mr. Nicholson also contend that TLSI is jointly and severally liable with Prime EFS for this balance.

If, as threatened, Mr. Nicholson files suit for non-payment under either or both promissory notes, it is anticipated that the defendants would mount a vigorous defense to the action. Among other things, Prime EFS’s position is that Mr. Nicholson knew or should have known that the promissory notes dated February 13, 2019, and April 24, 2019 were invalid and unenforceable, since they were signed by Rosemary Mazzola, as owner or managing member of Prime, and it was public information that, after June 18, 2018, Ms. Mazzola was no longer an owner or managing member of Prime EFS. TLSI’s position is also that any and all amounts that may be owed to Mr. Nicholson are owed by Prime EFS and not TLSI.

Since Mr. Nicholson has not, to our knowledge, filed a lawsuit on his now 17-18 month old claim, against either Prime EFS or TLSI, we cannot evaluate the likelihood of an adverse outcome in such litigation or reasonably estimate the Company’s liability, if any, if such a lawsuit were filed.

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express conducts its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSI. The case is No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport seeks to evict the tenants forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease. TLSI does not believe it can be held liable in this case because, unlike its subsidiary Cougar Express, TLSI was not tenant in the subject premises nor has it ever conducted business there.

In March 2022, Cougar Express and Airport began discussions in hopes of settling this matter. To facilitate those discussions, on or about March 9, 2022, Cougar paid rent to Airport at a rate of $33,275 per month for January-March, 2022, inclusive, expects to pay rent for the month of April 2022 at the same rate ($33,275), and may need to pay rent at the same rate in future months. In consideration for this interim arrangement, Airport adjourned the hearing date on its petition to vacate from March 10, 2022 to April 7, 2022.

While Cougar Express intends, among various options, to continue to discuss with Airport a possible lease extension for the Valley Stream premises, there can be no assurance that those discussions will, in fact, result in a lease extension on terms Cougar Express finds acceptable. In the event Cougar Express does not sign a lease extension with Airport, it is likely that Airport will continue to press its lawsuit for holdover rent of $51,079.78 per month for each month of occupancy until Cougar Express exits the premises, plus statutory interest, costs and attorneys’ fees, while giving Cougar a credit for any and all rent paid in CY 2022.

Other than discussed above, as of December 31, 2021, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock was quoted on the OTC Pink market under the symbol “PTRA” through August 13, 2018 and “TLSS” beginning on August 14, 2018. On September 1, 2021, the Company was upgraded to the OTCQB Market. Trading in OTCQB stocks can be volatile, sporadic, and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. The following table reflects the high and low bid price for our common stock for the period indicated. The bid information, during the period that our Common Stock was quoted on the OTC Pink market, was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
Fiscal year ended December 31, 2021	First	$0.095	$0.030
	Second	$0.035	$0.013
	Third	$0.035	$0.014
	Fourth	$0.029	$0.013

	Quarter	High	Low
Fiscal year ended December 31, 2020	First	$8.00	$0.02
	Second	$0.27	$0.01
	Third	$0.07	$0.01
	Fourth	$0.03	$0.01

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

Holders

As of March 28, 2022, there were 98 record holders of our common stock, and there were 3,187,771,983 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2021, the Company issued 60,758,228 shares of its common stock in connection with the conversion of 39,410 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended December 31, 2021, the Company issued 28,571,429 shares of its common stock and received proceeds of $285,714 from the exercise of 28,571,429 warrants at $0.01 per share.

On December 31, 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 615,000 shares of Series G and (ii) Warrants to purchase 615,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased. The gross proceeds to the Company were $6,150,000, or $10.00 per unit. The Company paid fees of $615,507, paid cash of $54,933 for the settlement of disputed penalties related the Series E, and received net proceeds of $5,479,560 The initial exercise price of the Warrants related to the December 2021 Series G Offering is $0.01 per share, subject to adjustment. These warrants have five-year terms.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified using terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that may affect the results of our operations include, among others: our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our Company; customers’ cancellation on short notice of master service agreements from which we derive a significant portion of our revenue or our failure to renew such master service agreements on favorable terms or at all; our ability to attract and retain key personnel and skilled labor to meet the requirements of our labor-intensive business or labor difficulties which could have an effect on our ability to bid for and successfully complete contracts; the ultimate geographic spread, duration and severity of the coronavirus outbreak and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or ameliorate its effects; our failure to compete effectively in our highly competitive industry, which could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance; our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; our history of losses, deficiency in working capital and a stockholders’ deficit and our inability to achieve sustained profitability; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; our substantial indebtedness, which could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic, social and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

The impact of the pandemic and actions taken in response to it had some effects on our results of operations. Effects of the pandemic have included increased fulfillment costs, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. We expect to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfillment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on our results of operations during 2022, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

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

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns its own transportation equipment. We employ our own drivers and use the services of independent contractors who may use their own vehicles.

Between June 18, 2018 and September 30, 2020, we operated through two New Jersey-based subsidiaries. Those subsidiaries were Prime EFS, LLC, which conducted a last-mile business focused on deliveries to retail consumers for our primary customer in New York, New Jersey and Pennsylvania (“Prime EFS”), and Shypdirect, LLC (“Shypdirect”), which formed in July 2018 and focused on, and conducted, our long-haul and mid-mile delivery businesses.

The great bulk of Prime EFS’s business prior to September 30, 2020 was conducted pursuant to the Delivery Service Provider program (the “Prime EFS DSP Program”) of Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”). In June 2020, Amazon gave notice to Prime EFS that Amazon would not be renewing the Prime EFS DSP Program agreement when that agreement terminated effective September 30, 2020. Amazon made clear to Prime EFS that Amazon’s decision not to renew the DSP agreement was part of a well-publicized initiative by Amazon to restructure how it would be delivering its last-mile services and did not reflect the quality of the services provided by Prime EFS. Prime EFS ceased operations on September 30, 2020 due to Amazon’s non-renewal of the Prime EFS DSP Program.

Shypdirect conducted its business as a carrier under a relay program service agreement with Amazon Logistics, Inc., last amended on August 24, 2020 (the “Program Agreement”). Under that agreement, Shypdirect provided transportation services, including receiving, loading, storing, transporting, delivering, unloading and related services for Amazon and its customers. On July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement between Amazon and Shypdirect effective as of November 14, 2020 (the “Shypdirect Termination Notice”). On August 3, 2020, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021, conditioned on Prime EFS executing, for nominal consideration, a separation agreement with Amazon under which Prime EFS would agree to cooperate in an orderly transition of its Amazon last-mile delivery business to other service providers, Prime EFS would release any and all claims it may have against Amazon, and Prime EFS would covenant not to sue Amazon (the “Aug. 3 Proposal”). On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. The Program Agreement expired on May 14, 2021. In June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased all operations.

During the years ended December 31, 2021 and 2020, one customer, Amazon, represented 28.5% and 96.7% of our total net revenues. Approximately 28.5% of our revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact caused Prime EFS and Shypdirect to become insolvent and to cease operations.

On August 16, 2021, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In an ABC, debtor companies, here Prime EFS and Shypdirect, together referred to as the “Assignors,”execute Deeds of Assignment, assigning all of their assets to the Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. On September 7, 2021, the ABCs were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Surrogate Court in the appropriate county, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute.

As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, we relinquished control of Prime EFS and Shypdirect. Therefore, we deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Our results of operations for the years ended December 31, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

As of December 31, 2020, the assets and liabilities of Prime EFS and Shypdirect subject to the Assignment for the Benefit of Creditors have been reflected as “Assets subject to assignment for benefit of creditors” and “Liabilities subject to assignment for benefit of creditors” on the accompanying consolidated balance sheets.

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

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”). Shyp CX does not engage in any revenue-generating operations.

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

For the year ended December 31, 2021 compared with the year ended December 31, 2020

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2021 and 2020. The financial information below is derived from our consolidated financial statements included in this Annual Report.

	For the Year Ended December 31,
	2021	2020
Revenues	$5,495,146	$25,826,632
Cost of revenues	5,408,143	23,284,240
Gross profit	87,003	2,542,392
Operating expenses	6,532,027	10,757,943
Loss from operations	(6,445,024)	(8,215,551)
Other income (expenses), net	12,699,814	(34,566,407)
Net income (loss)	6,254,790	(42,781,958)
Deemed dividend related to ratchet adjustment and beneficial conversion features	(2,650,217)	(19,223,242)
Net income (loss) attributable to common shareholders	$3,604,573	$(62,005,200)

Results of Operations

Revenues

For the year ended December 31, 2021, our revenues were $5,495,146 as compared to $25,826,632 for the year ended December 31, 2020, a decrease of $20,331,486, or 78.7%. This decrease was primarily a result of a decrease in revenue attributable to Prime EFS’s last-mile DSP business of $13,944,991, a decrease in revenue from Shypdirect’s mid-mile and long-haul business with Amazon of $9,459,668, and a decrease in revenue from other customers of $768,603. These decreases were offset from revenues generated from our newly acquired companies, DDTI and Cougar Express, of $1,188,636 and $2,653,140, respectively.

During the year ended December 31, 2021 and 2020, one customer, Amazon, represented 28.5% and 96.7% of the Company’s total net revenues. As discussed above, approximately 28.5% of our aggregate revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations.

We continue to: (i) seek to replace the lost Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan. In January 2021, we completed the acquisition of DDTI and in March 2021, we completed the acquisition of Cougar Express, as discussed elsewhere.

Cost of Revenues

For the year ended December 31, 2021, our cost of revenues was $5,408,143 compared to $23,284,240 for the year ended December 31, 2020, a decrease of $17,876,097, or 76.8%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. In the first quarter of 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020, which is included in cost of sales. The decrease in cost of sales was consistent with the decrease in revenues.

Gross Profit

For the year ended December 31, 2021, we had a gross profit of $87,003, or 1.6% of revenues, as compared to gross profit of $2,542,392, or 9.8% of revenues, for the year ended December 31, 2020, a decrease of $2,455,389, or 96.6%. The decrease in gross profit for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily resulted from a decrease in revenues and a decrease in operational efficiencies in Prime EFS and Shypdirect due to the termination of the Amazon last-mile business and decrease in revenues from our mid-mile and long-haul business. Additionally, as discussed above, during the year ended December 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020.

Operating Expenses

For the year ended December 31, 2021, total operating expenses amounted to $6,532,027 as compared to $10,757,943 for the year ended December 31, 2020, a decrease of $4,225,916, or 39.3%. For the years ended December 31, 2021 and 2020, operating expenses consisted of the following:

	For the Year Ended December 31,
	2021	2020
Compensation and related benefits	$1,403,311	$2,335,388
Legal and professional fees	2,160,081	3,920,606
Rent	599,820	651,806
General and administrative expenses	1,115,187	814,306
Contingency loss	30,000	3,035,837
Loss on lease abandonment	1,223,628	-
Total Operating Expenses	$6,532,027	$10,757,943

Compensation and related benefits

For the year ended December 31, 2021, compensation and related benefits amounted to $1,403,311 as compared to $2,335,388 for the year ended December 31, 2020, a decrease of $932,077, or 39.9%. During the year ended December 31, 2021, the overall decrease in compensation and related benefits as compared to the year ended December 31, 2020 was attributable to a decrease in compensation paid to significant employees and the reduction of staff due to the significant decrease in revenues and operations.

Legal and professional fees

For the year ended December 31, 2021, legal and professional fees were $2,160,081 as compared to $3,920,606 for the year ended December 31, 2020, a decrease of $1,760,525, or 44.9%. During the year ended December 31, 2021, we had a decrease in legal fees of $35,871 related to a decrease in activities on ongoing legal matters, a decrease in consulting fees of $64,509 and a decrease in stock-based consulting fees of $1,999,749 that we incurred in the 2020 period and not in the 2021. These decreases were offset by an increase in accounting fees of $238,222 incurred, and an increase in other professional fees of $101,382 which primarily consisted of fees for the mailing of proxy and shareholder information.

Rent expense

For the year ended December 31, 2021, rent expense was $599,820 as compared to $651,806 for the year ended December 31, 2020, a decrease of $51,986, or 8.0%. This decrease was attributable to the abandonment of our leased properties which were vacated due to the cessation of the operations of Prime EFS and Shypdirect, offset by an increase in rental space due to the acquisition of Cougar Express. As of December 31, 2021, we abandoned all of our leased properties, except for the Cougar Express premises. The lease of our subsidiary, Cougar Express, expired on December 31, 2021. Cougar Express is holding over in the facility while it attempts to negotiate a lease renewal with its landlord. The holdover rent is 200% of the base rental rate Cougar Express paid in 2021. Alternatively, Cougar Express is exploring options to move its operations to another facility. We expect that, whether Cougar Express renegotiates with its existing landlord or finds new space, it will pay materially higher rent in 2022 and future years.

General and administrative expenses

For the year ended December 31, 2021, general and administrative expenses were $1,115,187 as compared to $814,306 for the year ended December 31, 2020, an increase of $300,881, or 36.9%. These increases were primarily attributable to the acquisition of Double D Trucking and Cougar Express and were offset by decreases in general and administrative expenses due to cost-cutting measures taken. We expect general and administrative expenses to decrease in 2022 due to these cost cutting measures.

Contingency loss

For the year ended December 31, 2021, contingency loss amounted to $30,000 as compared to $3,035,837 for the year ended December 31, 2020, a decrease of $3,005,837, or 99.0%. For the year ended December 31, 2021, contingency loss amounted to $30,000 which is related to the accrual of an estimated legal settlement. For the year ended December 31, 2020, contingency loss consisted of the write off of securities deposits of $164,565 and the recorded of a contingent liability of $2,871,272 which are related to the default on truck leases for non-payment of monthly lease payments and the lessors demand for payment of lease termination fees.

Loss from lease abandonment

Due to a reduction in our revenues and the loss of its Amazon revenues, during the second and third quarter of 2021, we abandoned our leased premises related to the ceased operations of Prime EFS and Shypdirect. Accordingly, during the year ended December 31, 2021, we wrote off the remaining balances of the right of use assets and recorded a loss on lease abandonment of $1,223,628.

Loss from operations

For the year ended December 31, 2021, loss from operations amounted to $6,445,024 as compared to $8,215,551 for the year ended December 31, 2020, a decrease of $1,770,527, or 21.6%.

Other expenses (income)

Total other income (expenses) includes interest expense, derivative expense, warrant exercise inducement expense, gain on debt extinguishment, settlement expense, gain on deconsolidation of subsidiaries, and other income. For the years ended December 31, 2021 and 2020, other expenses (income) consisted of the following:

	For the Year Ended December 31,
	2021	2020
Interest expense	$(349,544)	$(7,377,164)
Interest expense – related parties	(74,959)	(174,947)
Warrant exercise inducement expense	(4,431,853)	-
Gain on debt extinguishment	1,564,941	7,847,073
Gain on debt extinguishment – related party	148,651	-
Settlement expense	-	(545,616)
Other income	194,823	376,750
Gain on deconsolidation of subsidiaries	12,363,449	-
Derivative income (expense), net	3,284,306	(34,692,503)
Total Other Income (Expenses), net	$12,699,814	$(34,566,407)

For the year ended December 31, 2021 and 2020, aggregate interest expense was $424,503 and $7,552,111, respectively, a decrease of $7,127,608, or 94.4%. During the year ended December 31, 2020, we recorded a 30% default interest penalty of $1,531,335, which was included in interest expense. We did not incur this expense during the 2021 periods. Additionally, the decrease in interest expense was attributable to a decrease in interest-bearing loans due to the conversion of debt to equity, and a decrease in the amortization of original issue discount.

During the year ended December 31, 2021, we entered into Securities Purchase Agreements with certain of the holders of its existing Series E preferred warrants (“Exercising Warrant Holders”). Pursuant to the Securities Purchase Agreements, the Exercising Warrant Holders and we agreed that the Exercising Warrant Holders would cash exercise their existing warrants, into shares of common stock underlying such existing warrants Shares. In order to induce the Exercising Warrant Holders to cash exercise their existing Warrants, the Securities Purchase Agreements provided for the issuance of new warrants (“New Warrants”) with such New Warrants to be issued in an amount equal to 50% of the number of shares acquired by the Existing Warrant Holder through the exercise of existing warrants for cash. The New Warrants are exercisable upon issuance and terminate five years following the initial exercise date. The New Warrants have an exercise price per share of $0.01. In connection with the exercise of these existing warrants for cash, the Company issued an aggregate of 205,626,862 New Warrants. The New Warrants issued in connection with the Securities Purchase Agreements were considered inducement warrants and are classified in equity. During the year ended December 31, 2021, the fair value of the New Warrants issued was $4,431,853 and were expensed as warrant exercise inducement expense on the accompanying consolidated statement of operations.

For the year ended December 31, 2021 and 2020, the aggregate net gain on extinguishment of debt was $1,713,592 and $7,847,073, respectively, a decrease of $6,133,481, or 78.2%. The gains on debt extinguishment were attributable to the settlement of convertible debt and warrants, the settlement of secured merchant loans, the conversion of convertible debt, the settlement of a note payable – related party, and the settlement of other payables.

On December 17, 2020, we issued 18,685,477 common shares to certain August 2019 equity and debt purchasers as settlement related to the difference between $2.50, the purchase price, and $0.40. These shares were valued at $545,616, or $0.029 per share, based on the quoted trading price on the date of grant. In connection with these shares, we recorded settlement expense of $545,616.

During the year ended December 31, 2021 and 2020, we recorded other income of $194,823 and $376,750. Other income was primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces. As of December 31, 2021, the Company abandoned substantially all of its leased properties and will no longer receive sublease income in the future.

For the year ended December 31, 2021, we recognized a gain on deconsolidation of subsidiaries of $12,363,449. We did not recognize this gain during the 2020 period.

For the year ended December 31, 2021 and 2020, derivative income (expense) was $3,284,306 and $(34,692,503), respectively, a change of $37,976,809. During the year ended December 31, 2021 and 2020, we recorded a derivative income (expense) related to the calculated initial derivative fair value of conversion options and warrants. Additionally, we adjusted our derivative liabilities to fair value and recorded derivative expense or income.

Net Income (Loss)

Due to factors discussed above, for the year ended December 31, 2021 and 2020, net income (loss) amounted to $6,254,790 and $(42,781,958), respectively. For the year ended December 31, 2021 and 2020, net income (loss) attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series E and Series G preferred stock of $2,650,217 and $19,223,242, amounted to $3,604,573, or $0.00 per basic and diluted common share, and $(62,005,200), or $(0.08) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2021 and 2020, we had a cash balance of $6,067,692 and $579,283, respectively. Our working capital was $5,740,655 on December 31, 2021. We reported a net increase in cash for the year ended December 31, 2021 as compared to December 31, 2020 of $5,488,409 primarily as a result of net cash proceeds received from the sale of Series E preferred stock units of $3,590,500, net cash proceeds received from the sale of Series G preferred stock units of $5,479,560, and cash proceeds from the exercise of warrants of $4,226,383, offset by the use of net cash for acquisitions of $2,123,115, the repayment of notes payable of $991,468, the repayment of note payable – related party of $500,000, net repayment of related party advances of $55,041, and by cash used in operations of $3,937,036.

We believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Additionally, we are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of shares of common stock, the sale of Series E and Series G preferred stock, and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the future, management expects that we will need to curtail our operations.

Recent Financing Activities

Q1/Q2 2020 convertible debt and related warrants

During the year ended December 31, 2020, we issued and sold to certain investors convertible promissory notes in the aggregate principal amount of $2,068,000 (the “Q1/Q2 2020 Notes”) and warrants to purchase up to 827,200 shares of the Company’s common stock (the “Q1/Q2 2020 Warrants”). We received net proceeds of $1,880,000, which is net of a 10% original issue discounts of $188,000. The Q1/Q2 2020 Notes initially bore interest at 6% per annum and became due and payable on the date that is the 24-month anniversary of the original issue date of the respective Q1/Q2 2020 Note. During the existence of an Event of Default (as defined in the Q1/Q2 2020 Notes), which included, amongst other events, any default in the payment of principal and interest payments (including Q1/Q2 2020 Note Amortization Payments) under any Q1/Q2 2020 Note or any other Indebtedness (as defined in the Q1/Q2 2020 Notes), interest accrued at the lesser of (i) the rate of 18% per annum, or (ii) the maximum amount permitted by law. Commencing on the thirteenth month anniversary of the issuance of each Q1/Q2 2020 Note, monthly payments of interest and monthly principal payments, based on a 12-month amortization schedule (each, a “Q1/Q2 2020 Note Amortization Payment”), was due and payable, until the Maturity Date (as defined in the applicable Q1/Q2 2020 Note), at which time all outstanding principal, accrued and unpaid interest and all other amounts due and payable on such Q1/Q2 2020 Note was immediately due and payable.

From the original issue date of a Q1/Q2 2020 Note until such Q1/Q2 2020 Note is no longer outstanding, such Q1/Q2 2020 Note was convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the Q1/Q2 2020 Notes) means, as of any date of determination, $0.40 per share, subject to adjustment as provided therein and summarized below. If an Event of Default (as defined in the Q1/Q2 2020 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the Q1/Q2 2020 Notes are convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the Q1/Q2 2020 Notes) during the 20 consecutive Trading Day (as defined in the Q1/Q2 2020 Notes) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the number of shares of Common Stock outstanding.

In the third fiscal quarter of 2020, the great majority of principal amount of Q1/Q2 2020 Notes were exchanged for Common Stock at the conversion price that applied if an Event of Default occurred. It is the Company’s position (and it was the Company’s intent at issuance) that, to the extent the Q1/Q2 2020 Notes were converted for Common Stock at the advantageous conversion price applicable to post-Events of Default, the Q1/Q2 Notes are not also entitled to receive the Mandatory Default Payment (as defined in the Q1/Q2 2020 Notes) of 130% of principal amount. However, since a note holder could conceivably disagree with the Company’s position in this regard, the Company has decided, out of an abundance of caution and despite its confidence that its construction of the Q1/Q2 2020 Notes is the only correct one, to accrue a reserve as if a note holder were entitled both to convert its Q1/Q2 Notes at the advantageous conversion price applicable to post-Events of Default and to receive the Mandatory Default Payment of 130% on the entire original principal amount of Q1/Q2 2020 Notes. Accordingly. as of March 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $736,865, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $64,535.

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the three months ended June 30, 2021, we reversed the accrued Mandatory Penalty amount due of $664,400 and recorded a gain on debt extinguishment of $664,400. Additionally, during the three months ended June 30, 2021, we issued 28,358,841 shares of our common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916.

As of December 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

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

Until the April 20 Note was no longer outstanding, it was convertible, in whole or in part, at any time, and from time to time, into shares of common stock at the option of the investor. The “Conversion Price” in effect on any Conversion Date (as defined in the April 20 Note) means, as of any Conversion Date or other date of determination, the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the April 20 Note) during the 20 consecutive Trading Day (as defined in the April 20 Note) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations are to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

During the three months ended June 30, 2021, we issued 15,923,322 shares of our common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of December 31, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0. On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

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

On December 28, 2020 and December 30, 2020, we entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 57,400 shares of Series E and (ii) Warrants to purchase 76,571,429 shares of the Company’s common stock which are equal to 1,334 warrants for each share of Series E purchased (the “December 2020 Series E Offering”). The gross proceeds to the Company were $670,000, or $11.67 per unit. We paid fees of $112,000 and received net proceeds of $558,000. The initial exercise price of the Warrants related to the December 2020 Series E Offering is $0.01 per share, subject to adjustment.

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

During the three months ended December 31, 2021, the Company issued 60,758,228 shares of its common stock in connection with the conversion of 39,410 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

Sale of Series G Preferred Stock

On December 31, 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 615,000 shares of Series G and (ii) Warrants to purchase 615,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “December 2021 Series G Offering”). The gross proceeds to the Company were $6,150,000, or $10.00 per unit. The Company paid fees of $615,507, paid cash of $54,933 for the settlement of disputed penalties related the Series E, and received net proceeds of $5,479,560 The initial exercise price of the Warrants related to the December 2021 Series G Offering is $0.01 per share, subject to adjustment. Additionally, the Company issued 123,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

Conversions of Convertible Notes, Warrants and Convertible Preferred Stock

The Company’s trading price quoted on the OTC Pink market fell from $3.50 per share on January 8, 2020 to $0.013 on December 31, 2021. This drop, together with anti-dilution protection features contained in the August 2019 Notes and August 2019 Warrants that were triggered upon the issuance of convertible debt beginning in January 2020, caused the conversion prices of most of the Company’s outstanding notes and the exercise price of many of the Company’s outstanding warrants, to fall to $0.006. Beginning in February 2020, note holders began converting the outstanding principal of their notes into substantial quantities of shares of the Company’s common stock.

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

During the year ended December 31, 2021, we issued 657,780,034 shares of our common stock in connection with the conversion of 396,891 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended June 30, 2021, we issued 52,482,141 shares of our common stock in connection with the cashless exercise of 98,557,429 warrants. The exercise price was based on contractual terms of the related warrant.

In May and June 2021, we issued 68,571,429 shares of our common stock and received proceeds of $685,714 from the exercise of 68,571,429 warrants at $0.01 per share.

During the three months ended September 30, 2021, we issued 325,539,430 shares of our common stock and received proceeds of $3,254,955 from the exercise of 325,539,430 warrants at $0.01 per share.

During the three months ended December 31, 2021, we issued 28,571,429 shares of our common stock and received proceeds of $285,714 from the exercise of 28,571,429 warrants at $0.01 per share.

Consequently, the total number of shares of common stock outstanding has increased from 11,832,603 on December 31, 2019, to 2,926,528,666 on December 31, 2021.

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

Additionally, on February 23, 2021, stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon consented, in writing, to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company to authorize an increase of the number of shares of common stock that the Company may issue to 10,000,000,000 shares, par value $0.001 (the “2021 Amendment”). The Company filed a preliminary information statement on Schedule 14C regarding the stockholders’ consent to the Authorized Share Increase Amendment with the SEC on March 3, 2021.This consent was sufficient to approve the 2021 Amendment under Nevada law. The Company filed a definitive information statement on Schedule 14C on March 15, 2021 and first mailed that information statement to stockholders on March 15, 2021. The 2021 Amendment became effective in April 2021 which was at least twenty calendar days after the Information Statement was first sent to stockholders.

Cash Flows

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2021 amounted to $4,085,687. During the year ended December 31, 2021, net cash used in operating activities was primarily attributable to net income of $6,254,790, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $685,644, derivative income of $3,284,306, amortization of debt discount of $83,548, non-cash gain on debt extinguishment of $1,564,941, non-cash gain on extinguishment of debt - related party of $148,651, warrant exercise inducement expense of $4,431,853, a non-cash gain from the deconsolidation of subsidiaries of $12,448,899 and loss on lease abandonment of $1,223,628, and changes in operating assets and liabilities such as a decrease in accounts receivable of $166,486, a decrease in prepaid expenses and other current assets of $253,608, a decrease in security deposit of $94,000, an increase in accounts payable and accrued expenses of $393,641, a decrease in insurance payable of $209,082, and an increase in accrued compensation and related benefits of $4,321.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2021 amounted to $2,175,838 and consisted of net cash used for the acquisition of DDTI and Cougar Express of $2,123,115, and cash used for the purchase on transportation equipment offset by cash proceeds from the sale of property and equipment of $3,451.

Net cash used in investing activities for the year ended December 31, 2020 amounted to $460,510 and consisted of cash paid for the purchase of five box trucks of $460,510.

Financing activities

For the year ended December 31, 2021, net cash provided by financing activities totaled $11,749,934. During the year ended December 31, 2021, we received proceeds from the sale of Series E preferred shares of $3,590,500, proceeds from the sale of Series G preferred shares of $5,479,560, and cash proceeds of $4,226,383 from the exercise of warrants, offset by the repayment of notes payable of $991,468, the repayment of note payable – related party of $500,000, and the net repayment of related party advances of $55,041.

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

Risks and Uncertainties

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Historically, we have primarily funded our operations with proceeds from sales of convertible debt and convertible preferred stock. Since our inception, we have incurred recurring losses, including a loss from operations of $6,445,024 and $8,215,551 for the years ended December 31, 2021 and 2020, respectively. Until such time that we implement our growth through acquisition strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company.

During the year ended December 31, 2021, we issued an aggregate of 343,118 shares of our Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of our Series G preferred stock for net proceeds of $5,479,560. The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. Additionally, during the year ended December 31, 2021, we received proceeds of $4,226,383 from the exercise of stock warrants. As such, we expect that our cash as of December 31, 2021 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

Notwithstanding the foregoing, subsequent to December 31, 2021, we received additional net proceeds of $855,000 from the sale of Series G preferred stock and $245,714 from the exercise of warrants which only further improve the Company’s financial condition.

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had some effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company continues to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfilment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2022, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Transportation and Logistics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transportation and Logistics Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity/deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Assignment for the Benefit of Creditors

As summarized in Footnote 10 “Assignment for the Benefit of Creditors” to the consolidated financial statements, the Company’s subsidiaries, Prime EFS, LLC and Shypdirect, LLC, executed a Deed of Assignment for Benefit of Creditors (“ABC”) in the state of New Jersey, assigning all of the Prime EFS and Shypdirect assets to an assignee for the Benefit of Creditors and filing for dissolution. This resulted in removal of the assets and liabilities of Prime EFS and Shypdirect from the consolidated financial statements and a gain on deconsolidation of approximately $12,427,000.

We identified the Assignment for the Benefit of Creditors as a critical audit matter. Auditing management’s assessment to deconsolidate the Company’s subsidiaries, Prime EFS, LLC and Shypdirect, LLC, was complex and involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included a) Review of applicable GAAP literature. There is no guidance specifically for Assignment for Benefit of Creditors, however we relied on ASC 810-10, “Consolidations”. Per ASC 810-10-15-10, a majority-owned subsidiary shall not be consolidated if control does not rest with the majority owner; b) Research and review of an accounting guide on Bankruptcies and Liquidation. Per the guide, a parent deconsolidates a subsidiary as of the date the parent no longer has control of the subsidiary; c) we obtained legal opinions from Company counsels. The legal opinions conclusions support management’s belief that creditors of Prime EFS, LLC and Shypdirect, LLC cannot look to these former subsidiaries or to the Company to satisfy their pre-assignment debts and their only recourse is through the ABC process and therefore the Company does not have control over the assets or liabilities of the subsidiaries, or the subsidiaries themselves; and d) Consultations with AICPA technical hotline representative and other accounting experts. Based on our conversations, the AICPA representative and other accounting experts concurred that deconsolidation was appropriate; e) inquired of management concerning the existence of any guarantees made by the Company for paying obligations of the subsidiaries. Management represented that no such guarantees were made.

Analysis of Liquidity and Going Concern

As summarized in Footnote 2 “Liquidity” to the consolidated financial statements, the Company has a history of net losses and net cash used in operating activities and believes such conditions will continue for a period of time into the future. These are considered adverse conditions or events that lead management to consider whether there is substantial doubt about the ability of the entity to continue as a going concern for a reasonable period of time. However, management believes that $6.6 million of cash raised through the issuance of Series G Convertible Preferred Stock created a cash balance and positive working capital that alleviates the substantial doubt related to going concern and the need for a going concern risk disclosure.

We identified the going concern risk analysis as a critical audit matter. Auditing management’s going concern analysis including their process to develop the analysis and the projections of future cash flows, operating trends, and assessments of internal and external matters that may affect the Company’s future operations and cash flows involved a high degree of subjectivity. Additionally, auditing management’s plans to address the going concern risk involved highly subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included (a) Assessed the reasonableness of management’s process for developing their assessment of whether a going concern risk exists, (b) Assessed the reasonableness of assumptions management used in their future cash flow projections including comparison to prior year results, consideration of positive and negative evidence impacting management’s forecasts, and consideration of the Company’s financing arrangements in place as of the report date, (c) Developed our own independent calculation of expected source and use of funds and needs of the Company over the one year period from the date of issuance of the consolidated financial statements, (d) Confirmed cash balances as of December 31, 2021 with the banks and tested management’s bank reconciliations, (e) Identified management’s plans for dealing with the adverse conditions and events discussed above and assessed the reasonableness of the assumptions of such plans, (f) Assessed whether it is probable that management’s plans, when implemented, will mitigate the adverse effects of the conditions and events discussed above, (g) Concluded whether substantial doubt exists as to whether the Company can continue as a going concern for a period of one year after the consolidated financial statements are issued and (h) considered the effect of such conclusion on the consolidated financial statement disclosures and our report of an independent registered public accounting firm.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

March 31, 2022

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$6,067,692	$579,283
Accounts receivable, net	481,734	-
Prepaid expenses and other current assets	197,336	75,951
Assets subject to assignment for benefit of creditors, current portion	-	740,381

Total Current Assets	6,746,762	1,395,615

OTHER ASSETS:
Security deposit	33,340	-
Property and equipment, net	577,205	472,670
Intangible assets, net	2,177,382	-
Assets subject to assignment for benefit of creditors	-	1,665,411

Total Other Assets	2,787,927	2,138,081

TOTAL ASSETS	$9,534,689	$3,533,696

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible notes payable, net of debt discounts of $0 and $83,548, respectively	$-	$979,216
Notes payable, current portion, net of debt discount of $0 and $0, respectively	283,141	85,207
Note payable - related party	-	500,000
Accounts payable	312,772	465,581
Accrued expenses	212,975	254,095
Insurance payable	98,255	26,794
Derivative liability	-	4,181,187
Due to related parties	-	173,692
Accrued compensation and related benefits	98,964	2,670
Liabilities subject to assignment for benefit of creditors, current portion	-	11,338,459

Total Current Liabilities	1,006,107	18,006,901

LONG-TERM LIABILITIES:
Notes payable, net of current portion	12,455	290,215
Liabilities subject to assignment for benefit of creditors	-	1,249,996

Total Long-term Liabilities	12,455	1,540,211

Total Liabilities	1,018,562	19,547,112

Commitments and Contingencies (See Note 12)

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 700,000 and 700,000 shares issued and outstanding at December 31, 2021 and 2020, respectively (Liquidation value $700 and $700, respectively)	700	700
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at December 31, 2021 and 2020, respectively ($6.00 per share liquidation value)	-	-
Series E preferred stock, par value $0.001 per share; 562,250 shares designated; 51,605 and 105,378 shares issued and outstanding at December 31, 2021 and 2020, respectively ($13.34 per share liquidation value)	52	105
Series G preferred stock, par value $0.001 per share; 1,000,000 shares designated; 615,000 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively ($10.00 per share liquidation value)	615	-
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 2,926,528,666 and 1,733,847,494 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,926,529	1,733,848
Additional paid-in capital	124,604,718	104,872,991
Accumulated deficit	(119,016,487)	(122,621,060)

Total Shareholders’ Equity (Deficit)	8,516,127	(16,013,416)

Total Liabilities and Shareholders’ Equity (Deficit)	$9,534,689	$3,533,696

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2021	2020

REVENUES	$5,495,146	$25,826,632

COST OF REVENUES	5,408,143	23,284,240

GROSS PROFIT	87,003	2,542,392

OPERATING EXPENSES:
Compensation and related benefits	1,403,311	2,335,388
Legal and professional fees	2,160,081	3,920,606
Rent	599,820	651,806
General and administrative expenses	1,115,187	814,306
Contingency loss	30,000	3,035,837
Loss on lease abandonment	1,223,628	-

Total Operating Expenses	6,532,027	10,757,943

LOSS FROM OPERATIONS	(6,445,024)	(8,215,551)

OTHER INCOME (EXPENSES):
Interest expense	(349,544)	(7,377,164)
Interest expense - related parties	(74,959)	(174,947)
Warrant exercise inducement expense	(4,431,853)	-
Gain on debt extinguishment, net	1,564,941	7,847,073
Gain on debt extinguishment - related party	148,651	-
Settlement expense	-	(545,616)
Other income	194,823	376,750
Gain on deconsolidation of subsidiaries	12,363,449	-
Derivative income (expense), net	3,284,306	(34,692,503)

Total Other Income (Expenses)	12,699,814	(34,566,407)

INCOME (LOSS) BEFORE INCOME TAXES	6,254,790	(42,781,958)

Provision for income taxes	-	-

NET INCOME (LOSS)	6,254,790	(42,781,958)

Deemed dividends related to ratchet adjustment, beneficial conversion features, and accrued dividends	(2,650,217)	(19,223,242)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,604,573	$(62,005,200)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Basic	$0.00	$(0.08)
Diluted	$0.00	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,341,907,998	751,822,976
Diluted	3,728,170,026	751,822,976

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

													Additional		Total
	Preferred Stock Series B		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series G		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	1,700,000	$1,700	-	$-	-	$-	-	$-	11,832,603	$11,833	25,000	$25	$47,715,878	$(60,615,860)	$(12,886,424)

Reduction of put premium upon conversion	-	-	-	-	-	-	-	-	-	-	-	-	385,385	-	385,385

Common stock issued for debt conversion, accrued interest and fees	-	-	-	-	-	-	-	-	1,013,408,088	1,013,407	-	-	7,829,589	-	8,842,996

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	-	-	-	-	36,271,137	-	36,271,137

Common shares issued for cashless warrant exercise	-	-	-	-	-	-	-	-	155,914,308	155,915			81,750		237,665

Warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	-	1,963,291	-	1,963,291

Relative fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	262,872	-	262,872

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	36,458	-	36,458

Common stock issued for Series B preferred stock	(1,000,000)	(1,000)	-	-	-	-	-	-	1,000,000	1,000	-	-	-	-	-

Conversion of debt and accrued interest to series D preferred stock	-	-	522,726	522	-	-	-	-	-	-	-	-	825,167	-	825,689

Conversion of series D preferred stock to common stock	-	-	(522,726)	(522)	-	-	-	-	522,726,000	522,726	-	-	(522,204)	-	-

Common stock issued for settlement	-	-	-	-	-	-	-	-	10,281,018	10,281	-	-	492,461	-	502,742

Common stock issued for settlement related to anti-dilutive issuance	-	-	-	-	-	-	-	-	18,685,477	18,686	-	-	526,930	-	545,616

Sales of Series E preferred share units	-	-	-	-	105,378	105	-	-	-	-	-	-	1,162,895	-	1,163,000

Cancellation of issuable shares	-	-	-	-	-	-	-	-	-	-	(25,000)	(25)	25	-	-

Reclassification of warrants from equity to derivative liabilities	-	-	-	-	-	-	-	-	-	-	-	-	(11,381,885)	-	(11,381,885)

Deemed dividend related to price protection	-	-	-	-	-	-	-	-	-	-	-	-	19,223,242	(19,223,242)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(42,781,958)	(42,781,958)

Balance, December 31, 2020	700,000	700	-	-	105,378	105	-	-	1,733,847,494	1,733,848	-	-	104,872,991	(122,621,060)	(16,013,416)

Common stock issued for debt conversion	-	-	-	-	-	-	-	-	59,736,709	59,736	-	-	483,720	-	543,456

Sales of Series E preferred share units	-	-	-	-	343,118	343	-	-	-	-	-	-	3,590,157	-	3,590,500

Sales of Series G preferred share units	-	-	-	-	-	-	615,000	615	-	-	-	-	5,478,946	-	5,479,561

Common stock issued for conversion of Series E preferred shares	-	-	-	-	(396,891)	(396)	-	-	657,780,034	657,781	-	-	(657,385)	-	-

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	475,164,429	475,164	-	-	3,751,219	-	4,226,383

Warrant exercise inducement expense	-	-	-	-	-	-	-	-	-	-	-	-	4,431,853	-	4,431,853

Beneficial conversion effect related to debt conversions	-	-	-	-	-	-	-	-	-	-	-	-	143,872	-	143,872

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	-	-	-	-	2,509,345	(2,650,217)	(140,872)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	6,254,790	6,254,790

Balance, December 31, 2021	700,000	$700	-	$-	51,605	$52	615,000	$615	2,926,528,666	$2,926,529	-	$-	$124,604,718	$(119,016,487)	$8,516,127

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,254,790	$(42,781,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	685,644	102,109
Amortization of debt discount to interest expense	83,548	4,928,010
Stock-based compensation and consulting fees	-	1,999,749
Contingency loss	-	3,035,837
Other non-cash interest and fees	-	9,080
Interest expense related to debt default	-	1,531,335
Derivative (income) expense, net	(3,284,306)	34,692,503
Non-cash portion of gain on extinguishment of debt, net	(1,564,941)	(7,899,618)
Non-cash gain on extinguishment of debt - related party	(148,651)	-
Non-cash settlement expense	-	545,616
Non-cash portion of gain on deconsolidation of subsidiaries	(12,448,899)	-
Loss on lease abandonment	1,223,628	-
Warrant exercise inducement expense	4,431,853	-
Rent expense	1,680	15,232
Bad debt recovery	(11,201)	7,031
Other non-cash gain	(11,806)	-
Change in operating assets and liabilities:
Accounts receivable	166,486	583,818
Prepaid expenses and other current assets	253,608	(64,822)
Security deposit	94,000	(17,500)
Accounts payable and accrued expenses	393,641	258,554
Insurance payable	(209,082)	(258,966)
Accrued compensation and related benefits	4,321	35,732

NET CASH USED IN OPERATING ACTIVITIES	(4,085,687)	(3,278,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56,174)	(460,510)
Proceeds from sale of property and equipment	3,451	-
Cash acquired in acquisition	10,031	-
Cash used for acquisitions	(2,133,146)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,175,838)	(460,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series E preferred share units	3,590,500	1,163,000
Net proceeds from sale of series G preferred share units	5,479,560	-
Proceeds from convertible notes payable	-	1,912,382
Proceeds from exercise of warrants	4,226,383	-
Repayment of convertible notes payable	-	(257,139)
Net proceeds from notes payable	-	4,479,662
Repayment of notes payable	(991,468)	(3,002,127)
Repayment of note payable - related party	(500,000)	-
Net repayments of related party advances	(55,041)	(27,753)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,749,934	4,268,025

NET INCREASE IN CASH	5,488,409	529,257

CASH, beginning of year	579,283	50,026

CASH, end of year	$6,067,692	$579,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$445,383	$1,080,556
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts recorded	$-	$262,872
Increase in derivative liability and debt discount	$-	$1,702,474
Conversion of debt and accrued interest for common stock	$543,457	$8,321,548
Reclassification of accrued interest to debt	$-	$89,262
Reclassification of due to related parties to accrued expenses	$94,000	$-
Decrease in put premium and paid-in capital	$-	$385,385
Reclassification of warrant value from equity to derivative liabilities	$-	$11,381,885
Deemed dividend related to price protection and beneficial conversion features	$2,509,345	$19,223,242
Conversion of debt and accrued interest for Series D preferred stock	$-	$586,012
Increase in prepaid expenses and insurance payable	$-	$703,402
Reclassification of note payable to convertible note payable	$-	$170,000
Conversion of Series B preferred stock to common stock	$-	$1,000
Conversion of Series D preferred stock to common stock	$-	$522
Conversion of Series E preferred stock to common stock	$396	$-
Decrease in property and equipment and notes payable, net	$31,241	$-
Accrual of preferred stock dividends	$140,872	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$265,175	$-
Prepaid expenses	7,534	-
Property and equipment	257,416	-
Right of use assets	44,388	-
Other receivable	622,240	-
Security deposits	33,340	-
Total assets acquired	1,230,093	-
Less: liabilities assumed:
Accounts payable	132,155	-
Accrued expenses	86,194	-
Notes payable	1,491,458	-
Lease liabilities	44,388	-
Total liabilities assumed	1,754,195
Increase in intangible assets - non-cash	$524,102	$-

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

During the years ended December 31, 2021 and 2020, one customer, Amazon, represented 28.5% and 96.7% of the Company’s total net revenues. Approximately 28.5% of the Company’s revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact has caused Prime EFS and Shypdirect to become insolvent and to cease operations.

While the Company has commenced replacing its Amazon business with the acquisitions as set forth below, the Company continues to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities.

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

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”). Shyp CX does not engage in any revenue-generating operations.

On August 16, 2021, the Company’s subsidiaries, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all of the Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In the subject ABC, the debtor companies, Prime EFS and Shypdirect, together referred to as the “Assignors”, executed Deeds of Assignment, assigning all of their assets to the Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating judicial proceedings. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021 (See Note 10).

The Company’s results of operations for the years ended December 31, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

As of December 31, 2020, the assets and liabilities of Prime EFS and Shypdirect subject to the Assignment for the Benefit of Creditors have been reflected as “Assets subject to assignment for benefit of creditors” and “Liabilities subject to assignment for benefit of creditors” on the accompanying consolidated balance sheets.

Unless the context otherwise requires, TLSS and its wholly owned subsidiaries, TLSS Acquisition, Cougar Express, Shyp FX and Shyp CX, and its deconsolidated subsidiaries, Prime EFS and Shypdirect, whose results of operations for the years ended December 31, 2021 and 2020 are included in the results of the Company prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey, are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

On August 16, 2021 the Company’s subsidiaries, Prime EFS and Shypdirect executed Deed of Assignments for the Benefit of Creditors in the State of New Jersey ABC Statute, assigning all of the Prime EFS and Shypdirect assets to the Assignee and filing for dissolution. The Company’s results of operations for the years ended December 31, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. As of December 31, 2020, the assets and liabilities of Prime EFS and Shypdirect subject to assignment for the benefit of creditors have been reflected as “Assets subject to assignment for benefit of creditors” and “Liabilities subject to assignment for benefit of creditors” on the accompanying consolidated balance sheets (See Note 10).

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

Liquidity

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Historically, the Company has primarily funded its operations with proceeds from sales of convertible debt and convertible preferred stock. Since its inception, the Company has incurred recurring losses, including a loss from operations of $6,445,024 and $8,215,551 for the years ended December 31, 2021 and 2020, respectively. Until such time that the Company implements its growth through acquisition strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company.

During the year ended December 31, 2021, the Company issued an aggregate of 343,118 shares of its Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of its Series G preferred stock for net proceeds of $5,479,560 (see Note 9). The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. Additionally, during the year ended December 31, 2021, the Company received proceeds of $4,226,383 from the exercise of stock warrants (see Note 9). As such, the Company expects that its cash as of December 31, 2021 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

Notwithstanding the foregoing, subsequent to December 31, 2021, the Company received additional net proceeds of $855,000 from the sale of Series G preferred stock and $245,714 from the exercise of warrants which only further improve the Company’s financial condition.

Risks and uncertainties

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had some effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company continues to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, product demand in other categories, and increased fulfilment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2022, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows on December 31, 2021 and 2020:

	On December 31, 2021			On December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$—	—	—	$4,181,187

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Year ended December 31, 2021	For the Year ended December 31, 2020
Balance at beginning of period	$4,181,187	$2,135,939
Initial valuation of derivative liabilities included in debt discount	-	1,702,474
Initial valuation of derivative liabilities included in derivative expense	-	14,892,068
Gain on extinguishment of debt related to repayment/conversion of debt	(896,881)	(45,731,614)
Reclassification of warrants from equity to derivative liabilities	-	11,381,885
Change in fair value included in derivative (gain) expense	(3,284,306)	19,800,435
Balance at end of period	$-	$4,181,187

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

DECEMBER 31, 2021 AND 2020

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On December 31, 2021 and 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On December 31, 2021, cash in bank in excess of FDIC insured levels amounted to approximately $5,899,000. The Company has not experienced any losses in such accounts through December 31, 2021.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the years ended December 31, 2021 and 2020, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for convertible debt and Series B, E and G preferred shares (using the as-if converted method). These common stock equivalents may be dilutive in the future.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2021	2020
Income (loss) per common share - basic:
Net income (loss)	$6,254,790	$(42,781,958)
Less: deemed dividends	(2,650,217)	(19,223,242)
Net income (loss) attributable to common stockholders	$3,604,573	$(62,005,200)
Weighted average common shares outstanding – basic	2,341,907,998	751,822,976
Net income (loss) per common share – basic	$0.00	$(0.08)

Income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders – basic	$3,604,573	$(62,005,200)
Add: Preferred Series E and G dividends	2,650,217	-
Numerator for income (loss) per common share – diluted	$6,254,790	$(62,005,200)
Weighted average common shares outstanding – basic	2,341,907,998	751,822,976
Add: dilutive shares related to:
Warrants	701,720,958	-
Series B preferred stock	700,000	-
Series E preferred stock	68,841,070	-
Series G preferred stock	615,000,000	-
Weighted average common shares outstanding – diluted	3,728,170,026	751,822,976
Net income (loss) per common share – diluted	$0.00	$(0.08)

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the year ended December 31, 2021 and 2020 as they would have an anti-dilutive impact on the Company’s net income (loss) in that period and consisted of the following:

	December 31, 2021	December 31, 2020
Stock warrants	30,542,278	147,112,603
Stock options	80,000	80,000
Convertible debt	-	164,248,498
Series B convertible preferred stock	-	700,000
Series E convertible preferred stock	-	170,093,023
	30,622,278	482,234,124

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

DECEMBER 31, 2021 AND 2020

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

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the years ended December 31, 2021 and 2020, acquisition and transaction related expenses primarily consisted of legal fees of approximately $8,200 and $0, respectively. Additionally, the Company paid expenses and fees relating to the sale of Series E preferred stock in which a portion of the proceeds were used to pay the cash portion of the consideration (see Note 9).

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Cougar Express had occurred as of the beginning of the following periods:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Net Revenues	$6,191,984	$28,743,607
Net Income (Loss)	$6,097,718	$(43,057,147)
Net Income (Loss) Attributable to Common Shareholders	$3,447,501	$(62,280,389)
Net Income (Loss) per Share	$0.00	$(0.08)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 4 – ACCOUNTS RECEIVABLE

On December 31, 2021 and 2020, accounts receivable, net consisted of the following:

	December 31, 2021	December 31, 2020
Accounts receivable	$481,734	$-
Allowance for doubtful accounts	-	-
Accounts receivable, net	$481,734	$-

NOTE 5 - PROPERTY AND EQUIPMENT

On December 31, 2021 and 2020, property and equipment consisted of the following:

	Useful Life	December 31, 2021	December 31, 2020
Delivery trucks and vehicles	3 - 5 years	$747,889	$544,010
Equipment	1 - 5 years	51,301	3,470
Subtotal		799,190	547,480
Less: accumulated depreciation		(221,985)	(74,810)
Property and equipment, net		$577,205	$472,670

During the year ended December 31, 2021, the Company sold vehicles with a cost basis of $116,310 and related accumulated depreciation of $38,992 for cash of $3,451 and the reduction of notes payable of $73,864, resulting in a loss of $3 which is included in general and administrative expenses on the accompanying consolidated statement of operations.

For the years ended December 31, 2021 and 2020, depreciation expense is included in general and administrative expenses and amounted to $215,809 and $102,109, respectively.

NOTE 6 – INTANGIBLE ASSETS

On December 31, 2021 and 2020, intangible asset consisted of the following:

	Useful life	December 31, 2021	December 31, 2020
Customer relations	3 - 5 years	$2,497,217	-
Non-compete agreement	5 years	150,000	-
		2,647,217	-
Less: accumulated amortization		(469,835)	-
		$2,177,382	$-

For the years ended December 31, 2021 and 2020, amortization of intangible assets amounted to $469,835 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2022	$579,237
2023	579,237
2024	459,940
2025	454,754
2026	104,214
$2,177,382

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE

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

DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2020, the Company issued 96,661,102 shares of its common stock upon the conversion of debt of $510,000 and accrued interest of $158,141. Upon conversion, the Company reclassified put premium of $385,385 to paid-in capital.

The aggregate principal amounts due as of December 31, 2021 and 2020 amounted to $0.

Bellridge Capital, LLC

In an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other things, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020, a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company common stock. In the agreement, Bellridge also agrees to release its claims against the Company and its senior management in a definitive settlement agreement. However, the August 3 agreement did not contain a release of claims by either party.

During July and August 2020, the Company issued 107,500,001 shares of its common stock upon the conversion of remaining debt of $1,813,402, accrued interest of $70,671 and other amounts due. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $512,366 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances converted at the conversion price.

On December 31, 2021 and 2020, convertible notes payable related to this convertible debt amounted to $0.

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

Additionally, on July 20, 2020 and July 22, 2020, the Company entered Exchange Agreements (the “Exchange Agreements”) with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D Convertible Preferred Stock (the “Series D”) (See Note 9). Pursuant to the Exchange Agreements, the Investors exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $500,184, accrued interest payable of $85,827, and Warrants to purchase 423,159,293 shares of Common Stock for 522,726 shares of Series D (the “Exchange”). In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $239,678 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances and accrued interest converted at the conversion price.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On December 31, 2021 and 2020, convertible notes payable related to August 30, 2019 convertible debt amounted to $0 and $22,064, which consists of $0 and $22,064 of principal/default interest balances due, respectively.

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

On December 31, 2021 and 2020, convertible notes payable related to the October 3, 2019 convertible debt amounted to $0.

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

On December 31, 2021 and 2020, convertible notes payable related to the Fall 2019 Notes amounted to $0.

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

DECEMBER 31, 2021 AND 2020

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

The Q1/Q2 2020 Notes included a down-round provision under which the Q1/Q2 2020 Note conversion price could be affected, by future equity offerings undertaken by the Company. During the year ended December 31, 2020, down-provisions were triggered. Since these instruments contained embedded derivatives, the trigger only effected the quantity and valuation of derivative liabilities and there was no other accounting effect. As of December 31, 2020, the conversion price of the Q1/Q2 Notes was lowered to $0.006 per share.

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

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the year ended December 31, 2021, the Company reversed the accrued Mandatory Penalty amount due of $664,400 and recorded a gain on debt extinguishment of $664,400. Additionally, during the year ended December 31, 2021, the Company issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of December 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0. On December 31, 2020, on the same construction of the Q1/Q2 Notes, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $717,852, which consists of $801,400 of principal and default penalty balances due and is net of unamortized debt discount of $83,548.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

During the three months ended June 30, 2021, the Company issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of December 31, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0. On December 31, 2020, convertible notes payable related to the April 20 Note amounted to $69,300, which consists of $69,300 of default penalty balance due.

Other convertible debt

As discussed in Note 10, on August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bears no interest and is payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder shall have the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20.000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. On December 31, 2020, convertible notes payable related to this Note amounted to $170,000. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note and accordingly, as of December 31, 2021, the convertible note balance is $0.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Summary of derivative liabilities

During the years ended December 31, 2021 and 2020, due to the non-payment of amortization payments due, substantially all convertible notes were deemed in default. Since the default principal due is convertible at the same default terms contained in the related convertible notes, the Company determined that various terms of the convertible notes discussed above caused derivative treatment of the embedded conversion options related to the principal and default principal due. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option related to the principal and default principal due were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives related to the principal balance default principal due was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the default principal due, during the year ended December 31, 2020, on the initial measurement date, the fair values of the embedded conversion option derivatives related to default principal due of $6,340,248 was recorded as derivative liabilities and charged to current period operations as initial derivative expense.

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

In connection with the period end revaluations and the initial derivative expense recorded, the Company recorded aggregate derivative expense of $34,692,503 for the year ended December 31, 2020.

During the year ended December 31, 2020, in connection with the conversion or repayment of various debts as discussed above, the Company reversed the value of the respective derivative liability and recorded a gain on extinguishment of debt of $45,731,614 (Note 11).

During the years ended December 31, 2021 and 2020, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model with the following assumptions:

	2021	2020
Expected dividend rate	-	-
Expected term (in years)	0.75 to 5.00	0.75 to 5.00
Volatility	169.7% to 367.0%	154.2% to 372.3%
Risk-free interest rate	0.04% to 0.87%	0.09% to 1.62%

On December 31, 2021 and 2020, convertible promissory notes are as follows:

	December 31, 2021	December 31, 2020
Principal and default penalty amount	$-	$1,062,764
Less: unamortized debt discount	-	(83,548)
Convertible notes payable, net	-	979,216
Less: current portion of convertible notes payable	-	(979,216)
Convertible notes payable, net – long-term	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On December 31, 2020, the principal and default penalty amount due of $1,062,764 consisted of promissory note principal balances due of $351,000 and default penalty amounts due of $711,764.

For the years ended December 31, 2021 and 2020, amortization of debt discounts related to convertible notes amounted to $83,548 and $4,322,247, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the year ended December 31, 2020 was approximately 18.0%.

NOTE 8 – NOTES PAYABLE

Promissory notes

On January 15, 2021, in connection with the acquisition of DDTI, the Company issued a promissory note in the amount of $400,000. The principal amount of $400,000 is payable in four installments of $100,000 plus accrued interest as follows: $100,000 plus accrued interest was due and paid on April 15, 2021, $100,000 plus accrued interest was due and paid on July 15, 2021, $100,000 plus accrued interest is due and pad on October 15, 2021 and $100,000 plus all remaining accrued interest was due and paid on January 15, 2022. Interest accrues at 4% per annum. On December 31, 2021, the principal amount related to this note was $100,000.

On March 24, 2021, in connection with the acquisition of Cougar Express, the Company issued a promissory note in the amount of $350,000. The principal amount of $350,000 is payable in two installments of $175,000 plus accrued interest as follows: $175,000 plus accrued interest was due and paid on September 23, 2021 and $175,000 plus all remaining accrued interest was due and paid on March 23, 2022. Interest accrues at 6% per annum. On December 31, 2021, the principal amount related to this note was $175,000.

Equipment and auto notes payable

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note is due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments were due monthly commencing on January 27, 2020. The note was secured by the trucks and was personally guaranteed by the Company’s former chief executive officer. On December 31, 2021 and 2020, equipment note payable to this entity amounted to $0 and $375,422, respectively.

In connection with the acquisition of DDTI, the Company assumed several truck notes payable liabilities due to entities. On December 31, 2021, truck notes payable to these entities amounted to $17,985.

In connection with the acquisition of Cougar Express, the Company assumed several equipment notes payable liabilities due to entities. On December 31, 2021, equipment notes payable to these entities amounted to $2,611.

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

Line of credit

Through December 2021, the Company’s subsidiary, Cougar Express, maintained a $5,000 line of credit with the bank. This line of credit was closed in December 2021 and was payable of demand. On December 31, 2021, principal amount outstanding under the line of credit amounted to $0.

On December 31, 2021 and 2020, notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Principal amounts	$295,596	$375,422
Less: current portion of notes payable	(283,141)	(85,207)
Notes payable – long-term	$12,455	$290,215

For the years ended December 31, 2021 and 2020, amortization of debt discounts related to notes payable amounted to $0 and $605,763, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 9– SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock

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

On August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares to Bellridge Capital, L.P. upon settlement of 700,000 shares of issuable common shares.

Series C preferred shares

Pursuant to the August 2019 Purchase Agreement (see Note 7), by and among the Company and the investors named therein (the “August 2019 Investors”), the Company is required to keep reserved for issuance to the August 2019 Investors three times the number of shares of common stock issuable to the August 2019 Investors upon conversion or exercise, as applicable, of convertible notes and warrants held by the August 2019 Investors (the “August 2019 Reserve Requirement”). If the Company fails to meet the August 2019 Reserve Requirement within 45 days after written notice from an August 2019 Investor, the Company must, inter alia, sell to the Lead Investor (as defined in the August 2019 Purchase Agreement) for $100 a series of preferred stock which holds voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue, which such preferred stock will be automatically cancelled upon the effectiveness of the resulting increase in the Company’s authorized stock. By letter agreement dated, June 4, 2020, the Lead Investor assigned this contract right to John Mercadante, the chief executive officer of the Company.

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

DECEMBER 31, 2021 AND 2020

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

During the period from July 1, 2020 to December 31, 2020, the Company issued 522,726,000 shares of its common stock in connection with the conversion of 522,726 shares of Series D. The conversion ratio was 1,000 shares of common stock for each share of Series D based on the Series D COD. Accordingly, as of December 31, 2021 and 2020, no shares of Series D were outstanding.

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

DECEMBER 31, 2021 AND 2020

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. During the year ended December 31, 2021, the Company accrued dividends of $140,872 which has been included in accrued expenses on the accompanying consolidated balance sheet.

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

On December 28, 2020 and December 30, 2020, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 57,400 shares of Series E and (ii) Warrants to purchase 76,571,429 shares of the Company’s common stock which are equal to 1,334 warrants for each share of Series E purchased (the “December 2020 Series E Offering”). The gross proceeds to the Company were $670,000, or $11.67 per unit. The Company paid fees of $112,000 and received net proceeds of $558,000. The initial exercise price of the Warrants related to the December 2020 Series E Offering is $0.01 per share, subject to adjustment. In connection with the issuance of the Series E and related warrants, the Company recorded a deemed dividend of $527,230 related to the beneficial conversion features of the Series E.

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

DECEMBER 31, 2021 AND 2020

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

On December 8, 2020 the Company entered into an Engagement Agreement (the “Engagement Agreement”) with a placement agent to act as an exclusive selling/placement agent for the Company to assist in a financing for the Company. In connection with the engagement letter, the Company agreed to pay to the placement agent at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible or exercisable into the Company’s common stock (the “Securities Financing”) during the Exclusive Period which is for a period of 90 days from the date of execution of this Letter Agreement; (i) a cash transaction fee in the amount of 10% of the amount of the Securities Financing; and (ii) warrants (the “Warrants”) with a 5 year term and cashless exercise, equal to 10% of the amount of securities sold (on an as converted basis) in the Securities Financing, at an exercise price equal to the investor’s warrant exercise price of the Securities Financing. In connection with this Engagement Agreement, through December 31, 2020, the Company paid the placement agent cash of $67,000 and issued 15,314,285 warrants to the placement agent at an initial exercise price of $0.01 per share. Additionally, during the year ended December 31, 2021, the Company paid the placement agent cash of $385,500 and issued 91,542,858 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $400,500 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

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

During the three months ended December 31, 2021, the Company issued 60,758,228 shares of its common stock in connection with the conversion of 39,410 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

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

DECEMBER 31, 2021 AND 2020

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

Series G preferred share

On December 28, 2021, the Company’s Board of Directors (the “Board”) Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (the “Series G COD”) with the Secretary of State of the State of Nevada designating 1,000,000 shares of preferred stock as Series G. The Series E has a stated value of $10.00 per share (the “Series G Stated Value”). Pursuant with the Series G COD,

●	Each holder of Series G has the right to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series G held by such holder are convertible as of the applicable record date.

●	Unless prohibited by Nevada law governing distributions to stockholders, for a period of one-year beginning with the Original Issuance Date, as defined, the Corporation shall have the right but not the obligation to redeem all outstanding Series G (and not any part of the Series G) at a price equal to 115% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. If the Company fails to redeem all outstanding Series G on the redemption date, it shall be deemed to have waived its redemption right.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series G shall be convertible into that number of shares of Common Stock calculated by dividing the Stated Value of each share of Series G being converted by the Conversion Price. The initial Conversion Price shall be $0.01 which shall be subject to adjustment as provided below. In addition, the Company shall issue the Holder converting all or any portion of Series G an additional sum (the “Series G Make Good Amount”) equal to $210 for each $1,000 of Stated Value of the Series G converted pro-rated for amounts more or less than $1,000 (the “Series G Extra Amount”). Subject to the Beneficial Ownership Limitation, the Make Good Amount shall be paid in Shares of Common Stock, as follows: The number of shares of Common Stock issuable as the Make Good Amount shall be calculated by dividing the Series G Extra Amount by the product of 80% times the average VWAP for the five Trading Days prior to the date a Holder delivered a notice of conversion to the Company (the “Conversion Date”), subject to beneficial ownership limitations.

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

From and after the Original Issuance Date, cumulative dividends on each share of Series G shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon.

On a pari passu basis with the holders of Series E Convertible Preferred Stock that was issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series G is entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of Common Stock on an as-converted to Common Stock basis. The holders of Series G have the right to participate, pro rata, in each subsequent financing in an amount up to 40% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

A holder of Series G may not convert any shares of Series G into Common Stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series G COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series G COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

Approval of at least two-thirds of the outstanding Series G is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series G, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, but the creation of a new security having rights, preferences or privileges senior to or on parity with the Series G in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series G; (c) issue any Series E or Series D Convertible Preferred Stock, (d) issue any Series G in excess of 1,000,000 or (e) without limiting any provision under the Series G COD, whether or not prohibited by the terms of the Series G, circumvent a right of the Series G.

On December 31, 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 615,000 shares of Series G and (ii) Warrants to purchase 615,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “December 2021 Series G Offering”). The gross proceeds to the Company were $6,150,000, or $10.00 per unit. The Company paid fees of $615,507, paid cash of $54,933 for the settlement of disputed penalties related the Series E, and received net proceeds of $5,479,560 The initial exercise price of the Warrants related to the December 2021 Series G Offering is $0.01 per share, subject to adjustment. In connection with the issuance of the Series G and related warrants, the Company recorded a deemed dividend of $2,041,802 related to the beneficial conversion features of the Series G.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In connection with the Series G Offerings, the Company entered into Registration Rights Agreements (the “Series G Registration Rights Agreements”) pursuant to which the Company agreed to file a registration statement on Form S-1 to register the resale of the shares of Common Stock issuable to the Investors upon conversion of the Series G Preferred Stock and exercise of the Warrants. Pursuant to the Series G Registration Rights Agreements, if a registration statement registering for resale all of the shares of common stock issuable under Series G Convertible Preferred Stock and Warrants (i) is not filed with the Commission by the Company within 45 days of the closing dates or any other registration statement, (ii) is not declared effective by the Commission by the Effectiveness Date of the initial registration statement (90 days following the closing date) or any other registration statement, or (iii) after the effective date of a registration statement, such registration statement ceases for any reason to remain continuously effective as to all registrable securities included in such registration statement for more than 30 calendar days during any 12-month period (any such failure or breach being referred to as an “Event”, and the date on which such Event occurs, being referred to as “Event Date”), then, in addition to any other rights the Holders may have under the Series G Registration Rights Agreements or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company is obligated to pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the purchase price paid by such Holder pursuant to the Series G Purchase Agreement, during which such Event continues uncured. Also pursuant to the Series G Registration Rights Agreements, the partial liquidated damages provisions summarized above apply on a daily pro rata basis for any portion of a month prior to the cure of an Event. The Company filed a registration statement on Form S-1 for the shares of Common Stock issuable to the Investors upon conversion of the Series G Preferred Stock and exercise of the Warrants (the “S-1 Registration Statement”) on January 28, 2022 (the “Filing Date”), which shall be declared effective by the Commission after the Company files its annual report on Form 10-K and after the S-1 is reviewed and declared effective by the Commission, which the Company believes will be before 90 days following the closing date.

These Series G preferred share issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate. As per the terms of the Series G preferred stock agreements, the Company shall have the right but not the obligation to redeem all outstanding Series G (and not any part of the Series E) at a price equal to 115% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. As such, since Series G preferred stock is redeemable upon the occurrence of an event that is within the Company’s control, the Series G preferred stock is classified as permanent equity.

The Company concluded that the Series G Preferred Stock represented an equity host and, therefore, the redemption feature of the Series G Preferred Stock was considered to be clearly and closely related to the associated equity host instrument. The redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series G Preferred Stock were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series G Preferred Stock were not considered an embedded derivative that required bifurcation.

In connection with issuance of the Series G, on December 31, 2021, the Company paid the placement agent cash of $609,507 and issued 123,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $609,507 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

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

During the three months ended September 30, 2020, the Company issued 477,682,407 shares of its common stock in connection with the conversion of convertible notes payable and default interest of $4,215,651, accrued interest of $82,852, and fees of $900. The conversion price was based on contractual terms of the related debt. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $19,700,260 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances converted at the conversion price.

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

DECEMBER 31, 2021 AND 2020

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

During 2020, the aggregate loss on debt extinguishment upon conversions associated with the difference between the fair market value of the shares issued upon conversion and the amounts of principal balances converted at the conversion price amounted to $36,271,137 consisting of $15,704,425, $19,700,260 and $866,452 as discussed above (See Note 11).

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

During the three months ended December 31, 2021, the Company issued 60,758,228 shares of its common stock in connection with the conversion of 39,410 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

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

During the three months ended December 31, 2021, the Company issued 28,571,429 shares of its common stock and received proceeds of $285,714 from the exercise of 28,571,429 warrants at $0.01 per share.

Common shares issued settlement

On July 20, 2020, in connection with the parties’ recent settlement, the Company issued 10,281,018 shares to Bellridge to settle certain claims of Bellridge (see Note 12 under legal matters). These shares were valued at $502,742, or $0.049 per share, based on the quoted trading price on the date of grant. In connection with these shares, the Company recorded a loss on debt extinguishment of $502,742.

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

DECEMBER 31, 2021 AND 2020

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

Warrants

Warrants issued in connection with convertible debt

During the year ended December 31, 2020, the Company issued Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock (See Note 7). The Q1/Q2 2020 Warrants are exercisable at any time on or after the date of the issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the initial date the Q1/Q2 2020 Warrants become exercisable. Under the terms of the Q1/Q2 2020 Warrants, the investors are entitled to exercise the Q1/Q2 2020 Warrants to purchase up to 827,200 shares of the Company’s common stock at an initial exercise price of $0.40, subject to adjustment as detailed in the respective Q1/Q2 2020 Warrant. In connection with the 374,000 warrants issued in January 2020, the Company calculated the relative fair value of these warrants in the amount of $262,872 which was added to debt discount and will be amortized over the term of the notes (see Note 7). In connection with the 453,200 warrants issued in February, March 2020 and April 2020, the Company determined that various terms of these Q1/Q2 2020 Notes and Q1/Q2 2020 Warrants, including the default provisions in the Q1/Q2 2020 Notes discussed in Note 7, caused derivative treatment of the warrants. During the year ended December 31, 2020, on the initial measurement dates, the fair value of the warrant derivatives of $456,858 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Q1/Q2 2020 Notes of $456,858. The fair value of these warrants was estimated using the Binomial valuation model with the assumptions as outlined in Note 7.

Warrants issued in connection with Series E preferred shares

In connection with the sale of Series E preferred shares, in 2020, the Company issued warrants to purchase 100,559,929 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 15,314,285 warrants to the placement agent at an initial exercise price of $0.01 per share.

In connection with certain down-round provisions on the Series E warrants issued in October 2020, in January 2021, the Company increased the number of warrants by 71,965,500.

In connection with the sale of Series E preferred shares, during the year ended December 31, 2021, the Company issued warrants to purchase 457,714,289 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 91,542,858 warrants to the placement agent at an initial exercise price of $0.01 per share. (See Series E preferred shares above).

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

During the three months ended December 31, 2021, the Company issued 28,571,429 shares of its common stock and received proceeds of $285,714 from the exercise of 28,571,429 warrants at $0.01 per share.

During the year ended December 31, 2021, the Company entered into Securities Purchase Agreements with certain of the holders of its existing Series E preferred warrants (“Exercising Warrants Holders”). Pursuant to the Securities Purchase Agreements, the Exercising Warrants Holders and the Company agreed that the Exercising Warrants Holders would cash exercise their existing warrants, into shares of common stock underlying such existing warrants Shares. In order to induce the Exercising Warrant Holders to cash exercise their existing Warrants, the Securities Purchase Agreements provided for the issuance of new warrants (“New Warrants”) with such New Warrants to be issued in an amount equal to 50% of the number of shares acquired by the Existing Warrant Holder through the exercise of existing warrants for cash. The New Warrants are exercisable upon issuance and terminate five years following the initial exercise date. The New Warrants have an exercise price per share of $0.01. During the year ended December 31, 2021, of the 422,682,288 warrants exercised for cash, a total of 411,253,716 existing warrants were exercised for cash contemporaneously with the execution of the Securities Purchase Agreements resulting in total proceeds to the Company of $4,112,537. In connection with the exercise of these existing warrants for cash, the Company issued an aggregate of 205,626,862 New Warrants. The New Warrants issued in connection with the Securities Purchase Agreements were considered inducement warrants and are classified in equity. The fair value of the New Warrants issued was $4,431,853 and were expensed as warrant exercise inducement expense on the accompanying consolidated statement of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Warrants issued in connection with Series G preferred shares

In connection with the sale of Series G preferred shares, on December 31, 2021, the Company issued warrants to purchase 615,000,000 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 123,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

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

In October 2019, pursuant to the terms of the October 3 Purchase Agreement with an accredited investor, the Company issued the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock (See Note 7). The October 3 Warrant is exercisable at any time on or after the date of the issuance and entitles the investor to purchase shares of the Company’s common stock for a period of five years from the initial date the October 3 Warrant becomes exercisable. Under the terms of the October 3 Warrant, the investor is entitled to exercise the October 3 Warrant to purchase up to 66,401 shares of the Company’s common stock at an initial exercise price of $3.51, subject to adjustment as detailed in the October 3 Warrant. The October 3 Warrant includes a down-round provision under which the October 3 Warrant exercise price could be affected, on a full-ratchet basis, by future equity offerings undertaken by the Company. Subsequent to October 3, 2019, the Company issued convertible debt with a conversion price of $2.50 per share and accordingly, the October 3 Warrant down-round provisions were triggered. As a result, the October 3 Warrant exercise price was lowered to $2.50 and the number of shares issuable upon exercise of warrants was increased to 66,667. On January 7, 2020, the Company issued new convertible debt with an initial conversion price of $0.40 per share and warrants exercisable at $0.40 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the number of shares issuable upon exercise of the warrants was increased to 416,669 and the exercise price was lowered to $0.40. As a result of the January 7, 2020 trigger of the down-round provisions, on January 7, 2020, the Company recorded a deemed dividend of $859,768 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between October 3 Warrant’s fair value on January 7, 2020, the date the down-round feature was triggered using the current exercise price and the new exercise price and the new number of shares issuable upon exercise of the warrants. The deemed dividend was recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Subsequent to January 7, 2020, additional down-round protection was triggered. As of December 31, 2020, the exercise price of the October 3 Warrant was lowered to $0.006 per share, and the number of shares issuable upon exercise of the October 3 Warrant was increased.

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

Other

As discussed in Note 7 above, the Company issued debt that consists of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, default provisions and payment of amortization Payments in stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable exceed the Company’s authorized share limit, effective January 30, 2020, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities on the issuance date. On January 30, 2020, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted. Accordingly, the Company recorded a reclassification from paid-in capital to derivative liabilities of $11,381,885 for warrants becoming tainted. Upon the increase of the Company’s authorized shares, the warrants were no longer considered tainted and accordingly, the derivative liability was reduced by $81,384. On January 30, 2020, the fair value of the warrants reclassified to derivative liabilities was determined using the Binomial valuation model.

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

DECEMBER 31, 2021 AND 2020

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

On July 20, 2020 and July 22, 2020, the Company entered Exchange Agreements (see Note 7) with two Investors to exchange outstanding August 2019 Notes and August 2019 Warrants for a newly created series of preferred stock designated the Series D (See above). Pursuant to the Exchange Agreements, the Investors exchanged August 2019 Notes with an aggregate remaining principal amount outstanding of $500,184, accrued interest payable of $85,828, and Warrants to purchase 423,159,293 shares of Common Stock for 522,726 shares of Series D. In connection with the issuance of these shares, the Company recorded a loss on debt extinguishment of $239,678 which is associated with the fair market value of the excess shares issued upon conversion of the principal balances and accrued interest converted at the conversion price.

Warrant activities for the years ended December 31, 2021 and 2020 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	3,649,861	2.410
Granted	144,801,414	0.027
Cancellations	(23,508,334)	0.006
Increase in warrants related to price protection	602,626,403	0.006
Cashless exercise of warrants for Series D preferred	(423,159,293)	0.006
Cashless exercise of warrants for common stock	(157,297,448)	0.006
Balance Outstanding December 31, 2020	147,112,603	0.052	4.83	$1,780,356
Granted	1,287,257,147	0.010
Inducement warrants granted	205,626,862	0.010
Increase in warrants related to price protection	71,965,500	0.010
Exercises	(521,239,717)	0.010
Balance Outstanding December 31, 2021	1,190,722,395	$0.015	4.74	$3,831,380
Exercisable, December 31, 2021	1,190,722,395	$0.015	4.74	$3,831,380

Stock options

Stock option activities for the years ended December 31, 2021 and 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	80,000	$		$-
Granted/Cancelled	-
Balance Outstanding December 31, 2021	80,000	8.84	3.33	-
Granted/Cancelled	-	-
Balance Outstanding December 31, 2021	80,000	$8.84	2.33	$-
Exercisable, December 31, 2021	40,000	$8.84	2.33	$-

NOTE 10 – ASSIGNMENT FOR THE BENEFIT OF CREDITORS

On August 19, 2021, the Company’s subsidiaries, Prime EFS and Shypdirect, executed Deeds of Assignments for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In the subject ABC, the debtor companies, here Prime EFS and Shypdirect, together referred to as the “assignors”, executed Deeds of Assignment, assigning all of their assets to an Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. Due to the termination of their respective agreements with Amazon, Prime EFS and Shypdirect became insolvent and unable to pay their debts when they became due. Accordingly, the Company deemed it to be desirable and in the best interest of Prime EFS and Shypdirect and its creditors to make an assignment of all of Prime EFS and Shypdirect’s assets for the benefit of the Prime EFS and Shypdirect’s creditors in accordance with the ABC Statute.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute. The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021.

In order to deconsolidate Prime EFS and Shypdirect, the carrying values of the assets and liabilities of Prime EFS and Shypdirect were removed from the Company’s consolidated balance sheet as of September 7, 2021. In connection with the deconsolidation, the Company recognized a gain on deconsolidation of subsidiaries of $12,363,449 which is included in “Gain on deconsolidation of subsidiaries” within other income (expenses) during the year ended December 31, 2021 and consisted of the following:

September 7, 2021
Liabilities deconsolidated:
Notes payable (a)	$3,908,050
Accounts payable	1,242,421
Accrued expenses	314,927
Insurance payable	1,678,556
Contingency liabilities	3,311,272
Lease liabilities, current portion	1,263,494
Accrued compensation and related benefits	827,753
Total liabilities deconsolidated	12,546,473
Assets deconsolidated:
Cash	21,679
Accounts receivable	1,078
Property and equipment, net	96,496
Total assets deconsolidated	119,253
Gain on deconsolidation of subsidiaries	12,427,220
Less: additional cash payments made on behalf of deconsolidated subsidiaries	(63,771)
Gain on deconsolidation of subsidiaries	$12,363,449

As of December 31, 2020, the assets and liabilities of Prime EFS and Shypdirect subject to assignment for the benefit of creditors have been reflected as “Assets subject to assignment for benefit of creditors” and “Liabilities subject to assignment for benefit of creditors” on the accompanying consolidated balance sheets and consisted of the following:

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

DECEMBER 31, 2021 AND 2020

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

In connection with these settlement agreements, in 2020, the Company recorded a loss on debt extinguishment of $76,777 which consisted of the payment of cash of $67,548 and the write off of debt of remaining debt discount of $614,809, offset by the reduction of principal balance of $596,390 and accrued interest payable of $9,190.

On December 31, 2021 and 2020, there were no secured merchant loans due and outstanding.

On December 31, 2020, notes payable related to a promissory note amounted to $80,490 and is due on demand and is included in liabilities subject to assignment for benefit of creditors on the Company’s consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $80,490 was deconsolidated and removed from the Company’s consolidated balance sheet.

In connection with the acquisition of Prime EFS, the Company assumed several notes payable liabilities due to entities or individuals. These notes have effective interest rates ranging from 7% to 10% and are unsecured. On December 31, 2020, Prime EFS remaining notes payable to an entity amounted to $40,000 and is included in liabilities subject to assignment for benefit of creditors on the Company’s consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $40,000 was deconsolidated and removed from the Company’s consolidated balance sheet.

During the year ended December 31, 2019, the Company entered into separate promissory notes with several individuals totaling $2,517,150, including $40,000 of a previous note rolled into these new notes, and received net proceeds of $2,238,900, net of original issue discounts of $238,250. These notes were due between 45 and 273 days from the respective note issuance date. During the year ended December 31, 2019, the Company repaid $1,118,400 of these notes. Additionally, during the year ended December 31, 2019, the Company issued 439,623 shares of its common stock and 439,623 five year warrants exercisable at $2.50 per share upon conversion of notes payable of $978,750 and accrued interest of $120,307 at a conversion price of $2.50 per share. Since the conversion price of $2.50 was equal to the fair value of the shares as determined by recent sales of the Company’s common shares, no beneficial feature conversion was recorded. During the year ended December 31, 2020, the Company borrowed additional fund from individuals of $443,000, and received net proceeds of $423,000, net of original issue discount of $20,000, the Company repaid $320,500 of these funds, and a note with a principal balance of $195,000 was transferred into the April 20, 2020 convertible note discussed above. Furthermore, on June 30, 2020, one of these notes with a principal balance due of $150,000 and accrued interest payable of $82,274 was settled and a new note was entered into with a principal balance of $200,000. This new note bore no interest and was payable in monthly payments of $7,500 commencing on July 1, 2020 until paid in full. The Company repaid $15,000 of such note. On August 28, 2020, this note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000 (See Note 7). On December 31, 2020, Prime EFS notes payable related to one remaining individual amounted to $220,000 and is included in liabilities subject to assignment for benefit of creditors on the Company’s consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $220,000 was deconsolidated and removed from the Company’s consolidated balance sheet.

In connection with the acquisition of Prime EFS, the Company assumed several equipment notes payable liabilities due to entities. On and December 31, 2020, Prime EFS equipment notes payable to these entities amounted to $43,364 and is included in liabilities subject to assignment for benefit of creditors on the Company’s consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, the remaining liability of $36,233 was deconsolidated and removed from the Company’s consolidated balance sheet.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

During the years ended December 31, 2019 and 2018, the Company entered into auto financing agreements in the amount of $44,905 and $162,868, respectively. On December 31, 2020, Prime EFS auto notes payable to these entities amounted to $151,710 and is included in liabilities subject to assignment for benefit of creditors on the Company’s consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, the remaining liability of $85,175 was deconsolidated and removed from the Company’s consolidated balance sheet.

On April 2, 2020, the Company’s subsidiary, Shypdirect, entered into a Paycheck Protection Program promissory note (the “Shypdirect PPP Loan”) with M&T Bank in the amount of $504,940 under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “Paycheck Protection Program”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On April 28, 2020, the Shypdirect PPP Loan was approved and Shypdirect received the loan proceeds on May 1, 2020. Shypdirect used the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Shypdirect PPP Loan has a two-year term, matures on April 28, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 28, 2020. On December 31, 2020, Shypdirect PPP Loan amounted to $504,940 and is included in liabilities subject to assignment for benefit of creditors on the Company’s consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $504,940 was deconsolidated and removed from the Company’s consolidated balance sheet.

On April 15, 2020, the Company’s subsidiary, Prime EFS, entered into a Paycheck Protection promissory note (the “Prime EFS PPP Loan” and together with the Shypdirect PPP Loan, the “PPP Loans”) with M&T Bank in the amount of $2,941,212 under the SBA Paycheck Protection Program of the CARES Act. On April 15, 2020, the Prime EFS PPP Loan was approved and Prime EFS received the loan proceeds on April 22, 2020. Prime EFS used the proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The Prime EFS PPP Loan has a two-year term, matures on April 16, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 16, 2020. On December 31, 2020, Prime EFS PPP Loan amounted to $2,941,212 and is included in liabilities subject to assignment for benefit of creditors on the Company’s consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $2,941,212 was deconsolidated and removed from the Company’s consolidated balance sheet.

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

NOTE 11 – DEBT EXTINGUISHMENT

Gain on debt extinguishment

In connections with the conversion of debt and other debt settlements discussed elsewhere, on the settlement dates, conversion date or repayment dates, for the year ended December 31, 2021, the Company recorded an aggregate gain on debt extinguishment of $1,564,941 which consists of the following:

Total gain (loss) on debt extinguishment
Loss upon conversion of debt related to difference between conversion price and market price on shares issued (note 9)	$(143,872)
Gain from settlement of debt	1,648,960
Gain from settlement of accounts payable	59,853
Gain on debt extinguishment, net	$1,564,941

In connections with the conversion of debt and other debt settlements discussed elsewhere, on the Modification Dates, conversion date or repayment dates, for the year ended December 31, 2020, the Company recorded an aggregate gain on debt extinguishment of $7,847,073 which consists of the following.

Total gain (loss) on debt extinguishment
Gain from reversal of derivative liabilities on conversion date or repayment date (note 7)	$45,731,614
Loss upon conversion of debt related to difference between conversion price and market price on shares issued (note 9)	(36,271,137)
Fair value of shares related to settlement of debt and warrants (note 9)	(1,252,772)
Loss from conversion of debt and warrants to Series D preferred stock (note 7 and 9)	(239,678)
Loss from settlement of debt (note 9)	(259,587)
Gain from settlement of accounts payable	138,633
Gain on debt extinguishment, net	$7,847,073

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding that we believe would have a material adverse effect on our business, financial condition, or operating results.

Disputes Between ELRAC LLC and Enterprise Leasing Company of Philadelphia, LLC on the one hand, and Prime EFS, LLC on the other hand

In 2021 and as of December 31, 2021, the Company’s prior subsidiary, Prime EFS, LLC (“Prime EFS”), was a party to an arbitration with two companies, ELRAC LLC (“ELRAC”), and Enterprise Leasing Company of Philadelphia, LLC (“ELC”).

As previously disclosed, since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of December 31, 2021, the Company’s consolidated balance sheet no longer included an accrual for this matter.

Solely to avoid the expense and distraction of the matter, on February 15, 2022, the Company and Prime EFS, on the one hand, and ERLAC and ELC, on the other hand, agreed in principle to settle the above matter for a single payment, by TLSI, to ERLAC and ELC, in an immaterial amount. Pursuant to the settlement, on March 31, 2022, the Company and Prime, on the one hand, and ERLAC and ELC, on the other hand, exchanged mutual general releases, thereby releasing and discharging any and all claims between the Company, Prime EFS and their affiliates, on the one hand, and ERLAC, ELC and their affiliates, on the other hand. In connection with this settlement, the Company shall pay $30,000 to ERLAC, ELC and their affiliates which as December 31, 2021 has been accrued and included in accrued expenses on the accompanying consolidated balance sheets.

Bellridge Capital, L.P. v. TLSI and Mercadante

By letter dated April 28, 2020, a prior investor in the Company, Bellridge Capital, L.P. (“Bellridge”), claimed that the Company was in breach of its obligations under an August 29, 2019 letter agreement to issue a confession of judgment and to pay Bellridge $150,000 per month against the amounts due under, inter alia, a June 2018 promissory note, as amended. In the April 28, 2020 letter, Bellridge contended that TLSI owed Bellridge $1,978,557.76 with interest accruing daily.

TLSI contends that in an agreement dated August 3, 2020, Bellridge and the Company resolved many of the disputes between them. Among other provisions, Bellridge and the Company agreed upon the balance of all indebtedness owed to Bellridge as of August 3, 2020 under any and all convertible and nonconvertible indebtedness ($2,150,000), a new maturity date on the indebtedness (April 30, 2021), and a price of $0.02 for the conversion of all Bellridge indebtedness into shares of Company Common Stock.

On September 11, 2020, Bellridge nevertheless filed a civil action against TLSI, John Mercadante and Douglas Cerny in the U.S. District Court for the Southern District of New York, captioned Bellridge Capital, L.P. v. Transportation and Logistics Systems, Inc., John Mercadante and Douglas Cerny. The case was assigned Case No. 20-cv-7485. The complaint alleged two separate claims (the first and second claims for relief) for purported violations of section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder, against the Company, Mr. Mercadante and/or Mr. Cerny; a claim (the third claim for relief) purportedly for control person liability under section 20(a) of the Exchange Act against Messrs. Mercadante and Cerny; a claim (the fourth claim for relief) purportedly for fraudulent inducement against the Company; a claim (the fifth claim for relief) purportedly for breach of an exchange agreement between Bellridge and the Company allegedly dated April 13, 2019 (the “Exchange Agreement”); a claim (the sixth claim for relief) against the Company purportedly for specific performance of the Exchange Agreement; a claim against the Company (the seventh claim for relief) for purported non-payment of a promissory note dated December 26, 2018 pursuant to which the Company borrowed $300,000 and committed to pay Bellridge $330,000 on or by March 15, 2019 plus 10% interest per annum (the “December 2018 Note”); a claim (the eighth claim for relief) purportedly for a declaratory judgment that the Company allegedly failed to comply with a condition precedent to the effectiveness of a subordination agreement (the “Subordination Agreement”) executed and delivered in August 2019; and a claim (the ninth claim for relief) for breach of an assignment agreement, executed on or about July 20, 2018 (the “Partial Assignment Agreement”) in connection with a purchase of 50,000 shares of Company Series A convertible preferred stock, by Bellridge, from third parties.

After discontinuing the foregoing federal action voluntarily and without prejudice, on April 23, 2021, Bellridge filed a civil action in New York Supreme Court, New York County, against TLSI and Mercadante. This mater, the “Bellridge State Court Action,” was assigned civil action number 652728/2021.

The original complaint in the Bellridge State Court Action asserted 11 causes of action: (1) against TLSI, allegedly for breach of a convertible promissory note issued June 18, 2018 (the “June 2018 Note”), seeking $539,114.06 in allegedly unpaid principal plus interest, costs and expenses; (2) against TLSI, also allegedly for breach of the June 2018 Note, seeking $343,000 plus interest, costs and expenses allegedly for TLSI’s purported failure to honor certain conversion notices in timely fashion; (3) against TLSI, allegedly for breach of the December 2018 Note, seeking $196,699 plus interest, costs and expenses; (4) against TLSI, allegedly for breach of a purported obligation to deliver shares of Common Stock under the Exchange Agreement, seeking $3,337,500 plus costs and interest; (5) against TLSI and Mercadante, allegedly for fraud in connection with the Exchange Agreement, seeking $447,500 plus costs and interest; (6) in the alternative to the 5th claim against TLSI and Mercadante, allegedly for negligent misrepresentation in connection with the Exchange Agreement, seeking $447,500 plus costs and interest; (7) against TLSI, allegedly for breach of certain terms relating to the conversion of 31,500 series A preferred shares, seeking not less than $57,960; (8) against TLSI and Mercadante, allegedly for fraudulent inducement of an August 30, 2019 subordination agreement (the “Subordination Agreement”), seeking a declaration annulling the Subordination Agreement; (9) against TLSI, allegedly for failing to provide all consideration recited in a purported side letter allegedly relating to and modifying the Subordination Agreement, seeking a declaration that Bellridge is discharged from its obligations under the Subordination Agreement; (10) against TLSI, allegedly for failing to honor a condition precedent to the subordination side letter, seeking a declaration that Bellridge is discharged from any obligations under the Subordination Agreement; and (11) against TLSI, allegedly for breach of the Subordination Agreement and/or the side letter, seeking damages in an amount to be determined at trial.

It is uncontested (a) that the purchase price under the June 2018 Note was $1,665,000 and (b) that the principal amount of the June 2018 Note was $2,497,503. Hence the June 2018 Note was issued at a 33.33% discount (OID). The June 2018 Note called for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the June 2018 Note was one year. The June 2018 Note calls for the application of New York law. TLSI contends that, since the total interest payable under the Note at issuance (including OID) was more than 40% per annum, for a period of one year, the June 2018 Note was void ab initio under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

It is also uncontested (a) that the purchase price under the December 2018 Note was $300,000 and (b) that the principal amount of the December 2018 Note was $330,000. Hence the December 2018 Note was issued at a 10% discount (OID). The Note called for the payment of interest computed at the rate of 10% per annum prior to any default. The term of the Note was under 90 days; that is, it was made payable, in full, on March 15, 2019, after which the principal amount increases “by 30%” and default interest is due under the instrument at a rate of 18% per annum (§ 7(b)). The December 2018 Note, by its terms, is governed by New York law. TLSI contends that, since the total interest payable under the Note, over its term of under 90 days, including OID, was more than 40% per annum, the December 2018 Note, like the June 2018 Note, is void under N.Y. Penal Law § 190.40 and cannot be enforced in this action.

TLSI also alleges that, in the Exchange Agreement, Bellridge was able to dictate terms and extract concessions from TLSI that were commercially unreasonable and unconscionable. TLSI alleges that Bellridge was able to do so solely because of Bellridge’s violations of N.Y. Penal Law § 190.40 in July 2018. As such, TLSI believes the Exchange Agreement is null and void under N.Y. Penal Law § 190.40 and cannot be enforced in this action. TLSI further alleges (a) that Bellridge has no damages under the two promissory notes because, giving effect to its conversions and cash payments by TLSI, Bellridge had no out-of-pocket losses and made upward of $500,000 on an investment of $1.92 million; (b) that Bellridge exchanged all its series A preferred for 32,500 shares of TLSI common stock and that TLSI fully honored a notice of conversion regarding the series A shares; (c) that Bellridge exchanged 700,000 of the 1,160,000 shares of Company Common Stock to which it was entitled under the Exchange Agreement into series B preferred; (d) that Bellridge has no actionable claim for breach of the Exchange Agreement inter alia because Bellridge did not even de-legend and seek to sell the 492,500 shares of Company Common Stock which Bellridge concedes were delivered; and (e) that Bellridge has no actionable claim for breach of the Subordination Agreement inter alia because the subordination side letter was merged into the Subordination Agreement and because Bellridge converted all TLSI indebtedness held in July-August 2020 profitably.

On June 4, 2021, TLSI and Mercadante moved to dismiss this action for failure to state a claim and, as to Mercadante, for lack of jurisdiction. On October 20, 2021, the Court decided the MTD, dismissing all claims in the case against both Defendants predicated on fraud and negligent misrepresentation. The Court thereby dismissed the Complaint insofar as alleged against Mercadante. On October 29, 2021, the Company filed its Answer in this case. On November 18, 2021, Bellridge filed an Amended Complaint purporting to revive its claims for fraud and negligent misrepresentation against both Defendants. Both Defendants filed objections to the Amended Complaint as procedurally improper. On December 17, 2021, the Defendants filed a renewed motion to dismiss the Amended Complaint with prejudice. That motion was fully briefed. In February 2022, all proceedings in this action were stayed 60 days to facilitate a mediation.

The Defendants believe they have good defenses to all claims alleged in the matter, including without limitation the defense of usury as outlined above. Based on the early stage of this matter, however, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. If the mediation is unsuccessful, the Company intends to defend this case vigorously.

SCS, LLC v. TLSI

On May 26, 2020, a civil action was filed against the Company in the Supreme Court of the State of New York, New York County, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Index No. 154433/2020.

The plaintiff in this action, SCS, LLC (“SCS”), alleged it is a limited liability company that entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleged claims for breach of contract, quantum meruit, unjust enrichment and account stated.

On July 22, 2020, the Company filed its answer, defenses and counterclaims in this action. Among other allegations, the Company averred that SCS’s claims were barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also averred that SCS’s alleged damages must be reduced by the compensation and other benefits received by Lawrence Sands, founder of SCS, as a W-2 employee of the Company. The Company also averred that the New York Supreme Court lacked subject matter jurisdiction of the action because SCS conceded it is a Florida LLC based in Florida and that the Company is a Nevada corporation based in Florida.

On July 31, 2020, SCS moved for summary judgment in this action. On August 18, 2020, the Company moved to dismiss this action for lack of subject matter jurisdiction. In its motion, among other arguments, the Company asserted that the New York court lacks subject matter jurisdiction because neither party was formed under New York law; neither party maintains an office in the State of New York; the consulting agreement between the parties dated September 5, 2019 was not performed in the State of New York; and the parties anticipated, at the time of contracting, that the bulk of SCS’s consulting services thereunder would be rendered in Florida, not New York.

On November 4, 2020, the Supreme Court, New York County, heard argument on the Company’s motion to dismiss, granted the motion, and denied SCS’s motion for summary judgment as moot (the “Decision”). SCS did not seek reconsideration and/or appeal from the Decision within the prescribed time periods. However, on or about January 14, 2021, SCS refiled this action in the state court in Florida, seeking the same $42,000 in damages.

On February 9, 2021, the Company filed its answer, defenses and counterclaims to the Florida action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and breaches of its duties under the consulting agreement. SCS filed a motion to strike TLSI’s defenses and counterclaims, and TLSI opposed that application. Those motions remain sub judice.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint. The Company therefore intends to defend this case vigorously. Trial has been tentatively set for some time in 2022.

Based on the early stage of this matter, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The plaintiff in this action, SCS, alleges it is a limited liability company formed by a former chief executive officer and director of the Company, Lawrence Sands. The complaint alleges that between April 2019 and June 2020, the immediately prior chairman and chief executive officer of the Company, Mercadante, the former chief development officer of the Company, Cerny, and, since February 2020, the Company’s then restructuring consultant who is now chairman and chief executive officer of the Company, Giordano, breached fiduciary duties owed to the Company. Prior to becoming CEO, Giordano rendered his services to the Company through the final named defendant in the action, Ascentaur LLC.

Briefly, the complaint alleges that Mercadante breached duties to the Company by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company Common Stock in order to facilitate an equity offering by the Company and then not consummating that offering. The complaint also alleges that Mercadante and Cerny caused the Company to engage in purportedly wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint further alleges that Mercadante and Cerny “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages on behalf of the Company for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, and civil conspiracy and the appointment of a receiver or custodian for the Company.

Company management tendered the complaint to the Company’s directors’ and officers’ liability carrier for defense and indemnity purposes, which coverage is subject to a $250,000 self-insured retention. Each of the individual defendants and Ascentaur LLC has advised that they vigorously deny each and every allegation of wrongdoing alleged in the complaint. Among other things, Mercadante asserts that he made every effort to consummate an equity offering in late 2019 and early 2020 and could not do so solely because of the Company’s precarious financial condition. Mercadante also asserts that he made clear to SCS and other preferred equity holders, before they converted their shares into common stock, that there was no guarantee the Company would be able to consummate an equity offering in late 2019 or early 2020. In addition, Mercadante and Cerny assert that they received equity in the Company on terms that were entirely fair to the Company and entered into MCA transactions solely because no other financing was available to the Company.

On August 5, 2020, all defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted. Among other things, movants assert that, through this lawsuit, SCS is improperly attempting to second-guess business decisions made by the Company’s Board of Directors, based solely on hindsight (as opposed to any well-pleaded facts demonstrating a lack of care or good faith). Movants also assert that the majority of the claims are governed by Nevada law because they concern the internal affairs of the Company. Movants further assert that, under Nevada law, each of the business decisions challenged by SCS is protected by the business judgment rule. Movants further assert that, even if SCS could rebut the presumption that the business judgment rule applies to all such transactions, SCS has failed to allege facts demonstrating that intentional misconduct, fraud, or a knowing violation of the law occurred, a requirement under Nevada law in order for director or officer liability to arise. Movants further assert that, because SCS’s constructive fraud claim simply repackages Plaintiff’s claims for breach of fiduciary duty, it too must fail. Movants also contend that in the absence of an adequately-alleged independent cause of action, let alone an unlawful agreement between the defendants entered into for the purpose of harming the Company, SCS’s claim for civil conspiracy must also be dismissed. Finally, movants contend that SCS’s extraordinary request that a receiver or custodian be appointed to manage and supervise the Company’s activities and affairs throughout the duration of this unfounded action is without merit inter alia because SCS does not allege the Company is subject to loss so serious and significant that the appointment of a receiver or custodian is “absolutely necessary to do complete justice.”

SCS has a right to file court papers opposing the above motion and thereafter the defendants intend to file reply papers in further support of the motion (the “MTD”). To date, the court has not entered an order scheduling these filings or a hearing on the MTD.

While they hope to prevail on the motion, win or lose, Company management and Ascentaur LLC advise that they intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

It is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Frank Mazzola v. TLSI, Prime EFS, et al.

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

The damages sought by each claim were identical: “approximately $2,000,000, representing $1,040,000 in [alleged] severance”; $759,038.41 in alleged “accrued but unpaid salary”; and non-cash benefits under the alleged executive employment agreement.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On November 2, 2021, without any payment of money by any party to any other party, all claims and counterclaims in this action were dismissed with prejudice (meaning permanently) and all parties exchanged general releases.

Rosemary Mazzola v. TLSS and Douglas Cerny

On September 19, 2020, attorneys for Frank Mazzola’s mother, Rosemary Mazzola, filed an action in the United States District Court for the Southern District of New York against the Company and Douglas Cerny. The case was assigned docket number 1:20-cv-7582 and assigned to USDJ Gregory H. Woods. In this action, Ms. Mazzola claims that the Company entered into and breached an unspecified contract by failing to pay her $94,000. In addition, the complaint claims that, although he was not a party to the unspecified contract, Mr. Cerny falsely represented that the Company intended to “repay” Ms. Mazzola $94,000 plus interest. The complaint seeks $94,000 from each defendant, plus late fees, costs, prejudgment interest and attorneys’ fees and, from Mr. Cerny, punitive damages in an unspecified amount. The complaint also alleges claims for account stated and breach of implied warranty of good faith and fair dealing, allegedly premised on the same indebtedness.

On November 23, 2020, counsel for Ms. Mazzola filed an Amended Complaint in this action, dropping Mr. Cerny and adding Prime EFS, LLC as a party. The new pleading demanded $209,000 rather than the $94,000 in damages previously alleged.

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

On May 21, 2021, Prime EFS and Shypdirect also filed in action in the Supreme Court, State of New York, Suffolk County (the “Suffolk County Action”), seeking defense and indemnity for the Mercedes-Mejia action from the insurance brokerage, Acrisure LLC, which sold the County Hall insurance policy to Prime.

On August 19, 2021, the Plaintiff filed a motion for leave to file a first amended complaint to name four (4) additional parties as defendants – TLSI, ShypCX, Inc., ShypFX, Inc. and Cougar Express, Inc. On September 16, 2021, each of these entities filed papers in opposition to this motion.

On September 24, 2021, the Court granted Plaintiff’s motion for leave to amend the complaint herein, thus adding TLSI, ShypCX, Inc., ShypFX, Inc. and Cougar Express, Inc. as Defendants. On October 22, 2021, Acrisure stipulated to consolidate the Suffolk County Action into and with the Bergen County action. On November 22, 2021, all Defendants filed their Answer to the First Amended Complaint. On November 3, 2021, Prime EFS and Shypdirect refiled their Third-Party Complaint against Acrisure in the Bergen County action. On December 23, 2021, Acrisure filed its Answer to the Third-Party Complaint, denying its material allegations.

Under the currently operative pre-trial order, the discovery period in this action has been extended to August 5, 2022. All Defendants in this action intend to vigorously defend themselves in this action and to pursue the third-party actions against both County Hall and Acrisure. However, owing to the early stage of this action, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Valesky v. Prime EFS, Shypdirect and TLSS

Plaintiff, an ex-dispatcher for Prime EFS, brought this action in the U.S. District Court for the District of New Jersey under the Family and Medical Leave Act of 1993 and the New Jersey Law Against Discrimination seeking unspecified compensatory and punitive damages. Plaintiff alleged that she was fired while still in a neck brace. On December 22, 2020, the plaintiff filed an amended complaint in this action adding the Company and Shypdirect as defendants on joint employer and/or alter ego theories. In April 2021, the Company settled this matter with prejudice in April 2021 for a cash payment of $35,000.

Dispute between Patrick Nicholson and Prime EFS

As previously reported, by letter dated October 9, 2020, attorneys representing Patrick Nicholson alleged that Prime EFS is in default of its payment obligations under a “10% Senior Secured Demand Promissory Note” issued February 13, 2019, in the principal amount of $165,000, and under a second promissory note issued April 24, 2019 in the principal amount of $55,000.

In the demand, the attorneys for Mr. Nicholson allege the total balance owed, including interest, is $332,702.84 and that interest is continuing to accrue on each promissory note.

In the demand, the attorneys for Mr. Nicholson also contend that TLSI is jointly and severally liable with Prime EFS for this balance.

If, as threatened, Mr. Nicholson files suit for non-payment under either or both promissory notes, it is anticipated that the defendants would mount a vigorous defense to the action. Among other things, Prime EFS’s position is that Mr. Nicholson knew or should have known that the promissory notes dated February 13, 2019, and April 24, 2019 were invalid and unenforceable, since they were signed by Rosemary Mazzola, as owner or managing member of Prime, and it was public information that, after June 18, 2018, Ms. Mazzola was no longer an owner or managing member of Prime EFS. TLSI’s position is also that any and all amounts that may be owed to Mr. Nicholson are owed by Prime EFS and not TLSI.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Since Mr. Nicholson has not, to our knowledge, filed a lawsuit on his now 17-18 month old claim, against either Prime EFS or TLSI, we cannot evaluate the likelihood of an adverse outcome in such litigation or reasonably estimate the Company’s liability, if any, if such a lawsuit were filed.

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express conducts its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSI. The case is No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport seeks to evict the tenants forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease. TLSI does not believe it can be held liable in this case because, unlike its subsidiary Cougar Express, TLSI was not tenant in the subject premises nor has it ever conducted business there.

In March 2022, Cougar Express and Airport began discussions in hopes of settling this matter. To facilitate those discussions, on or about March 9, 2022, Cougar paid rent to Airport at a rate of $33,275 per month for January-March, 2022, inclusive, expects to pay rent for the month of April 2022 at the same rate ($33,275), and may need to pay rent at the same rate in future months. In consideration for this interim arrangement, Airport adjourned the hearing date on its petition to vacate from March 10, 2022 to April 7, 2022.

While Cougar Express intends, among various options, to continue to discuss with Airport a possible lease extension for the Valley Stream premises, there can be no assurance that those discussions will, in fact, result in a lease extension on terms Cougar Express finds acceptable. In the event Cougar Express does not sign a lease extension with Airport, it is likely that Airport will continue to press its lawsuit for holdover rent of $51,079.78 per month for each month of occupancy until Cougar Express exits the premises, plus statutory interest, costs and attorneys’ fees, while giving Cougar a credit for any and all rent paid in CY 2022.

Other than discussed above, as of December 31, 2021, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Consulting Agreement

Prior to January 4, 2022, the Company retained the services of a consultant, Ascentaur, LLC (“Ascentaur”), pursuant to a Consulting Agreement between the Company and Ascentaur dated February 21, 2020, as amended (the “Consulting Agreement”). Under the Consulting Agreement, prior to January 4, 2022, Sebastian Giordano, the CEO and principal of Ascentaur, provided management services to the Company in the role of chief executive under direction of the Board. Prior to the termination of this agreement, Ascentaur received a base consulting fee of $300,000 annually, payable in installments of $12,500 twice a month and during 2021, received eligible bonuses of $184,621 based on certain Company revenue, EBITDA, market capitalization or capital raise milestones. In addition, upon approval by the Board, Ascentaur received stock warrants to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.06 per share. In addition, during 2021, Mr. Giordano received reimbursement of $25,812 for health benefits. The Company terminated this Consulting Agreement effective January 4, 2022, when Mr. Giordano became Chair, President and CEO of the Company.

Leases

See Note 14.

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

On December 31, 2020, contingency liability related to the Ryder termination amounted to $2,871,272 and is included in liabilities subject to assignment for benefit of creditors on the accompanying consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $2,871,272 was deconsolidated and removed from the Company’s consolidated balance sheet.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 13– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS, Rosemary Mazzola. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the year ended December 31, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. On December 31, 2020, amount due to this former majority owner of Prime amounted to $94,000, and have been included in liabilities subject to assignment for benefit of creditors on the accompanying consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $94,000 was deconsolidated and removed from the Company’s consolidated balance sheet.

During the year ended December 31, 2019, a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $88,000. Additionally, during the year ended December 31, 2020, this employee advanced the Company $75,000 and was repaid $163,000. During the year ended December 31, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. On December 31, 2021 and 2020, amounts due to this former related party employee amounted to $0.

During the year ended December 31, 2019, an entity which is controlled by a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $25,000. In January 2020, this advance was repaid. During the year ended December 31, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. On December 31, 2021 and 2020, amounts due to this former related party entity amounted to $0.

On December 22, 2020, the Company’s former chief executive officer advanced the Company $30,000. The advance is non-interest bearing and payable on demand. On December 31, 2020, amount due to the former chief executive officer amounted to $30,000 and has been included in due to related parties on the accompanying consolidated balance sheet. On January 29, 2021, the Company repaid this advance.

Notes payable – related party

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s former chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note was due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest should have been made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). Interest accrued with respect to the unpaid principal sum identified above until such principal was paid at a rate equal to 18% per annum. On December 31, 2020, interest payable to related parties amounted to $173,692 and is included in due to related parties on the accompanying consolidated balance sheets, respectively. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021. On October 31, 2021, the Company and this related party note holder entered into a confidential settlement agreement and mutual release. The Parties have agreed to adjust, settle and compromise the principal balance of the Note of $500,000 and unpaid accrued interest thereon of $240,822, for a discounted amount of $600,000, in full settlement of any and all amounts outstanding. The settlement amount was paid in November 2021. In connection with this settlement agreement, the Company recorded a gain on debt extinguishment - related party of $148,651. On December 31, 2021 and 2020, notes payable – related party amounted to $0 and $500,000, respectively.

During the year ended December 31, 2021 and 2020, interest expense associated with advances from related parties and related party notes payable amounted to $74,959 and $174,947 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

Due to a reduction in the Company’s revenues and the loss of its Amazon revenues, during the second and third quarter of 2021, the Company abandoned the above properties. Accordingly, during the year ended December 31, 2021, the Company wrote the remaining balance of these right of use assets and recorded a loss on lease abandonment of $1,223,628. As of and December 31, 2020, the remaining lease liabilities related to these abandoned properties of $1,483,460 have been included in liabilities subject to assignment for benefit of creditors on the accompanying consolidated balance sheets (see Note 10). As of December 31, 2020, the remaining right of use assets aggregating totaling $1,445,274 have been included in assets subject to assignment for benefit of creditors on the accompanying consolidated balance sheets (see Note 10).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less.

During the year ended December 31, 2021 and 2020, in connection with these operating leases, other miscellaneous rental payments and common area maintenance costs, the Company recorded rent expense of $599,820 and $651,806, respectively, which is expensed during the period and included in operating expenses on the accompanying consolidated statements of operations.

Cougar Express’s lease of the Valley Stream, New York facility from which it conducts business expired on December 31, 2021. Cougar Express is holding over in the facility while it attempts to negotiate a lease renewal with its landlord. The holdover rent is 200% of the base rental rate Cougar Express paid in 2021. Alternatively, Cougar Express is exploring options to move its operations to another facility. The Company expects that, whether Cougar Express renegotiates with its existing landlord or finds new space, it will pay materially higher rent in 2022 and future years.

During the years ended December 31, 2021 and 2020, the Company recognized sublease income of $194,823 and $376,750 which is included in other income on the accompanying consolidated statement of operations, respectively.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% to 12% which was based on the Company’s estimated incremental borrowing rate.

On and December 31, 2021 and 2020, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2021	December 31, 2020
Office leases and truck right of use assets	$-	$-
Less: accumulated amortization into rent expense or cost of sales	-	-
Balance of ROU assets as of end of period	$-	$-

On December 31, 2021 and 2020, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2021	December 31, 2020
Lease liabilities related to office and truck leases right of use assets	$-	$-
Less: current portion of lease liabilities	-	-
Lease liabilities – long-term	$-	$-

NOTE 15 – CONCENTRATIONS

For the year ended December 31, 2021, four customers represented 74.5% (28.5%, 21.6%, 12.5% and 11.9%, respectively) of the Company’s total net revenues, respectively. For the year ended December 31, 2020, one customer, Amazon, represented 96.7% of the Company’s total net revenues. On December 31, 2021, four customers, represented 48.4% of the Company’s accounts receivable balance (22.7%, 13.0% and 12.7%, respectively).

All revenues are derived from customers in the United States.

NOTE 16 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2021 and 2020 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the Company’s effective tax rate for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Income tax provision (benefit) at U.S. statutory rate	21.00%	(21.00)%
Income tax provision (benefit) – State	6.50%	3.97)%
Permanent items	(89.99)%	19.33%
Effect of change in valuation allowance	62.49%	5.64%
Effective income tax rate	0.00%	0.00%

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Company’s approximate net deferred tax asset as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Deferred Tax Asset:
Net operating loss carryover	$12,004,635	$8,095,756
Less: valuation allowance	(12,004,635)	(8,095,756)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $46,159,703 on December 31, 2021. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2021 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2021, the valuation allowance increased by $3,908,879. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of $120,600 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017 to 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 17 – SUBSEQUENT EVENTS

Common shares issued upon conversion of Series E preferred shares

On January 19, 2022, the Company issued 75,000,000 shares of its common stock in connection with the conversion of 19,947 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

Series G preferred shares

On January 25, 2022, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 70,000 shares of Series G and (ii) Warrants to purchase 70,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “January 2022 Series G Offering”). The gross proceeds to the Company were $700,000, or $10.00 per unit. The Company paid placement agent fees of $70,000 and received net proceeds of $630,000. On March 4, 2022, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Investor agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 25,000 shares of Series G and (ii) Warrants to purchase 25,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “March 2022 Series G Offering”). The gross proceeds to the Company were $250,000, or $10.00 per unit. The Company paid placement agent fees of $25,000 and received net proceeds of $225,000. The initial exercise price of the Warrants related to the January 2022 and March 2022 Series G Offerings is $0.01 per share, subject to adjustment. Additionally, the Company paid the placement agent was issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The aggregate cash fees of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

Common shares issued in warrant exercises

During the period from January 1, 2022 to March 24, 2022, the Company issued 24,571,429 shares of its common stock and received proceeds of $245,714 from the exercise of 24,571,429 warrants at $0.01 per share.

Employment agreements

On January 3, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025, which provides for annual compensation of $ 400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity, potentially constituting (with prior grants made to Ascentaur), at the discretion of the Company’s Board of Directors, up to 5% of the outstanding common stock of the Company, vesting over the term of the employment agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. Pursuant to this employment agreement, on March 11, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock (see below).

On January, 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano is appointed the Company’s Treasurer. Previously, Mr. James Giordano served as Chief Financial Officer and consultant to Freight Connections, Inc., a LTL/line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services. Mr. James Giordano’s employment with the Company is at will. He will receive annual compensation of $250,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives.

Shares issued for compensation

On March 11, 2022, pursuant to an employment agreement with the Company’s chief executive officer dated January 4, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year quarter through January 3, 2025. In connection with these shares, the Company valued these common shares at a fair value of $1,343,391 and will record stock-based compensation expense over the vesting period.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to three independent members of the Company’s board of directors for an aggregate of 5,454,546 common shares of the Company which were valued at $60,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 1,363,636.50 shares vesting on March 31, 2022, and 1,363,636.50 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $60,000 and will record stock-based compensation expense over the vesting period.

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to the Company’s chief financial officer for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $125,000 and will record stock-based compensation expense over the vesting period.

On March 11, 2022, the Company agreed to grant restricted stock awards to the Company’s former chief executive officer and current member of the Company’s board of directors for 22,727,273 common shares of the Company which were valued at $250,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest immediately. In connection with these shares, the Company valued these common shares at a fair value of $250,000 and will record stock-based compensation expense of $250,000.

Legal matters

See Note 12.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Sebastian Giordano, our Chief Executive Officer (“CEO”) and James Giordano, our Principal Accounting Officer (“PAO”), we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended December 31, 2021. Based upon that evaluation, out CEO and PAO concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of the items set forth below under “Management’s Report on Internal Control over Financial Reporting”:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our CEO and PAO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the following material weaknesses:

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

We do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the year ended December 31, 2021. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management has already begun the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

As we started the new year in 2022, Sebastian Giordano, who was an outside consultant that was responsible for the Company’s financial turnaround the last two years, transitioned to take the formal role of CEO. His first action was to hire a new CFO and bring in three new independent and outside board members to strengthen the management controls of the○ organization. We currently outsource our financial reporting and other accounting functions to an experienced outsourced accounting and consulting firm who has been engaged by the Company for the past 4 years. The short-term plan is to keep the financial reporting and accounting functions outsourced with this outsourced accounting and consulting firm until the Company is large enough to insource it. In the meantime, the new CFO of the Company is in the process of reviewing and making changes to the current accounting processes and methodologies as discussed below.

As explained above, we have expanded our Board of Directors by three independent and outside members to a total of four directors. Further, we have established the requisite board committees for audit, compensation, and nominating. The Audit Committee Chairman has current and prior experience in this role with other public companies listed on the OTC and NASDAQ.

Segregation of duty issues are a common area of weakness for smaller companies with back-office operations with less than 5 people. We have made significant steps to mitigating this material weakness. We started with the hiring of a new, operational experienced CFO to provide oversight and drive immediate improvement in this area. To address this issue, we have begun implementation or implemented the following policies or processes:

○	Implementation of cash management and banking policy which includes increasing the controls related to individuals banking capabilities, utilization of a daily cash model and forecast, and policy to move cash receipts from customers to ACH.
○	Implementation of formalized payment and accounting transaction review and sign-off by the CFO.
○	Centralization of accounts payable and cash control at the corporate level including the receipt of invoices to a newly created email address and process to get authorized approval for invoices prior to input into system.
○	Implementation and completion of a formal and detailed 2022 budget and forecast for the consolidated Company.
○	Implemented a formal monthly business review process to discuss budget vs actual variances, and other operational issues to be presented to the Company’s CEO and Board of Directors.

As discussed above, we have taken steps and plan to continue to take additional steps, to seek to remediate these material weaknesses and to improve our financial reporting systems and implement new policies, procedures, and controls. We plan on implementing other policies and procedures to address and mitigate all remaining or new material weaknesses.

We believe the remediation measures described above will remediate the material weaknesses we had previously identified and disclosed, and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures diligently and vigorously. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Sebastian Giordano	64	Chief Executive Officer, President, and Chairman of the Board of Directors	January 4, 2022
James Giordano	52	Chief Financial Officer, Secretary, and Treasurer	January 3, 2022
Charles Benton	71	Director and Chairman of the Audit Committee	January 20, 2022
John Mercadante	77	Director and Chairman of the Compensation Committee	April 16, 2019
Norman Newton	55	Director and Chairman of the Nominating Committee	January 20, 2022

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

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Sebastian Giordano - Chief Executive Officer, President, and Chairman of the Board of Directors

For the past twenty years, Mr. Sebastian Giordano, age 64, has been CEO of Ascentaur, LLC (“Ascentaur”), providing C-Level consulting services to a diverse roster of predominantly technology-centric clients, including start-ups, turnarounds, and established businesses across many industries. From 2013 to 2018, he served as Chief Executive Officer of WPCS International Incorporated, a NASDAQ-listed low-voltage contracting company. Mr. Sebastian Giordano is a principal with Ascentaur, LLC, a strategic consulting firm which has provided consulting services to the Company during the preceding two years. Such consulting arrangement has been terminated upon the Company’s employment of Mr. Sebastian Giordano. The Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025

James Giordano – Chief Financial Officer, Secretary and Treasurer

Mr. James Giordano, age 52, previously served as Chief Financial Officer and consultant to Freight Connections, Inc., an LTL / line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services.

Charles Benton – Director

Mr. Charles Benton, age 71, currently serves as a director and Audit Chairman of Vision Hydrogen Corp. (OTC: VIHD), a company focused on the production, storage and distribution of hydrogen for the green energy economy supply chain. In the past, Mr. Benton has held the positions of Audit Committee Chairman and then Chairman of the Board of WPCS International Incorporated (NASDAQ: WPCS), a design-build engineering firm focused on the deployment of wireless networks and related services including site design, technology integration, electrical contracting, construction and maintenance.

John Mercadante - Director

John Mercadante, age 77. has been the President, Chief Executive Officer and a director of our company since April 16, 2019. For more than the past five years, John has been a consultant and a manager of his personal investments. John co-founded Leisure Line, Inc., a motor coach company serving New York City and Atlantic City, New Jersey, in 1970 and served as its Chief Executive Officer for a ten-year period through the sale of the company to Golden Nugget in 1980. At the time of the sale, Leisure Line was generating approximately $11 million in annual revenues. In 1988, John cofounded Cape Transit, Inc., a motor coach company servicing Atlantic City, Philadelphia and South New Jersey. Under John Mercadante’s leadership as CEO, annual revenues at Cape Transit grew from $2 million to more than $11 million. In May 1996, Cape Transit became one of the founding companies of Coach USA, Inc. and John Mercadante became Coach USA’s president and Chief Operating Officer. John was an integral part of growing Coach’s annual revenues from $100 million to over $1 billion in revenues in just three years. The board of directors has concluded that Mr. Mercadante should serve as a director of the Company because of his extensive management and leadership skills and experience.

Norman Newton - Director

Mr. Norman Newton, age 55, currently is the President and CEO of AmeriCasa Solutions, LLC, a vertically integrated provider of housing to the Hispanic Community in the United States. Mr. Newton is also the Managing Director of Newton Vision Corporation (“NVC”), a privately held investment and consulting company with deep experience in business process reengineering, optimization, and digital transformation.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past 10 years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Independent Directors

Mr. Charles Benton, Mr. John Mercadante, and Mr. Norman Newton are independent directors under the independence standards applicable to the Company under paragraph (a)(1) of Item 401 of Regulation S-K.

Board of Directors and Board Committees

Our Board currently has three committees: the Audit Committee, the Compensation Committee, and the Nomination Committee. As of March 24, 2022, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Nominating
Independent Directors
Charles Benton	Chair	X
John Mercadante		Chair	X
Norman Newton	X		Chair

Non-Independent Director
Sebastian Giordano

Audit Committee

All Audit Committee members are “independent” under the NASDAQ listing standards and SEC rules and regulations. Our Board of Directors has determined that one of the members of the Audit Committee, Mr. Benton, meets the definition of an “audit committee financial expert” as established by the SEC, and that Mr. Mercadante and Mr. Newton, the two other members of the Audit Committee, meet the definition of “financially literate” as established by the SEC. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company. The Audit Committee has the sole authority to appoint, review and discharge our independent accountants, and has established procedures for the receipt, retention, response to and treatment of complaints regarding accounting, internal controls and audit matters. In addition, the Audit Committee is responsible for:

●	reviewing the scope, results, timing and costs of the audit with our independent accountants and reviewing the results of the annual audit examination and any accompanying management letters;

●	assessing the independence of the outside accountants on an annual basis, including receipt and review of a written report from the independent accountants regarding their independence consistent with the independence standards of the board;

●	reviewing and approving the services provided by the independent accountants;

●	overseeing the internal audit function; and

●	reviewing our significant accounting policies, financial results and earnings releases, and the adequacy of our internal controls and procedures.

The Audit Committee was established in January 2022.

Compensation Committee

All Compensation Committee members are “independent” under applicable NASDAQ listing standards. The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to executive compensation, employee compensation and benefit programs and plans, and leadership development and succession planning. In addition, the Compensation Committee is responsible for:

●	reviewing the performance of our Chief Executive Officer;

●	determining the compensation and benefits for our Chief Executive Officer and other executive officers;

●	establishing our compensation policies and practices;

●	administering our incentive compensation and stock plans (except for the issuance of securities to non-employee directors for services which is administered by the Board); and

●	approving the adoption of material changes to or the termination of our benefit plans.

The Compensation Committee reviews and discusses with management the disclosures regarding executive compensation to be included in our annual proxy statement. The responsibilities of the Compensation Committee are more fully described in the Compensation Committee’s charter.

The Compensation Committee was established in January 2022.

Nominating Committee

All Nominating Committee members are “independent” under the applicable NASDAQ listing standards. The Nominating Committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on our board of directors. The Nominating Committee may have required certain skills or attributes, such as financial or accounting experience, to meet specific board needs that may arise from time to time and also considered the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons.

The Nominating Committee was established in January 2022.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to the named executive officers, John Mercadante and, Douglas Cerny:

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Mercadante,	2021	0	0	0	0	0	0	0	0
Former Chief Executive Officer (1)	2020	4,000	0	0	0	0	0	0	4,000

Doug Cerny,	2021	0	0	0	0	0	0	20,000	20,000
Former Vice President (2)	2020	4,000	0	0	0	0	0	0	4,000

(1) Mr. Mercadante served as chief executive officer through January 4, 2022.

(2) Mr. Cerny served as Vice President the date of his death in May 2021.

Employment Agreements

The Company had no executive officer employment agreements in place as of December 31, 2021.

Effective January 4, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity, potentially constituting (with prior grants made to Ascentaur), at the discretion of the Company’s Board of Directors, up to 5% of the outstanding common stock of the Company, vesting over the term of the employment agreement, business expense reimbursement and benefits as generally made available to the Company’s executives.

On January, 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano is appointed the Company’s Treasurer. Previously, Mr. James Giordano served as Chief Financial Officer and consultant to Freight Connections, Inc., an LTL / line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services. Mr. James Giordano’s employment with the Company is at will. He will receive annual compensation of $250,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Beginning in 2022, the Company offers health insurance to its employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, we did not have any outstanding equity awards to our officers.

Director Compensation

Our directors received no compensation for their service as directors, however, Mr. Mercadante and Mr. Cerny were paid compensation in their roles as executive officers during the 2021 and 2020 period covered by this Annual Report (see above).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Subject to community property laws, where applicable, and except as otherwise noted, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 28, 2022, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is 5500 Military Trail, Suite 22-357, Jupiter, FL 33458.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)

Directors and Executive Officers
Sebastian Giordano (2)	55,531,608	1.74%
James Giordano (3)	2,840,909	*
Charles Benton (4)	454,546	*
John Mercadante (5)	24,481,819	*
Norman Newton (4)	454,546	*
All directors and executive officers as a group	83,763,428	2.61%

*	less than 1%.

(1)	Applicable percentage ownership is based on 3,187,771,983 shares of Common Stock outstanding as of March 28, 2022.
(2)	Includes 30,531,608 vested common shares and 25,000,000 vested stock warrants with an exercise price of $0.06 per shares that were issued to Ascentaur LLC, a company controlled by Mr. Giordano.
(3)	Consists of 2,840,909 vested common shares.
(4)	Consists of 454,546 vested common shares.
(5)	Consists of 24,481,819 vested common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Three of our four board members are independent. The Board has determined that each of Messrs. Benton, Mercadante, and Newton is an independent director pursuant to the NASDAQ listing standards. Under the NASDAQ rules, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (directly, or as a partner, stockholder or officer of an organization that has a relationship with us).

In assessing the independence of our directors, the Board considers all of the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors as of the date of this Annual Report has a material relationship with us and that each of such non-employee directors is independent.

Sebastian Giordano is not considered an independent director because of his employment as our CEO, President, and Chairman of the Board.

Related Party Transactions

Due to related parties

In connection with the acquisition of Prime EFS, the Company acquired a balance of $14,019 that was due from the former majority owner of Prime EFS, Rosemary Mazzola. Pursuant to the terms of the SPA, the Company agreed to pay $489,174 in cash to the former majority owner of Prime EFS who then advanced back the $489,174 to Prime EFS. During the period from Acquisition Date of Prime EFS (June 18, 2018) to December 31, 2018, the Company repaid $216,155 of this advance. During the year ended December 31, 2019, the Company repaid $130,000 of this advance. During the year ended December 31, 2020, the Company repaid $35,000 of this advance. This advance is non-interest bearing and is due on demand. On December 31, 2020, amount due to this former majority owner of Prime amounted to $94,000, and have been included in liabilities subject to assignment for benefit of creditors on the accompanying consolidated balance sheet. Effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, this liability of $94,000 was deconsolidated and removed from the Company’s consolidated balance sheet.

During the year ended December 31, 2019, a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $88,000. Additionally, during the year ended December 31, 2020, this employee advanced the Company $75,000 and was repaid $163,000. During the year ended December 31, 2020, the Company paid this employee interest of $57,200 related to these working capital advances. On December 31, 2021 and 2020, amounts due to this former related party employee amounted to $0.

During the year ended December 31, 2019, an entity which is controlled by a former employee of Prime EFS who exerted significant influence over the business of Prime EFS and Shypdirect, Frank Mazzola, advanced the Company $25,000. In January 2020, this advance was repaid. During the year ended December 31, 2020, the Company paid this entity interest expense of $27,500 related to 2019 working capital advances made. On December 31, 2021 and 2020, amounts due to this former related party entity amounted to $0.

On December 22, 2020, the Company’s former chief executive officer advanced the Company $30,000. The advance is non-interest bearing and payable on demand. On December 31, 2020, amount due to the former chief executive officer amounted to $30,000 and has been included in due to related parties on the accompanying consolidated balance sheet. On January 29, 2021, the Company repaid this advance.

Notes payable – related party

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s former chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note was due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest should have been made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). Interest accrued with respect to the unpaid principal sum identified above until such principal is paid at a rate equal to 18% per annum. On December 31, 2020, interest payable to related parties amounted to $173,692 and is included in due to related parties on the accompanying consolidated balance sheets, respectively. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021. On October 31, 2021, the Company and this related party note holder entered into a confidential settlement agreement and mutual release. The Parties have agreed to adjust, settle, and compromise the principal balance of the Note of $500,000 and unpaid accrued interest thereon of $240,822, for a discounted amount of $600,000, in full settlement of any and all amounts outstanding. The settlement amount was paid in November 2021. In connection with this settlement agreement, the Company recorded a gain on debt extinguishment - related party of $148,651. On December 31, 2021 and 2020, notes payable – related party amounted to $0 and $500,000, respectively.

During the year ended December 31, 2021 and 2020, interest expense associated with advances from related parties and related party notes payable amounted to $74,959 and $174,947 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

There are not currently any conflicts of interest by or among the Company’s current officers, directors, key employees, or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed or incurred related to the following years for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A. for 2021 and 2020 are set forth below.

	2021	2020
Audit fees	$158,275	$145,000
Audit-related fees	17,900	9,400
Tax fees	-	-
All other fees	-	-
Total	$176,625	$154,400

The Audit Committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2021. The Audit Committee also discussed all the matters required by professional auditing standards to be discussed with the Company’s independent registered public accounting firm, Salberg & Company, P.A., the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the Securities and Exchange Commission. In addition, Audit Committee has received from the independent registered public accounting firm written disclosure required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526 and has discussed with the independent registered public accounting firm its independence from the Company and its management. Based on its review and discussions, including discussions without management or members of the independent registered public accounting firm present, the board of directors has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

To safeguard the continued independence of the Company’s independent registered public accounting firm, the board of directors requires all audit and non-audit services, subject to a de minimis exception pursuant to SEC Regulation S-X Rule 2-01(c)(7)(i)(C), to be performed by the Company’s independent registered public accounting firm, to be pre-approved by the board of directors prior to such services being performed. All audit services performed by the Company’s independent registered public accounting firm during the year ended December 31, 2021 and 2020 were approved by the board of directors.

Item 15. Exhibits and Financial Statement Schedules.

The following financial information is filed as part of this report:

(a)

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of March 30, 2017, by and among the Registrant and Save on Transport Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 5, 2017).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated June 30, 2015).

3.2	Certificate of Change filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 24, 2013).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2011).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 23, 2018).

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 21, 2020).

3.6	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock, filed on July 17, 2020 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2020).

3.7	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of April 13, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

4.1	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of PetroTerra Corp., dated August 7, 2017 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

4.2	Share Exchange Agreement, dated May 1, 2019, by and among the Company, Save On Transport and Steven Yariv (incorporated by reference to Exhibit 4.1 to our Form 8-K dated May 3, 2019).

4.3	Form of Warrant (Equity Offering) (incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2019).

4.4	Form of Note (incorporated by reference to Exhibit 10.4 to our Form 8-K dated September 9, 2019).

4.5	Form of Warrant (Debt Offering) (incorporated by reference to Exhibit 10.5 to our Form 8-K dated September 9, 2019).

4.6	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.7	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2020).

4.9	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on October 2, 2020 (incorporated by reference to Exhibit 3.10 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2020).

4.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020).

4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

4.12	Form of Convertible Note dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.13	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock of the Company, filed on June 4, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 9, 2020.

4.15	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock, filed on July 17, 2020 (incorporated by reference to Exhibit 3.2 to our Form 8-K dated July 21, 2020).

4.16	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on July 20, 2020 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated July 21, 2020)

4.17	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated October 9, 2020).

4.18	Form of Warrant related to Series E Preferred Stock Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K dated October 9, 2020

4.19	Form of Common Stock Purchase Warrant exercisable at $0.04 per share of Common Stock in Series E Offering (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on December 28, 2020).

4.20	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on October 2, 2020 (incorporated by reference to Exhibit 3.10 to our Form S-1 dated December 1, 2020).

4.21

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.22

Certificate of Designation of Preferences, Rights and Limitations of Series F Preferred Stock of the Company, filed on February 22, 2021 (incorporated by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

4.23	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our Form 8-K dated January 28, 2022).

4.24	Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Service, Inc. in favor of Ascentaur, LLC (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

4.25	Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Service, Inc. in favor of Harry Datys (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

4.26	Form of Common Stock Purchase Warrant in Series G Offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

10.1	Securities Purchase Agreement, dated as of April 25, 2017, by and among the Company and the Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2017).

10.2	Securities Purchase Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 27, 2018).

10.3	Security Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.2 to our Form 8-K dated June 27, 2018).

10.4	Stock Purchase Agreement, dated June 18, 2018, between the Company, Prime EFS LLC and the seller’s signatory thereto. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated June 26, 2018).

10.5	Agreement, dated April 9, 2019, by and between the Company and Bellridge Capital, L.P. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.6	Form of Agreements, by and between the Company and RedDiamond Partners LLC incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.7	Form of Series A Convertible Preferred Stock Exchange Agreement incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.8	Form of Securities Purchase Agreement (Equity Offering) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2019).

10.9	Form of Securities Purchase Agreement (Debt Offering) (incorporated by reference to Exhibit 10.3 to our Form 8-K dated September 9, 2019).

10.10	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).

10.11	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).

10.12	Form of Securities Purchase Agreement related to Series E Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 9, 2020).

10.13	Form of Registration Rights Agreement related to Series E Preferred (incorporated by reference to Exhibit 10.2 to our Form 8-K dated October 9, 2020).

10.14	Stock Purchase Agreement for Series E Preferred, dated December 28, 2020, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 29, 2020).

10.15	Stock Purchase Agreement for Series E Preferred, dated December 30, 2020, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 31, 2020).

10.16	Stock Purchase Agreement for Series E Preferred, dated January 5, 2021, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 8, 2021).

10.17	Stock Purchase Agreement for Series E Preferred, dated January 21, 2021, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 28, 2021).

10.18	Form of Amendment to Series E Transaction Documents, effective January 21, 2021, between TLSS and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K dated January 28, 2021).

10.19	Form of Exchange Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2020).

10.20	Form of Leak-Out Agreement entered in connection with the Series D Preferred Stock Exchange (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on July 24, 2020).

10.21	Consulting Agreement between the Company and Ascentaur, LLC dated February 21, 2020 (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

10.22	Indemnity Agreement between the Company and Ascentaur, LLC dated May 10, 2020 (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

10.23	Stock Purchase Agreement, dated March 24, 2021, between TLSS Acquisition, Inc. (a wholly owned subsidiary of the Company) and Cougar Express, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2021).

10.24	Stock Purchase and Sale Agreement, dated June 15, 2021, between the Company and Anthony Berritto (sole shareholder of SalSon Logistics, Inc., a Georgia corporation) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021).

10.25	Form of Securities Purchase Agreement related to Series G Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 3, 2022).

10.26	Form of Warrant Agreement related to Series G Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 3, 2022).

10.27	Form of Registration Rights Agreement for Series G Warrants (incorporated by reference to Exhibit 10.5 to our Form 8-K dated January 28, 2022).

10.28	Form of Common Stock Purchase Warrant in Warrant Offering (incorporated by reference to Exhibit 4.1 to our Form 8-K dated January 28, 2022).

10.29	Form of Registration Rights Agreement for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 10.5 to our Form 8-K dated January 28, 2022).

10.30	Offer Letter, dated November 10, 2021, between TLSS and Mr. James Giordano (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).

10.31	Employment Agreement, dated January 4, 2022, between TLSS and Mr. Sebastian Giordano (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).

10.32	Confidential Settlement Agreement and Mutual Release, dated October 31, 2021, between TLSS and Westmount Financial Limited Partnership (incorporated by reference to Exhibit 10.5 to our Form 8-K dated January 28, 2022).

21*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer pursuant to Section 302

31.2*	Certification of Principal Financial Officer pursuant to Section 302

32.1*#	Certification of Principal Executive Officer pursuant to Section 906

32.2*#	Certification of Principal Financial Officer pursuant to Section 906

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transportation and Logistics Systems, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. CORP.
March 31, 2022
	By:	/s/ Sebastian Giordano
Sebastian Giordano, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sebastian Giordano	Chief Executive Officer, President, and Chairman of the Board of Directors	March 31, 2022
Sebastian Giordano	(Principal executive officer)

/s/ James Giordano	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2022
James Giordano

/s/ Charles Benton	Director	March 31, 2022
Charles Benton

/s/ John Mercadante	Director	March 31, 2022
John Mercadante

/s/ Norman Newton	Director	March 31, 2022
Norman Newton

