Form 10-Q
period 2022-03-31
Transportation & Logistics Systems, Inc.
filed 2022-05-13
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2022
Common Stock, $0.001	3,266,359,058

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,063,241	$6,067,692
Accounts receivable, net	461,575	481,734
Prepaid expenses and other current assets	210,459	197,336

Total Current Assets	6,735,275	6,746,762

OTHER ASSETS:
Security deposit	39,495	33,340
Property and equipment, net	530,872	577,205
Intangible assets, net	2,032,572	2,177,382

Total Other Assets	2,602,939	2,787,927

TOTAL ASSETS	$9,338,214	$9,534,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable, current portion	$315	$283,141
Accounts payable	310,871	312,772
Accrued expenses	607,634	212,975
Insurance payable	34,563	98,255
Accrued compensation and related benefits	78,139	98,964

Total Current Liabilities	1,031,522	1,006,107

LONG-TERM LIABILITIES:
Notes payable, net of current portion	-	12,455

Total Long-term Liabilities	-	12,455

Total Liabilities	1,031,522	1,018,562

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001; authorized 10,000,000 shares: Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 700,000 and 700,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (Liquidation value $700 and $700, respectively)	700	700
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($6.00 per share liquidation value)	-	-
Series E preferred stock, par value $0.001 per share; 562,250 shares designated; 31,658 and 51,605 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($13.34 per share liquidation value)	32	52
Series G preferred stock, par value $0.001 per share; 1,000,000 shares designated; 710,000 and 615,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($10.00 per share liquidation value)	710	615
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 3,187,771,983 and 2,926,528,666 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,187,772	2,926,529
Additional paid-in capital	126,280,247	124,604,718
Accumulated deficit	(121,162,769)	(119,016,487)

Total Shareholders’ Equity	8,306,692	8,516,127

Total Liabilities and Shareholders’ Equity	$9,338,214	$9,534,689

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

REVENUES	$1,259,333	$1,491,699

COST OF REVENUES	971,002	1,898,778

GROSS PROFIT (LOSS)	288,331	(407,079)

OPERATING EXPENSES:
Compensation and related benefits	1,356,410	368,609
Legal and professional fees	349,494	530,538
Rent	101,337	133,955
General and administrative expenses	281,943	196,203

Total Operating Expenses	2,089,184	1,229,305

LOSS FROM OPERATIONS	(1,800,853)	(1,636,384)

OTHER INCOME (EXPENSES):
Interest expense	(7,867)	(83,509)
Interest expense - related parties	-	(22,192)
Gain on debt extinguishment, net	-	59,853
Settlement expense	(228,511)	-
Other income	-	108,035
Derivative expense	-	(694,983)

Total Other Income (Expenses)	(236,378)	(632,796)

LOSS BEFORE INCOME TAXES	(2,037,231)	(2,269,180)

Provision for income taxes	-	-

NET LOSS	(2,037,231)	(2,269,180)

Deemed dividends related to beneficial conversion features, and accrued dividends	(109,051)	(829,836)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,146,282)	$(3,099,016)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,040,797,022	1,747,413,151

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	700,000	$700	51,605	$52	615,000	$615	2,926,528,666	$2,926,529	$124,604,718	$(119,016,487)	$8,516,127

Common stock issued for warrant exercise	-	-	-	-	-	-	24,571,429	24,571	221,143		245,714

Common stock issued for services and future services	-	-	-	-	-	-	161,671,888	161,672	88,328	-	250,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	586,133	-	586,133

Sales of Series G preferred share units	-	-	-	-	95,000	95	-	-	854,905	-	855,000

Common stock issued for conversion of Series E preferred shares	-	-	(19,947)	(20)	-	-	75,000,000	75,000	(74,980)	-	-

Dividends accrued	-	-	-	-	-	-	-	-	-	(109,051)	(109,051)

Net loss	-	-	-	-	-	-	-	-	-	(2,037,231)	(2,037,231)

Balance, March 31, 2022	700,000	$700	31,658	$32	710,000	$710	3,187,771,983	$3,187,772	$126,280,247	$(121,162,769)	$8,306,692

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	700,000	$700	105,378	$105	-	$-	1,733,847,494	$1,733,848	$104,872,991	$(122,621,060)	$(16,013,416)

Common stock issued for debt conversion	-	-	-	-	-	-	15,454,546	15,454	154,546	-	170,000

Sales of Series E preferred share units	-	-	310,992	311	-	-	-	-	3,257,689	-	3,258,000

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	777,510	(829,836)	(52,326)

Net loss	-	-	-	-	-	-	-	-	-	(2,269,180)	(2,269,180)

Balance, March 31, 2021	700,000	$700	416,370	$416	-	$-	1,749,302,040	$1,749,302	$109,062,736	$(125,720,076)	$(14,906,922)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,037,231)	$(2,269,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	191,143	85,760
Amortization of debt discount to interest expense	-	19,013
Stock-based compensation	836,133	-
Derivative expense, net	-	694,983
Non-cash portion of gain on extinguishment of debt, net	-	(59,853)
Rent expense	-	1,563
Change in operating assets and liabilities:
Accounts receivable	20,159	164,345
Prepaid expenses and other current assets	(13,123)	248,906
Security deposit	(6,155)	(8,000)
Accounts payable and accrued expenses	283,707	350,348
Insurance payable	(63,692)	(212,331)
Accrued compensation and related benefits	(20,825)	(21,886)

NET CASH USED IN OPERATING ACTIVITIES	(809,884)	(1,006,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	-	10,031
Cash used for acquisitions	-	(2,133,146)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,123,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series E preferred share units	-	3,258,000
Net proceeds from sale of series G preferred share units	855,000	-
Proceeds from exercise of warrants	245,714	-
Repayment of notes payable	(295,281)	(37,114)
Net repayments of related party advances	-	(7,808)

NET CASH PROVIDED BY FINANCING ACTIVITIES	805,433	3,213,078

NET (DECREASE) INCREASE IN CASH	(4,451)	83,631

CASH, beginning of period	6,067,692	579,283

CASH, end of period	$6,063,241	$662,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$7,867	$33,415
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued interest for common stock	$-	$170,000
Reclassification of due to related parties to accrued expenses	$-	$94,000
Deemed dividend related to price protection and beneficial conversion features	$-	$777,510
Conversion of Series E preferred stock to common stock	$20	$-
Accrual of preferred stock dividends	$109,051	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$-	$265,175
Prepaid expenses	-	7,534
Property and equipment	-	257,416
Right of use assets	-	44,388
Other receivable	-	622,240
Security deposits	-	33,340
Total assets acquired	-	1,230,093
Less: liabilities assumed:
Accounts payable	-	132,155
Accrued expenses	-	79,138
Notes payable	-	1,491,458
Lease liabilities	-	44,388
Total liabilities assumed	-	1,747,139
Increase in intangible assets - non-cash	$-	$517,046

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

During the three months ended March 31, 2022, four customers accounted for 71.7% of the Company’s total net revenues. Approximately 77.5% of the Company’s revenue of $1,491,699 for the three months ended March 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect. This impact caused Shypdirect to become insolvent and to cease operations.

While the Company has commenced replacing its Amazon business with the acquisitions as set forth below, the Company continues to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities.

On November 13, 2020, the Company formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, the Company executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks (See Note 3). On April 28, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement” with a third party (the “Buyer”), Pursuant to the Asset Purchase Agreement, Shyp FX sold substantially all its asset and specific liabilities to the Buyer. The Asset Purchase Agreement is scheduled to close during the third week of May 2022 (See Note 14).

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

MARCH 31, 2022

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

The Company’s results of operations for the three months ended March 31, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

Unless the context otherwise requires, TLSS and its wholly owned subsidiaries, TLSS Acquisition, Cougar Express, Shyp FX and Shyp CX, and its deconsolidated subsidiaries, Prime EFS and Shypdirect, whose results of operations for the three months ended March 31, 2021 are included in the results of the Company prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey, are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on SEC Form 10-K, filed on March 31, 2022.

The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

On August 16, 2021 the Company’s subsidiaries, Prime EFS and Shypdirect executed Deed of Assignments for the Benefit of Creditors in the State of New Jersey ABC Statute, assigning all of the Prime EFS and Shypdirect assets to the Assignee and filing for dissolution. The Company’s results of operations for three months ended March 31, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Historically, the Company has primarily funded its operations with proceeds from sales of convertible debt and convertible preferred stock. Since its inception, the Company has incurred recurring losses, including a net loss of $2,037,231 and $2,269,180 for the three months ended March 31, 2022 and 2021, respectively. Until such time that the Company implements its growth through acquisition strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company.

During the year ended December 31, 2021, the Company issued an aggregate of 343,118 shares of its Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of its Series G preferred stock for net proceeds of $5,479,560. Additionally, during the year ended December 31, 2021, the Company received proceeds of $4,226,383 from the exercise of stock warrant. The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. During the three months ended March 31, 2022, the Company received net proceeds of $855,000 from the sale of Series G preferred stock and $245,714 from the exercise of warrants which only further improved the Company’s financial condition. As such, the Company expects that its cash as of March 31, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, the valuation of beneficial conversion features, and the value of claims against the Company.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of March 31, 2022 and December 31, 2021, the Company had no assets and liabilities measured at fair value on a recurring basis.

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
Balance at beginning of period	$-	$4,181,187
Change in fair value included in derivative gain expense	-	694,983
Balance at end of period	$-	$4,876,170

The Company accounted for its derivative financial instruments, which consisted of certain conversion options embedded in convertible instruments and warrants, at fair value using level 3 inputs. The Company determined the fair value of these derivative liabilities using the binomial lattice models, or other accepted valuation practices. When determining the fair value of its financial assets and liabilities using these methods, the Company is required to use various estimates and unobservable inputs, including, among other things, expected terms of the instruments, expected volatility of its stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, insurance payable, and other payables approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

Cash and cash equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On March 31, 2022, cash in bank in excess of FDIC insured levels amounted to approximately $5,848,000. The Company has not experienced any losses in such accounts through March 31, 2022.

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

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether it obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

MARCH 31, 2022

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2022 and 2021, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

Derivative financial instruments

The Company had certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluated all of its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for convertible debt and Series B, E and G preferred shares (using the as-if converted method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2022 and 2021 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	March 31, 2022	March 31, 2021
Stock warrants	1,280,150,966	716,906,678
Stock options	80,000	80,000
Convertible debt	-	148,793,952
Series B convertible preferred stock	700,000	700,000
Series E convertible preferred stock	42,231,772	555,436,300
Series G convertible preferred stock	710,000,000	-
	2,033,162,738	1,421,916,930

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the unaudited condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, warrants for instance, that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 does not have a material impact on the Company’s unaudited condensed consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our unaudited condensed consolidated financial position, results of operations or cash flows upon adoption.

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

On March 24, 2021, TLSS Acquisition acquired all issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the New York tri-state area (“Cougar Express”). The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business for five years. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. The Company believes that the acquisition of Cougar Express fits its current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide the Company with a long-standing, well-run profitable operation as a step to begin replacing the revenue it lost as a result of Amazon terminating its delivery service provider business. Furthermore, the Company believes that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into the Company’s primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect’s operational capabilities.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

The assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible assets. After the purchase price measurement period, the Company may record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. During the three months ended September 30, 2021, the Company increased the customer relations intangible asset acquired and accrued expenses by $7,057 to reflect additional funds due to the owner of Cougar Express.

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

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the three months ended March 31, 2022 and 2021, acquisition and transaction related expenses primarily consisted of legal fees of approximately $0 and $8,200, respectively. Additionally, the Company paid expenses and fees relating to the sale of Series E preferred stock in which a portion of the proceeds were used to pay the cash portion of the consideration (see Note 9).

NOTE 4 – ACCOUNTS RECEIVABLE

On March 31, 2022 and December 31, 2021, accounts receivable, net consisted of the following:

	March 31, 2022	December 31, 2021
Accounts receivable	$461,575	$481,734
Allowance for doubtful accounts	-	-
Accounts receivable, net	$461,575	$481,734

NOTE 5 - PROPERTY AND EQUIPMENT

On March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful Life	March 31, 2022	December 31, 2021
Delivery trucks and vehicles	3 - 5 years	$747,889	$747,889
Equipment	1 - 5 years	51,301	51,301
Subtotal		799,190	799,190
Less: accumulated depreciation		(268,318)	(221,985)
Property and equipment, net		$530,872	$577,205

For the three months ended March 31, 2022 and 2021, depreciation expense is included in general and administrative expenses and amounted to $46,333 and $50,381, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 6 – INTANGIBLE ASSETS

On March 31, 2022 and December 31, 2021, intangible asset consisted of the following:

	Useful life	March 31, 2022	December 31, 2021
Customer relations	3 - 5 years	$2,497,217	2,497,217
Non-compete agreement	5 years	150,000	150,000
		2,647,217	2,647,217
Less: accumulated amortization		(614,645)	(469,835)
		$2,032,572	$2,177,382

For the three months ended March 31, 2022 and 2021, amortization of intangible assets amounted to $144,810 and $35,379, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2023	$579,236
2024	553,303
2025	454,754
2026	445,279
$2,032,572

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE

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

From the original issue date of a Q1/Q2 2020 Note until such Q1/Q2 2020 Note was no longer outstanding, such Q1/Q2 2020 Note was convertible, in whole or in part, at any time, and from time to time, into shares of Common Stock at the option of the holder. The “Conversion Price” in effect on any Conversion Date (as defined in the Q1/Q2 2020 Notes) means, as of any date of determination, $0.40 per share, subject to adjustment as provided therein and summarized below. If an Event of Default (as defined in the Q1/Q2 2020 Notes) has occurred, regardless of whether it has been cured or remains ongoing, the Q1/Q2 2020 Notes were convertible at the lower of: (i) $0.40 and (ii) 70% of the second lowest closing price of the common stock as reported on the Trading Market (as defined in the Q1/Q2 2020 Notes) during the 20 consecutive Trading Day (as defined in the Q1/Q2 2020 Notes) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable notice of conversion. All such Conversion Price determinations were to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the number of shares of Common Stock outstanding.

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

Due to the default of amortization payments due on our August 2019 Notes and other notes, in 2020, the Q1/Q2 2020 Notes were deemed in default. Accordingly, in 2020, the outstanding principal balance on date of default increased by 30% which amounted to approximately $620,400, default interest accrues at 18%, and the default conversion terms applied. In the third fiscal quarter of 2020, the great majority of principal amount of Q1/Q2 2020 Notes was exchanged for Common Stock at the conversion price that applied if an Event of Default occurred. It is the Company’s position (and it was the Company’s intent at issuance) that, to the extent the Q1/Q2 2020 Notes were converted for Common Stock at the advantageous conversion price applicable to post-Events of Default, the Q1/Q2 Notes are not also entitled to receive the Mandatory Default Payment (as defined in the Q1/Q2 2020 Notes) of 130% of principal amount. During 2020, since a note holder could conceivably disagree with the Company’s position in this regard, the Company has decided, out of an abundance of caution and despite its confidence that its construction of the Q1/Q2 2020 Notes is the only correct one, to accrue a reserve as if a note holder were entitled both to convert its Q1/Q2 Notes at the advantageous conversion price applicable to post-Events of Default and to receive the Mandatory Default Payment of 130% on the entire original principal amount of Q1/Q2 2020 Notes.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the year ended December 31, 2021, the Company reversed the accrued Mandatory Penalty amount due of $620,400 and principal amounts due of $44,000 and recorded a gain on debt extinguishment of $664,400. Additionally, during the year ended December 31, 2021, the Company issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of March 31, 2022 and December 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0.

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

Due to the default of August 2019 Note Amortization Payments due on our August 2019 Notes and other notes, the April 20 Note was deemed in default. Accordingly, in 2020, the outstanding principal balance on date of default increased by 30% which amounted to approximately $136,950, default interest accrued at 18%, and the default conversion terms applied.

During the three months ended June 30, 2021, the Company issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of March 31, 2022 and December 31, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0.

Other convertible debt

As discussed in Note 10, on August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bore no interest and was payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder had the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20.000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note and accordingly, as of March 31, 2022 and December 31, 2021, the convertible note balance is $0.

Summary of derivative liabilities

During the three months ended March 31, 2021, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model with the following assumptions:

2021
Expected dividend rate	-
Expected term (in years)	0.75 to 5.00
Volatility	275.4% to 367.0%
Risk-free interest rate	0.07% to 0.87%

For the three months ended March 31, 2022 and 2021, amortization of debt discounts related to convertible notes amounted to $0 and $19,013, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. The weighted average interest rate during the three months ended March 31, 2021 was approximately 18.0%.

NOTE 8 – NOTES PAYABLE

Promissory notes

On January 15, 2021, in connection with the acquisition of DDTI, the Company issued a promissory note in the amount of $400,000. The principal amount of $400,000 was payable in four installments of $100,000 plus accrued interest as follows: $100,000 plus accrued interest was due and paid on April 15, 2021, $100,000 plus accrued interest was due and paid on July 15, 2021, $100,000 plus accrued interest is due and paid on October 15, 2021 and $100,000 plus all remaining accrued interest was due and paid on January 15, 2022. Interest accrued at 4% per annum. On March 31, 2022 and December 31, 2021, the principal amount related to this note was $0 and $100,000, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

On March 24, 2021, in connection with the acquisition of Cougar Express, the Company issued a promissory note in the amount of $350,000. The principal amount of $350,000 was payable in two installments of $175,000 plus accrued interest as follows: $175,000 plus accrued interest was due and paid on September 23, 2021 and $175,000 plus all remaining accrued interest was due and paid on March 23, 2022. Interest accrued at 6% per annum. On March 31, 2022 and December 31, 2021, the principal amount related to this note was $0 and $175,000, respectively.

Equipment and auto notes payable

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note was due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments were due monthly commencing on January 27, 2020. The note was secured by the trucks and was personally guaranteed by the Company’s former chief executive officer. On March 31, 2022 and December 31, 2021 and 2020, equipment note payable to this entity amounted to $0.

In connection with the acquisition of DDTI, the Company assumed several truck notes payable liabilities due to entities. On March 31, 2022 and December 31, 2021, truck notes payable to these entities amounted to $0 and $17,985, respectively.

In connection with the acquisition of Cougar Express, the Company assumed several equipment notes payable liabilities due to entities. On March 31, 2022 and December 31, 2021, equipment notes payable to these entities amounted to $315 and $2,611, respectively.

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

On March 31, 2022 and December 31, 2021, notes payable consisted of the following:

	March 31, 2022	December 31, 2021
Principal amounts	$315	$295,596
Less: current portion of notes payable	(315)	(283,141)
Notes payable – long-term	$-	$12,455

NOTE 9– SHAREHOLDERS’ EQUITY (DEFICIT)

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

On August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares to Bellridge Capital, L.P. upon settlement of 700,000 shares of issuable common shares. In April 2022, the Company and Bellridge entered into a settlement agreement and the 700,000 shares of Series B preferred shares were cancelled.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of March 31, 2022 and December 31, 2021, the Company has accrued dividends of $147,907 and $140,872, respectively, which has been included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

During the three months ended March 31, 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 310,992 shares of Series E and (ii) Warrants to purchase 414,857,146 shares of the Company’s common stock which are equal to 1,334 warrants for each share of Series E purchased (the “Q1 2021 Series E Offering”). The gross proceeds to the Company were $3,630,000, or $11.67 per unit. The Company paid fees of $372,000 and received net proceeds of $3,258,000. The initial exercise price of the Warrants related to the Q1 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, the Company issued 82,971,429 warrants to the placement agent at an initial exercise price of $0.01 per share. In connection with the issuance of the Series E and related warrants, during the three months ended March 31, 2021, the Company recorded a deemed dividend of $777,510 related to the beneficial conversion features of the Series E.

During April 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 32,126 shares of Series E and (ii) Warrants to purchase 42,857,143 shares of the Company’s common stock which are equal to 1,334 warrants for each share of Series E purchased (the “April 2021 Series E Offering”). The gross proceeds to the Company were $375,000, or $11.67 per unit. The Company paid fees of $42,500 and received net proceeds of $332,500. The initial exercise price of the Warrants related to the April 2021 Series E Offering is $0.01 per share, subject to adjustment. Additionally, the Company issued 8,571,429 warrants to the placement agent at an initial exercise price of $0.01 per share. In connection with the issuance of the Series E and related warrants, on April 9, 2021, the Company recorded a deemed dividend of $104,533 related to the beneficial conversion features of the Series E.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

These Series E preferred share issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the unaudited condensed consolidated balance sheet was appropriate. As per the terms of the Series E preferred stock agreements, the Company shall have the right but not the obligation to redeem all outstanding Series E (and not any part of the Series E) at a price equal to 115% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. As such, since Series E preferred stock is redeemable upon the occurrence of an event that is within the Company’s control, the Series E preferred stock is classified as permanent equity.

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

During the three months ended March 31, 2022, the Company issued 75,000,000 shares of its common stock in connection with the conversion of 19,947 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Series G preferred share

On December 28, 2021, the Company’s Board of Directors (the “Board”) Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (the “Series G COD”) with the Secretary of State of the State of Nevada designating 1,000,000 shares of preferred stock as Series G. The Series G has a stated value of $10.00 per share (the “Series G Stated Value”). Pursuant with the Series G COD,

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

From and after the Original Issuance Date, cumulative dividends on each share of Series G shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of March 31, 2022 and December 31, 2021, the Company has accrued dividends of $102,017 and $0, respectively, which has been included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

On December 31, 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 615,000 shares of Series G and (ii) Warrants to purchase 615,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “December 2021 Series G Offering”). The gross proceeds to the Company were $6,150,000, or $10.00 per unit. The Company paid fees of $615,507, paid cash of $54,933 for the settlement of disputed penalties related the Series E and received net proceeds of $5,479,560 The initial exercise price of the Warrants related to the December 2021 Series G Offering is $0.01 per share, subject to adjustment. In connection with the issuance of the Series G and related warrants, the Company recorded a deemed dividend of $2,041,802 related to the beneficial conversion features of the Series G.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

On January 25, 2022, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 70,000 shares of Series G and (ii) Warrants to purchase 70,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “January 2022 Series G Offering”). The gross proceeds to the Company were $700,000, or $10.00 per unit. The Company paid placement agent fees of $70,000 and received net proceeds of $630,000. On March 4, 2022, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Investor agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 25,000 shares of Series G and (ii) Warrants to purchase 25,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “March 2022 Series G Offering”). The gross proceeds to the Company were $250,000, or $10.00 per unit. The Company paid placement agent fees of $25,000 and received net proceeds of $225,000. The initial exercise price of the Warrants related to the January 2022 and March 2022 Series G Offerings is $0.01 per share, subject to adjustment. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The aggregate cash fees of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

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

These Series G preferred share issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the unaudited condensed consolidated balance sheet was appropriate. As per the terms of the Series G preferred stock agreements, the Company shall have the right but not the obligation to redeem all outstanding Series G (and not any part of the Series E) at a price equal to 115% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. As such, since Series G preferred stock is redeemable upon the occurrence of an event that is within the Company’s control, the Series G preferred stock is classified as permanent equity.

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

In connection with issuance of the Series G, during the three months ended March 31, 2022, the Company paid the placement agent cash of $95,000 and issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

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

MARCH 31, 2022

Shares issued in connection with conversion of convertible debt and interest

On January 11, 2021, the Company issued 15,454,545 shares of its common stock in connection with the conversion of a convertible note payable of $170,000. The conversion price was based on contractual terms of the related debt.

Shares issued in connection with conversion of Series E preferred shares

On January 19, 2022, the Company issued 75,000,000 shares of its common stock in connection with the conversion of 19,947 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

Shares issued upon exercise of warrants

During the three months ended March 31, 2022, the Company issued 24,571,429 shares of its common stock and received proceeds of $245,714 from the exercise of 24,571,429 warrants at $0.01 per share.

Shares issued for compensation

On March 11, 2022, pursuant to an employment agreement with the Company’s chief executive officer dated January 4, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year quarter through January 3, 2025. In connection with these shares, the Company valued these common shares at a fair value of $1,343,391 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to three independent members of the Company’s board of directors for an aggregate of 5,454,546 common shares of the Company which were valued at $60,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 1,363,636.50 shares vesting on March 31, 2022, and 1,363,636.50 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $60,000 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to the Company’s chief financial officer for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $125,000 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

During the three months ended March 31, 2022 and 2021, aggregate accretion of stock-based compensation expense on the above granted shares amounted to $586,133 and $0, respectively. Total unrecognized compensation expense related to these vested and unvested common shares on March 31, 2022 amounted to $942,258 which will be amortized over the remaining vesting period of approximately 0.75 to 2.75 years.

On March 11, 2022, the Company agreed to grant restricted stock awards to the Company’s former chief executive officer and current member of the Company’s board of directors for 22,727,273 common shares of the Company which were valued at $250,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested immediately. In connection with these shares, the Company valued these common shares at a fair value of $250,000 and recorded stock-based compensation expense of $250,000.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	-	$-
Granted	138,944,615	0.011
Shares vested	(34,736,153)	(0.011)
Non-vested, March 31, 2022	104,208,462	$0.011

Warrants

Warrants exercised in connection with Series E preferred shares

During the three months ended March 31, 2022, the Company issued 24,571,429 shares of its common stock and received proceeds of $245,714 from the exercise of 24,571,429 warrants at $0.01 per share.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Warrants issued in connection with Series G preferred shares

In connection with the sale of Series G preferred shares, during the three months ended March 31, 2022, the Company issued warrants to purchase 95,000,000 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

Warrant activities for the three months ended March 31, 2022 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	1,190,722,395	$0.015	4.7	$3,831,380
Granted	114,000,000	0.010
Exercises	(24,571,429)	0.010
Balance Outstanding March 31, 2022	1,280,150,966	$0.014	4.5	$1,002,471
Exercisable, March 31, 2022	1,280,150,966	$0.014	4.5	$1,002,471

Stock options

Stock option activities for the three months ended March 31, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	80,000	$8.85	3.3	$-
Granted/Cancelled	-	-
Balance Outstanding March 31, 2022	80,000	$8.85	2.3	$-
Exercisable, March 31, 2022	60,000	$8.85	2.3	$-

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

On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute. The Company’s results of operations for the three months ended March 31, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Solely to avoid the expense and distraction of the matter, effective March 31, 2022, the Company and Prime EFS, on the one hand, and ERLAC and ELC, on the other hand, settled the above matter for a single payment, by TLSS, to ERLAC and ELC, in an immaterial amount. Pursuant to the settlement, the Company and Prime, on the one hand, and ERLAC and ELC, on the other hand, exchanged mutual general releases, thereby releasing and discharging any and all claims between the Company, Prime EFS and their affiliates, on the one hand, and ERLAC, ELC and their affiliates, on the other hand. In connection with this settlement, in April 2022, the Company paid ERLAC and ELC $30,000, which amount as March 31, 2022 and December 31, 2021 had been accrued and included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Bellridge Capital, L.P. v. TLSS and Mercadante

On September 11, 2020, a prior lender to the Company, Bellridge Capital, LP. filed a civil action against TLSS, John Mercadante and Douglas Cerny in the U.S. District Court for the Southern District of New York, captioned Bellridge Capital, L.P. v. Transportation and Logistics Systems, Inc., John Mercadante and Douglas Cerny. The case was assigned Case No. 20-cv-7485. The complaint alleged claims, inter alia, for purported violations of section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”); for breach of an exchange agreement dated April 13, 2019 (the “Exchange Agreement”); and for the alleged failure to pay certain amounts allegedly due under certain TLSS promissory notes.

After discontinuing the foregoing federal action voluntarily and without prejudice, on April 23, 2021, Bellridge filed a civil action in New York Supreme Court, New York County, against the Company and Mercadante. This mater, the “Bellridge State Court Action,” was assigned civil action number 652728/2021. The Complaint in the Bellridge State Court Action essentially repeated the claims in the federal action.

On June 4, 2021, the Company and Mercadante moved to dismiss the Bellridge State Court Action for failure to state a claim and, as to Mercadante, for lack of jurisdiction. On October 20, 2021, the Court decided the MTD, dismissing all claims in the case against both Defendants predicated on fraud and negligent misrepresentation. The Court thereby dismissed the Complaint insofar as alleged against Mercadante. On October 29, 2021, the Company filed its Answer in this case. On November 18, 2021, Bellridge filed an Amended Complaint purporting to revive its claims for fraud and negligent misrepresentation against both Defendants. Both Defendants filed objections to the Amended Complaint as procedurally improper. On December 17, 2021, the Defendants filed a renewed motion to dismiss the Amended Complaint with prejudice. That motion was fully briefed. In February 2022, all proceedings in this action were stayed 60 days to facilitate a March 2022 mediation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the case and exchange mutual general releases for a cash payment by the Company of $250,000. In connection with this settlement, in May 2022, the Company paid Bellridge $250,000, which amount was accrued as of March 31, 2022 and included in accrued expenses on the accompanying unaudited condensed consolidated March 31, 2022 balance sheet. The releases took effect when the settlement payment cleared.

In partial consideration for the settlement, the Company and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of March 31, 2022 and December 31, 2021.

SCS, LLC v. TLSS

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

On February 9, 2021, the Company filed its answer, defenses and counterclaims to the Florida action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and breaches of its duties under the consulting agreement. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

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

MARCH 31, 2022

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

The Court is scheduled to hear argument on all defendants’ MTD on June 2, 2022.

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

On August 19, 2021, the Plaintiff filed a motion for leave to file a first amended complaint to name four (4) additional parties as defendants – TLSS, Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc. On September 16, 2021, each of these entities filed papers in opposition to this motion.

On September 24, 2021, the Court granted Plaintiff’s motion for leave to amend the complaint herein, thus adding TLSS, Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc. as Defendants. On October 22, 2021, Acrisure stipulated to consolidate the Suffolk County Action into and with the Bergen County action. On November 22, 2021, all Defendants filed their Answer to the First Amended Complaint. On November 3, 2021, Prime EFS and Shypdirect refiled their Third-Party Complaint against Acrisure in the Bergen County action. On December 23, 2021, Acrisure filed its Answer to the Third-Party Complaint, denying its material allegations.

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

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express conducts its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSS. The case is No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport seeks to evict the tenants forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease. TLSS does not believe it can be held liable in this case because, unlike its subsidiary Cougar Express, TLSS was not tenant in the subject premises nor has it ever conducted business there.

In March 2022, Cougar Express and Airport began discussions in hopes of settling this matter. To facilitate those discussions, Cougar has paid rent to Airport at a rate of $33,275 per month for January-May, 2022, inclusive, and may need to pay rent at the same rate in June 2022 and future months as well. In consideration for this interim arrangement, Airport adjourned the hearing date on its petition to vacate from March 10, 2022 to May 19, 2022.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Other than discussed above, as of March 31, 2022, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Employment agreements

On January 3, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity, potentially constituting (with prior grants made to Ascentaur), at the discretion of the Company’s Board of Directors, up to 5% of the outstanding common stock of the Company, vesting over the term of the employment agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. Pursuant to this employment agreement, on March 11, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock (see Note 9).

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

NOTE 12– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

On December 22, 2020, the Company’s former chief executive officer advanced the Company $30,000. The advance is non-interest bearing and payable on demand. On January 29, 2021, the Company repaid this advance.

Notes payable – related party

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s former chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note was due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest should have been made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). Interest accrued with respect to the unpaid principal sum identified above until such principal was paid at a rate equal to 18% per annum. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021. On October 31, 2021, the Company and this related party note holder entered into a confidential settlement agreement and mutual release. The Parties adjusted, settled and compromised the principal balance of the Note of $500,000 and unpaid accrued interest thereon of $240,822, for a discounted amount of $600,000, in full settlement of any and all amounts outstanding. The settlement amount was paid in November 2021.

During the three months ended March 31, 2021, interest expense associated with advances from related parties and related party notes payable amounted to $22,192 and is included in interest expense – related parties on the accompanying unaudited condensed consolidated statement of operations.

NOTE 13 – CONCENTRATIONS

For the three months ended March 31, 2022, four customers represented 71.7% of the Company’s total net revenues (22.2%, 20.2%, 18.1% and 11.2%, respectively). For the three months ended March 31, 2021, two customers, Amazon and Federal Express, represented 77.5% and 16.3% of the Company’s total net revenues, respectively. On March 31, 2022, three customers, represented 55.1% of the Company’s accounts receivable balance (22.1%, 17.4% and 15.6%, respectively).

All revenues are derived from customers in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Common shares issued upon conversion of Series E preferred shares

On April 13, 2022, the Company issued 38,500,868 shares of its common stock in connection with the conversion of 10,240 shares of Series E preferred shares. The conversion ratio was based on the Series E certificate of designation, as amended.

Common shares issued in warrant exercises

On April 13, 2022, the Company issued 40,086,207 shares of its common stock in connection with the cashless exercise of 22,142,857 warrants. The exercise price was based on contractual terms of the related warrant.

Legal matters

On April 29, 2022, all parties to the Bellridge State Court Action settled the Bellridge State Court action and exchanged mutual general releases for a cash payment by the Company of $250,000. In connection with this settlement, the Company shall pay $250,000 to Bellridge which as March 31, 2022 has been accrued and included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets. The settlement amount was paid in May 2022. In partial consideration for the settlement, effective April 29, 2022, the Company and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of March 31, 2022 and December 31, 2021.

See Note 11 for other legal matters.

Shyp FX asset purchase agreement

On April 28, 2022, Shyp FX, which is exclusively dedicated to servicing Federal Express routes in northern New Jersey, had entered into an asset purchase agreement ("APA") to sell substantially all of its assets in an all-cash transaction expected to generate net proceeds of approximately $755,000, not accounting for expenses incurred by FX in negotiating or consummating the transaction. The Company had concluded that the operations of Shyp FX no longer fit into its long-term growth plans. Under the terms of the APA, gross proceeds shall be approximately $830,000, inclusive of closing adjustments payable in cash at closing, adjusted for a broker's commission of $75,000. The Buyer has already been approved by Federal Express and is merely awaiting final setup processing within the Federal Express system to enable the transaction to close. The transaction is expected to close during the third week of May 2022.

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

For the three months ended March 31, 2022, four customers represented 71.7% of the Company’s total net revenues (22.2%, 20.2%, 18.1% and 11.2%, respectively). For the three months ended March 31, 2021, two customers, Amazon and Federal Express, represented 77.5% and 16.3% of the Company’s total net revenues, respectively. During the years ended December 31, 2021 and 2020, one customer, Amazon, represented 28.5% and 96.7% of our total net revenues. Approximately 28.5% of our revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact caused Prime EFS and Shypdirect to become insolvent and to cease operations.

On August 16, 2021, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In an ABC, debtor companies, here Prime EFS and Shypdirect, together referred to as the “Assignors,” execute Deeds of Assignment, assigning all of their assets to the Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. On September 7, 2021, the ABCs were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Surrogate Court in the appropriate county, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute.

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

On November 13, 2020, we formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, we executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks. The purchase price was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. The acquisition of DDTI made the Company an approved contracted service provider of FedEx, which, the Company believes fits in well with its current geographic coverage area and may lead to additional expansion opportunities within the FedEx network. On April 28, 2022, Shyp FX, which is exclusively dedicated to servicing Federal Express routes in northern New Jersey, had entered into an asset purchase agreement ("APA") to sell substantially all of its assets in an all-cash transaction expected to generate net proceeds of approximately $755,000, not accounting for expenses incurred by FX in negotiating or consummating the transaction. The Company had concluded that the operations of Shyp FX no longer fit into its long-term growth plans. Under the terms of the APA, gross proceeds shall be approximately $830,000, inclusive of closing adjustments payable in cash at closing, adjusted for a broker's commission of $75,000. The Buyer has already been approved by Federal Express and is merely awaiting final setup processing within the Federal Express system to enable the transaction to close. The transaction is expected to close during the third week of May 2022.

On November 16, 2020, we formed a wholly owned subsidiary, TLSS Acquisition, Inc., a company incorporated under the laws of the State of Delaware (“TLSS Acquisition”). On March 24, 2021, TLSS Acquisition acquired all the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area (“Cougar Express”). The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business for five years. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. We believe that the acquisition of Cougar Express fits our current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide us with a long-standing, well-run profitable operation as a step to begin replacing the revenue it lost as a result of Amazon terminating its delivery service provider business. Furthermore, we believe that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into our primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect’s operational capabilities.

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”). Shyp CX does not engage in any revenue-generating operations.

The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the unaudited condensed consolidated financial statements contained in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such unaudited condensed consolidated financial statements and the related notes thereto.

Critical Accounting Policies and Significant Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our unaudited condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Significant estimates included in the accompanying unaudited condensed consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, the valuation of beneficial conversion features, and the value of claims against the Company.

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

RESULTS OF OPERATIONS

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

For the three months ended March 31, 2022 compared with the three months ended March 31, 2021

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2022 and 2021. The financial information below is derived from our unaudited condensed consolidated financial statements included in this Quarterly Report.

	For the Three Month Ended March 31,
	2022	2021
Revenues	$1,259,333	$1,491,699
Cost of revenues	971,002	1,898,778
Gross profit (loss)	288,331	(407,079)
Operating expenses	2,089,184	1,229,305
Loss from operations	(1,800,853)	(1,636,384)
Other income (expenses), net	(236,378)	(632,796)
Net loss	(2,037,231)	(2,269,180)
Deemed dividends related to beneficial conversion features and accrued dividends	(109,051)	(829,836)
Net loss attributable to common shareholders	$(2,146,282)	$(3,099,016)

Results of Operations

Revenues

For the three months ended March 31, 2022, our revenues were $1,259,333 as compared to $1,491,699 for the three months ended March 31, 2021, a decrease of $232,366, or 15.6%. This decrease was primarily a result of a decrease in revenue attributable to Shypdirect’s mid-mile and long-haul business with Amazon of $1,155,271, and a decrease in revenue from other customers of $36,713. These decreases were offset from increases in revenues generated from our acquired companies, DDTI and Cougar Express, of $36,599 and $923,019, respectively.

During the three months ended March 31, 2021, one customer, Amazon, represented 77.5% of the Company’s total net revenues which was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon.

We continue to: (i) seek to replace the lost Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan. In January 2021, we completed the acquisition of DDTI and in March 2021, we completed the acquisition of Cougar Express, as discussed elsewhere.

Cost of Revenues

For the three months ended March 31, 2022, our cost of revenues was $971,002 compared to $1,898,778 for the three months ended March 31, 2021, a decrease of $927,776, or 48.9%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. In the first quarter of 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020, which is included in cost of sales.

Gross Profit

For the three months ended March 31, 2022, we had a gross profit of $288,331, or 22.9% of revenues, as compared to a gross loss of $(407,079), for the three months ended March 31, 2021, an increase of $695,410, or 170.8%. As discussed above, during the three months ended March 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020. Additionally, during the three months ended March 31, 2021, the gross loss primarily resulted from a decrease in revenues and a decrease in operational efficiencies in Prime EFS and Shypdirect due to the termination of the Amazon last-mile business and decrease in revenues from our mid-mile and long-haul business.

Operating Expenses

For the three months ended March 31, 2022, total operating expenses amounted to $2,089,184 as compared to $1,229,305 for the three months ended March 31, 2021, an increase of $859,879, or 70.0%. For the three months ended March 31, 2022 and 2021, operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
Compensation and related benefits	$1,356,410	$368,609
Legal and professional fees	349,494	530,538
Rent	101,337	133,955
General and administrative expenses	281,943	196,203
Total Operating Expenses	$2,089,184	$1,229,305

Compensation and related benefits

For the three months ended March 31, 2022, compensation and related benefits amounted to $1,356,410 as compared to $368,609 for the three months ended March 31, 2021, an increase of $987,801, or 268.0%. During the three months ended March 31, 2022, in connection with the issuance of common shares to executive officers and directors, we recorded stock-based compensation of $836,133. Additionally, compensation and related benefits increased by $151,168 which as primarily attributable to the hiring of our chief executive officer and chief financial officer in January 2022.

Legal and professional fees

For the three months ended March 31, 2022, legal and professional fees were $349,494 as compared to $530,538 for the three months ended March 31, 2021, a decrease of $181,044, or 34.1%. During the three months ended March 31, 2022, we had a decrease in accounting fees of $6.402, a decrease in consulting fees of $164,042, and a decrease in other professional fees of $18,063. These decreases were offset by an increase in legal fees of $7,463.

Rent expense

For the three months ended March 31, 2022, rent expense was $101,337 as compared to $133,955 for the three months ended March 31, 2021, a decrease of $32,618, or 24.4%. This decrease was attributable to the abandonment of our leased properties which were vacated due to the cessation of the operations of Prime EFS and Shypdirect. As of December 31, 2021, we abandoned all of our leased properties, except for the Cougar Express premises. The lease of our subsidiary, Cougar Express, expired on December 31, 2021. Cougar Express is holding over in the facility while it attempts to negotiate a lease renewal with its landlord. The holdover rent is 200% of the base rental rate Cougar Express paid in 2021. Alternatively, Cougar Express is exploring options to move its operations to another facility. We expect that, whether Cougar Express renegotiates with its existing landlord or finds new space, it will pay materially higher rent in 2022 and future years.

General and administrative expenses

For the three months ended March 31, 2022, general and administrative expenses were $281,943 as compared to $196,203 for the three months ended March 31, 2021, an increase of $85,740, or 43.7%. These increases were primarily attributable to the acquisition of Double D Trucking and Cougar Express and were offset by decreases in general and administrative expenses due to cost-cutting measures taken. We expect general and administrative expenses to decrease in 2022 due to these cost cutting measures.

Loss from Operations

For the three months ended March 31, 2022, loss from operations amounted to $1,800,853 as compared to $1,636,384 for the three months ended March 31, 2021, an increase of $164,469, or 10.0%.

Other Expenses (Income)

Total other income (expenses) includes interest expense, derivative expense, gain on debt extinguishment, settlement expense, and other income. For the three months ended March 31, 2022 and 2021, other (expenses) income consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
Interest expense	$(7,867)	$(83,509)
Interest expense – related parties	-	(22,192)
Gain on debt extinguishment	-	59,853
Settlement expense	(228,511)	-
Other income	-	108,035
Derivative expense, net	-	(694,983)
Total Other (Expenses) Income, net	$(236,378)	$(632,796)

For the three months ended March 31, 2022 and 2021, aggregate interest expense was $7,867 and $105,701, respectively, a decrease of $97,834, or 92.6%. The decrease in interest expense was attributable to a decrease in interest-bearing loans due to the conversion of debt to equity and repayment of debt, and a decrease in the amortization of original issue discount.

For the three months ended March 31, 2022 and 2021, the aggregate net gain on extinguishment of debt was $0 and $59,853, respectively, a decrease of $59,853, or 100.0%. The gains on debt extinguishment in 2021 were attributable to the settlement of convertible debt and warrants, the conversion of convertible debt, and the settlement of other payables.

During the three months ended March 31, 2022, we recorded settlement expense of $228,511 in connection with the settlement of a lawsuit.

During the three months ended March 31, 2022 and 2021, we recorded other income of $0 and $108,035. Other income was primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces. We no longer receive sublease income.

For the three months ended March 31, 2021, derivative expense was $694,983. During the three months ended March 31, 2021, we recorded a derivative expense related to the adjustment to derivative liabilities to fair value.

Net Loss

Due to factors discussed above, for the three months ended March 31, 2022 and 2021, net loss amounted to $2,037,231 and $2,269,180, respectively. For the three months ended March 31, 2022 and 2021, net loss attributable to common shareholders, which included a deemed dividend related to beneficial conversion features on preferred stock and the dividends accrued on Series E and Series G preferred stock of $109,051 and $829,836, amounted to $2,146,282, or $(0.00) per basic and diluted common share, and $(3,099,016), or $(0.00) per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2022 and December 31, 2021, we had a cash balance of $6,063,241 and $6,067,692, respectively. Our working capital was $5,703,753 on March 31, 2022. We reported a net decrease in cash for the three months ended March 31, 2022 as compared to December 31, 2021 of $4,451 primarily as a result of net cash proceeds received from the sale of Series G preferred stock units of $855,000, and cash proceeds from the exercise of warrants of $245,714, offset by the use of net cash for the repayment of notes payable of $295,281, and by cash used in operations of $809,884.

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

On March 4, 2022, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Investor agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 25,000 shares of Series G and (ii) Warrants to purchase 25,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “March 2022 Series G Offering”). The gross proceeds to the Company were $250,000, or $10.00 per unit. The Company paid placement agent fees of $25,000 and received net proceeds of $225,000. The initial exercise price of the Warrants related to the January 2022 and March 2022 Series G Offerings is $0.01 per share, subject to adjustment. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The aggregate cash fees of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

Cash Flows

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2022 amounted to $809,884. During the three months ended March 31, 2022, net cash used in operating activities was primarily attributable to net loss of $2,037,231, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $191,143 and stock-based compensation of $836,133, and changes in operating assets and liabilities such as a decrease in accounts receivable of $20,159, an increase in prepaid expenses and other current assets of $13,123, an increase in security deposit of $6,155, an increase in accounts payable and accrued expenses of $283,707, a decrease in insurance payable of $63,692, and a decrease in accrued compensation and related benefits of $20,825.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2021 amounted to $2,123,115 and consisted of net cash used for the acquisition of DDTI and Cougar Express. We did not have any investment activities during the comparable 2022 period.

Financing activities

For the three months ended March 31, 2022, net cash provided by financing activities totaled $805,433. During the three months ended March 31, 2022, we received proceeds from the sale of Series G preferred shares of $855,000, and cash proceeds of $245,714 from the exercise of warrants, offset by the repayment of notes payable of $295,281.

For the three months ended March 31, 2021, net cash provided by financing activities totaled $3,213,078. During the three months ended March 31, 2021, we received proceeds from the sale of Series E preferred shares of $3,258,000, offset by the repayment of notes payable of $37,114, and the repayment of related party advances of $7,808.

Risks and Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Historically, we have primarily funded our operations with proceeds from sales of convertible debt and convertible preferred stock. Since our inception, we have incurred recurring losses, including a net loss of $2,037,231 and $2,269,180 for the three months ended March 31, 2022 and 2021, respectively. Until such time that we implement our growth through acquisition strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company.

During the year ended December 31, 2021, we issued an aggregate of 343,118 shares of our Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of our Series G preferred stock for net proceeds of $5,479,560. The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. Additionally, during the year ended December 31, 2021, we received proceeds of $4,226,383 from the exercise of stock warrants. Additionally, during the three months ended March 31, 2022, we issued an aggregate of 95,000 shares of our Series G preferred stock for net proceeds of $885,000 and received proceeds of $245,714 from the exercise of stock warrants. As such, we expect that our cash as of March 31, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

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

We believe that our existing working capital and future cash flow from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the unaudited condensed consolidated financial statements filed with this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Sebastian Giordano, our Chief Executive Officer (“CEO”) and James Giordano, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2022. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31. 2022.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that our internal control over financial reporting was not effective as of that date because of material weaknesses in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

1)	The Company lacks segregation of duties;

2)	There is a lack of segregation of duties and monitoring controls regarding accounting because there are only a few accountants maintaining the books and records;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Solely to avoid the expense and distraction of the matter, effective March 31, 2022, the Company and Prime EFS, on the one hand, and ERLAC and ELC, on the other hand, settled the above matter for a single payment, by TLSS, to ERLAC and ELC, in an immaterial amount. Pursuant to the settlement, the Company and Prime, on the one hand, and ERLAC and ELC, on the other hand, exchanged mutual general releases, thereby releasing and discharging any and all claims between the Company, Prime EFS and their affiliates, on the one hand, and ERLAC, ELC and their affiliates, on the other hand.

Bellridge Capital, L.P. v. TLSS and Mercadante

On September 11, 2020, a prior lender to the Company, Bellridge Capital, LP. filed a civil action against TLSS, John Mercadante and Douglas Cerny in the U.S. District Court for the Southern District of New York, captioned Bellridge Capital, L.P. v. Transportation and Logistics Systems, Inc., John Mercadante and Douglas Cerny. The case was assigned Case No. 20-cv-7485. The complaint alleged claims, inter alia, for purported violations of section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”); for breach of an exchange agreement dated April 13, 2019 (the “Exchange Agreement”); and for the alleged failure to pay certain amounts allegedly due under certain TLSS promissory notes.

After discontinuing the foregoing federal action voluntarily and without prejudice, on April 23, 2021, Bellridge filed a civil action in New York Supreme Court, New York County, against TLSS and Mercadante. This mater, the “Bellridge State Court Action,” was assigned civil action number 652728/2021. The Complaint in the Bellridge State Court Action essentially repeated the claims in the federal action.

On June 4, 2021, TLSS and Mercadante moved to dismiss the Bellridge State Court Action for failure to state a claim and, as to Mercadante, for lack of jurisdiction. On October 20, 2021, the Court decided the MTD, dismissing all claims in the case against both Defendants predicated on fraud and negligent misrepresentation. The Court thereby dismissed the Complaint insofar as alleged against Mercadante. On October 29, 2021, the Company filed its Answer in this case. On November 18, 2021, Bellridge filed an Amended Complaint purporting to revive its claims for fraud and negligent misrepresentation against both Defendants. Both Defendants filed objections to the Amended Complaint as procedurally improper. On December 17, 2021, the Defendants filed a renewed motion to dismiss the Amended Complaint with prejudice. That motion was fully briefed. In February 2022, all proceedings in this action were stayed 60 days to facilitate a March 2022 mediation.

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the base and exchange mutual general releases for a cash payment by TLSS of $250,000, which amount was accrued as of March 31, 2022 and included in accrued expenses on the accompanying unaudited condensed consolidated March 31, 2022 balance sheet. The releases took effect when the settlement payment cleared.

In partial consideration for the settlement, TLSS and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of March 31, 2022 and December 31, 2021.

SCS, LLC v. TLSS

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

On February 9, 2021, the Company filed its answer, defenses and counterclaims to the Florida action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and breaches of its duties under the consulting agreement. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

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

The Court is scheduled to hear argument on all defendants’ MTD on June 2, 2022.

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

On August 19, 2021, the Plaintiff filed a motion for leave to file a first amended complaint to name four (4) additional parties as defendants – TLSS, Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc. On September 16, 2021, each of these entities filed papers in opposition to this motion.

On September 24, 2021, the Court granted Plaintiff’s motion for leave to amend the complaint herein, thus adding TLSS, Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc. as Defendants. On October 22, 2021, Acrisure stipulated to consolidate the Suffolk County Action into and with the Bergen County action. On November 22, 2021, all Defendants filed their Answer to the First Amended Complaint. On November 3, 2021, Prime EFS and Shypdirect refiled their Third-Party Complaint against Acrisure in the Bergen County action. On December 23, 2021, Acrisure filed its Answer to the Third-Party Complaint, denying its material allegations.

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

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express conducts its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSS. The case is No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport seeks to evict the tenants forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease. TLSS does not believe it can be held liable in this case because, unlike its subsidiary Cougar Express, TLSS was not tenant in the subject premises nor has it ever conducted business there.

In March 2022, Cougar Express and Airport began discussions in hopes of settling this matter. To facilitate those discussions, Cougar has paid rent to Airport at a rate of $33,275 per month for January-May, 2022, inclusive, and may need to pay rent at the same rate in for June 2022 and future months as well. In consideration for this interim arrangement, Airport adjourned the hearing date on its petition to vacate from March 10, 2022 to May 19, 2022.

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

Other than discussed above, as of March 31, 2022, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2022, we issued 75,000,000 shares of our common stock in connection with the conversion of 19,947 shares of Series E. The conversion ratio was based on the Series E certificate of designation, as amended.

During the three months ended March 31, 2022, we issued 24,571,429 shares of our common stock and received proceeds of $245,714 from the exercise of 24,571,429 warrants at $0.01 per share.

On March 11, 2022, pursuant to an employment agreement with the Company’s chief executive officer dated January 4, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year quarter through January 3, 2025. In connection with these shares, the Company valued these common shares at a fair value of $1,343,391 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation.

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to three independent members of the Company’s board of directors for an aggregate of 5,454,546 common shares of the Company which were valued at $60,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 1,363,636.50 shares vesting on March 31, 2022, and 1,363,636.50 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $60,000 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation.

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to the Company’s chief financial officer for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $125,000 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation.

On March 11, 2022, the Company agreed to grant restricted stock awards to the Company’s former chief executive officer and current member of the Company’s board of directors for 22,727,273 common shares of the Company which were valued at $250,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested immediately. In connection with these shares, the Company valued these common shares at a fair value of $250,000 and recorded stock-based compensation expense of $250,000.

The above securities were issued in reliance upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 9, 2020).
3.2	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021).
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of April 13, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our Form S-1 dated January 28, 2022).
4.1	Form of Common Stock Purchase Warrant in Series G Offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).
10.1	Form of Securities Purchase Agreement related to Series G Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 3, 2022).
10.2	Form of Warrant Agreement related to Series G Preferred (incorporated by reference to Exhibit 10.2 to our Form 8-K dated January 3, 2022).
10.3	Form of Registration Rights Agreement for Series G Warrants (incorporated by reference to Exhibit 10.5 to our Form S-1 dated January 28, 2022).

10.4	Form of Common Stock Purchase Warrant in Warrant Offering (incorporated by reference to Exhibit 4.1 to our Form S-1 dated January 28, 2022).
10.5	Form of Registration Rights Agreement for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 10.6 to our Form S-1 dated January 28, 2022).
10.6	Offer Letter, dated November 10, 2021, between TLSS and Mr. James Giordano (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).
10.7	Employment Agreement, dated January 4, 2022, between TLSS and Mr. Sebastian Giordano (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*#	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
32.2*#	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed Herewith

# The certifications attached as Exhibit 32.1 and 32.2 that accompanies this Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transportation and Logistics Systems, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: May 13, 2022	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Executive Officer (Principal Executive Officer) and Director

