Form 10-Q
period 2022-06-30
Transportation & Logistics Systems, Inc.
filed 2022-08-12
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2022
Common Stock, $0.001	3,396,601,092

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,778,706	$6,067,692
Accounts receivable, net	473,640	481,734
Prepaid expenses and other current assets	355,129	197,336

Total Current Assets	6,607,475	6,746,762

OTHER ASSETS:
Security deposit	39,585	33,340
Property and equipment, net	229,424	577,205
Intangible assets, net	1,695,852	2,177,382

Total Other Assets	1,964,861	2,787,927

TOTAL ASSETS	$8,572,336	$9,534,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable, current portion	$-	$283,141
Accounts payable	301,684	312,772
Accrued expenses	368,800	212,975
Insurance payable	140,679	98,255
Accrued compensation and related benefits	59,813	98,964

Total Current Liabilities	870,976	1,006,107

LONG-TERM LIABILITIES:
Notes payable, net of current portion	-	12,455

Total Long-term Liabilities	-	12,455

Total Liabilities	870,976	1,018,562

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 0 and 700,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (Liquidation value $700 and $700, respectively)	-	700
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively ($6.00 per share liquidation value)	-	-
Series E preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 and 51,605 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively ($13.34 per share liquidation value)	21	52
Series G preferred stock, par value $0.001 per share; 1,000,000 shares designated; 617,500 and 615,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively ($10.00 per share liquidation value)	618	615
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 3,396,601,092 and 2,926,528,666 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,396,601	2,926,529
Additional paid-in capital	126,282,689	124,604,718
Accumulated deficit	(121,978,569)	(119,016,487)

Total Shareholders’ Equity	7,701,360	8,516,127

Total Liabilities and Shareholders’ Equity	$8,572,336	$9,534,689

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES	$1,404,560	$1,574,494	$2,663,893	$3,066,193

COST OF REVENUES	1,013,550	1,345,538	1,984,552	3,244,316

GROSS PROFIT (LOSS)	391,010	228,956	679,341	(178,123)

OPERATING EXPENSES:
Compensation and related benefits	693,343	344,053	2,049,753	712,662
Legal and professional fees	339,003	452,915	688,497	983,453
Rent	110,957	233,601	212,294	367,556
General and administrative expenses	252,167	301,732	534,110	497,935
Loss on lease abandonment	-	616,074	-	616,074

Total Operating Expenses	1,395,470	1,948,375	3,484,654	3,177,680

LOSS FROM OPERATIONS	(1,004,460)	(1,719,419)	(2,805,313)	(3,355,803)

OTHER INCOME (EXPENSES):
Interest expense	(1,895)	(135,450)	(9,762)	(218,959)
Interest expense - related parties	-	(22,438)	-	(44,630)
Gain on debt extinguishment, net	-	1,505,088	-	1,564,941
Gain on sale of subsidiary’s assets	296,689	-	296,689	-
Settlement income (expense)	700	-	(227,811)	-
Other income	-	75,787	-	183,822
Gain related to derivative liabilities	-	3,979,289	-	3,284,306

Total Other Income (Expenses)	295,494	5,402,276	59,116	4,769,480

(LOSS) INCOME BEFORE INCOME TAXES	(708,966)	3,682,857	(2,746,197)	1,413,677

Provision for income taxes	-	-	-	-

NET (LOSS) INCOME	(708,966)	3,682,857	(2,746,197)	1,413,677

Deemed dividends related to beneficial conversion features, and accrued dividends	(106,834)	(156,097)	(215,885)	(985,933)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(815,800)	$3,526,760	$(2,962,082)	$427,744

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,316,885,235	2,125,141,567	3,179,603,803	1,937,320,808
Diluted	3,316,885,235	2,539,874,797	3,179,603,803	2,352,054,038

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	700,000	$700	51,605	$52	615,000	$615	2,926,528,666	$2,926,529	$124,604,718	$(119,016,487)	$8,516,127

Common stock issued for warrant exercise	-	-	-	-	-	-	24,571,429	24,571	221,143		245,714

Common stock issued for services and future services	-	-	-	-	-	-	161,671,888	161,672	88,328	-	250,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	586,133	-	586,133

Sales of Series G preferred share units	-	-	-	-	95,000	95	-	-	854,905	-	855,000

Common stock issued for conversion of Series E preferred shares	-	-	(19,947)	(20)	-	-	75,000,000	75,000	(74,980)	-	-

Dividends accrued	-	-	-	-	-	-	-	-	-	(109,051)	(109,051)

Net loss	-	-	-	-	-	-	-	-	-	(2,037,231)	(2,037,231)

Balance, March 31, 2022	700,000	700	31,658	32	710,000	710	3,187,771,983	3,187,772	126,280,247	(121,162,769)	8,306,692

Common stock issued for warrant exercise	-	-	-	-	-	-	40,086,207	40,086	(40,086)	-	-

Common stock issued for services and future services	-	-	-	-	-	-	969,149	969	9,031	-	10,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	204,034	-	204,034

Common stock issued for conversion of Series E preferred shares	-	-	(10,240)	(11)	-	-	38,500,868	38,501	(62,490)	-	(24,000)

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(92,500)	(92)	129,272,885	129,273	(108,047)	-	21,134

Cancellation of Series B preferred in connection with settlement	(700,000)	(700)	-	-	-	-	-	-	-	-	(700)

Dividends accrued	-	-	-	-	-	-	-	-	-	(106,834)	(106,834)

Net loss	-	-	-	-	-	-	-	-	-	(708,966)	(708,966)

Balance, June 30, 2022	-	$-	21,418	$21	617,500	$618	3,396,601,092	$3,396,601	$126,282,689	$(121,978,569)	$7,701,360

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	700,000	$700	105,378	$105	-	$-	1,733,847,494	$1,733,848	$104,872,991	$(122,621,060)	$(16,013,416)

Common stock issued for debt conversion	-	-	-	-	-	-	15,454,546	15,454	154,546	-	170,000

Sales of Series E preferred share units	-	-	310,992	311	-	-	-	-	3,257,689	-	3,258,000

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	777,510	(829,836)	(52,326)

Net loss	-	-	-	-	-	-	-	-	-	(2,269,180)	(2,269,180)

Balance, March 31, 2021	700,000	700	416,370	416	-	-	1,749,302,040	1,749,302	109,062,736	(125,720,076)	(14,906,922)

Common stock issued for debt conversion	-	-	-	-	-	-	44,282,163	44,282	329,174	-	373,456

Sales of Series E preferred shares units	-	-	32,126	32	-	-	-	-	332,468	-	332,500

Common stock issued for conversion of Series E preferred shares	-	-	(340,346)	(340)	-	-	571,296,287	571,296	(570,956)	-	-

Common stock issued for warrant exercise	-	-	-	-	-	-	121,053,570	121,054	564,660	-	685,714

Beneficial conversion effect related to beneficial conversions	-	-	-	-	-	-	-	-	143,872	-	143,872

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	104,533	(156,097)	(51,564)

Net Income	-	-	-	-	-	-	-	-	-	3,682,857	3,682,857
Balance, June 30, 2021	700,000	$700	108,150	$108	-	$-	2,485,934,060	$2,485,934	$109,966,487	$(122,193,316)	$(9,740,087)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,746,197)	$1,413,677
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	377,500	293,616
Amortization of debt discount to interest expense	-	83,548
Stock-based compensation	1,040,167	-
Stock-based professional fees	8,333	-
Gain from sale of subsidiary’s assets	(296,689)	-
Gain related to derivative liabilities, net	-	(3,284,306)
Non-cash portion of gain on extinguishment of debt, net	-	(1,564,941)
Non-cash portion of gain on settlement	(700)
Loss on lease abandonment		616,074
Rent expense	-	2,119
Bad debt recovery	-	(11,240)
Other non-cash gain	-	(11,808)
Change in operating assets and liabilities:
Accounts receivable	8,094	226,268
Prepaid expenses and other current assets	(156,126)	34,917
Security deposit	(6,245)	61,000
Accounts payable and accrued expenses	(50,014)	264,692
Insurance payable	42,424	(14,720)
Accrued compensation and related benefits	(39,151)	(28,330)

NET CASH USED IN OPERATING ACTIVITIES	(1,818,604)	(1,919,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	-	10,031
Cash used for acquisitions	-	(2,133,146)
Cash proceeds from sale of subsidiary’s assets	748,500	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	748,500	(2,123,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series E preferred share units	-	3,590,500
Payment of liquidated damages on Series E preferred shares	(24,000)	-
Net proceeds from sale of series G preferred share units	855,000	-
Proceeds from exercise of warrants	245,714	685,714
Repayment of notes payable	(295,596)	(195,697)
Net proceeds (payments) of related party advances	-	14,630

NET CASH PROVIDED BY FINANCING ACTIVITIES	781,118	4,095,147

NET (DECREASE) INCREASE IN CASH	(288,986)	52,598

CASH, beginning of period	6,067,692	579,283

CASH, end of period	$5,778,706	$631,881

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,762	$67,839
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued interest for common stock	$-	$543,457
Reclassification of due to related parties to accrued expenses	$-	$94,000
Deemed dividend related to price protection and beneficial conversion features	$-	$882,043
Conversion of Series E preferred stock to common stock	$31	$-
Conversion of Series G preferred stock and accrued dividends to common stock	$21,226	$-
Accrual of preferred stock dividends	$215,885	$-
Issuance of common stock for future services	$5,000	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$-	$265,175
Prepaid expenses	-	7,534
Property and equipment	-	257,416
Right of use assets	-	44,388
Other receivable	-	622,240
Security deposits	-	33,340
Total assets acquired	-	1,230,093
Less: liabilities assumed:
Accounts payable	-	132,155
Accrued expenses	-	79,138
Notes payable	-	1,491,458
Lease liabilities	-	44,388
Total liabilities assumed	-	1,747,139
Increase in intangible assets - non-cash	$-	$517,046

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

During the six months ended June 30, 2022, four customers accounted for 70.0% of the Company’s total net revenues. Approximately 51.1% of the Company’s revenue of $3,066,193 for the six months ended June 30, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect. This impact caused Shypdirect to become insolvent and to cease operations.

While the Company has commenced replacing its Amazon business with the acquisitions as set forth below, the Company continues to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities.

On November 13, 2020, the Company formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, the Company executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks (See Note 3). On April 28, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement” with a third party (the “Buyer”). Pursuant to the Asset Purchase Agreement, Shyp FX sold substantially all its asset and specific liabilities to the Buyer. The Asset Purchase Agreement closed in June 2022 (See Note 3).

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

JUNE 30, 2022

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”). Shyp CX does not engage in any revenue-generating operations.

On August 19, 2021, the Company’s subsidiaries, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all of the Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In the subject ABC, the debtor companies, Prime EFS and Shypdirect, together referred to as the “Assignors”, executed Deeds of Assignment, assigning all their assets to the Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating judicial proceedings. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute.

As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021 (See Note 10). The Company has been advised that the Assignee anticipates that she will be able to conclude her work, make final distributions to creditors, and close out the estates of Prime EFS and Shypdirect on or before June 30, 2023.

The Company’s results of operations for the six months ended June 30, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021, the filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

Unless the context otherwise requires, TLSS and its wholly owned subsidiaries, TLSS Acquisition, Cougar Express, Shyp FX and Shyp CX, and its deconsolidated subsidiaries, Prime EFS and Shypdirect, whose results of operations for the six months ended June 30, 2021 are included in the results of the Company prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey, are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

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

On August 16, 2021 the Company’s subsidiaries, Prime EFS and Shypdirect executed Deed of Assignments for the Benefit of Creditors in the State of New Jersey ABC Statute, assigning all the Prime EFS and Shypdirect assets to the Assignee and filing for dissolution. The Company’s results of operations for the six months ended June 30, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Historically, the Company has primarily funded its operations with proceeds from sales of convertible debt and convertible preferred stock. Since its inception, the Company has incurred recurring losses, including a loss from operations of $2,805,313 and $3,355,803 for the six months ended June 30, 2022 and 2021, respectively. Until such time that the Company implements its growth through acquisition strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company.

During the year ended December 31, 2021, the Company issued an aggregate of 343,118 shares of its Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of its Series G preferred stock for net proceeds of $5,479,560. Additionally, during the year ended December 31, 2021, the Company received proceeds of $4,226,383 from the exercise of stock warrant. The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. During the six months ended June 30, 2022, the Company received net proceeds of $855,000 from the sale of Series G preferred stock and $245,714 from the exercise of warrants which only further improved the Company’s financial condition. As such, the Company expects that its cash as of June 30, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of its unaudited condensed consolidated financial statements.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of June 30, 2022 and December 31, 2021, the Company had no assets and liabilities measured at fair value on a recurring basis.

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Six Months ended June 30, 2022	For the Six Months ended June 30, 2021
Balance at beginning of period	$-	$4,181,187
Gain on extinguishment of debt related to repayment or conversion of debt	-	(896,881)
Change in fair value included in derivative gain	-	(3,284,306)
Balance at end of period	$-	$-

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Cash and cash equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On June 30, 2022, cash in bank in excess of FDIC insured levels amounted to approximately $5,247,000. The Company has not experienced any losses in such accounts through June 30, 2022.

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

JUNE 30, 2022

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the six months ended June 30, 2022 and 2021, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

Revenue recognition and cost of revenue

The Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. This ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer service orders, including significant judgments.

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

JUNE 30, 2022

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

Basic and diluted (loss) income per share

Pursuant to ASC 260-10-45, basic (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted (loss) income per share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for convertible debt and Series B, E and G preferred shares (using the as-if converted method). These common stock equivalents may be dilutive in the future.

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income per common share - basic:
Net (loss) income attributable to common stockholders	$(815,800)	$3,526,760	$(2,962,082)	$427,744
Weighted average common shares outstanding – basic	3,316,885,235	2,125,141,567	3,179,603,803	1,937,320,808
Net (loss) income per common share – basic	$(0.00)	$0.00	$(0.00)	$0.00

Net (loss) income per common share - diluted:
Net (loss) income attributable to common shareholders – basic	$(815,800)	$3,526,760	$(2,962,082)	$427,744
Add: Series E dividends	-	156,097	-	985,933
Numerator for net (loss) income per common share – diluted	$(815,800)	$3,682,857	$(2,962,082)	$1,413,677
Weighted average common shares outstanding – basic	3,316,885,235	2,125,141,567	3,179,603,803	1,937,320,808
Add: dilutive shares related to:
Warrants	-	270,461,130	-	270,461,130
Series E preferred	-	144,272,100	-	144,272,100
Weighted average common shares outstanding – diluted	3,316,885,235	2,539,874,797	3,179,603,803	2,352,054,038
Net (loss) income per common share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the six months ended June 30, 2022 and 2021 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	June 30, 2022	June 30, 2021
Stock warrants	1,258,008,109	30,622,278
Stock options	80,000	80,000
Series B convertible preferred stock	-	700,000
Series E convertible preferred stock	28,571,600	-
Series G convertible preferred stock	617,500,000	-
	1,904,159,709	31,402,278

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, warrants for instance, that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 did not have any impact on the Company’s unaudited condensed consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our unaudited condensed consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – ACQUISITIONS AND DISPOSITION

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

JUNE 30, 2022

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

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the six months ended June 30, 2022 and 2021, acquisition and transaction related expenses primarily consisted of legal fees of approximately $0 and $8,200, respectively. Additionally, the Company paid expenses and fees relating to the sale of Series E preferred stock in which a portion of the proceeds were used to pay the cash portion of the consideration (see Note 9).

Sale of Shyp FX assets

On June 21, 2022, the Company sold substantially all of the assets of Shyp FX in an all-cash transaction. The purchaser was Farhoud Logistics Inc., a New Jersey corporation, an unrelated party. Under the terms of the sale, The Company sold the assets of Shyp FX consisting of transportation equipment and other equipment and the business of Shyp FX for $825,000. The Company received net proceeds of $748,500 which is net of a broker commission of $75,000 and other expenses of $1,500. $25,000 is being held in escrow, pending bulk sale tax clearance from the State of New Jersey and to cover the estimated cost of a vehicle repair. In the connection with the sale of these assets, for the three and six months ended June 30, 2022, the Company recorded a gain on the sale of $296,689 which consisted of the following:

Amount
Total sale price consideration received	$825,000

Less:
Commissions and other fees paid	76,500
Write-off of unamortized intangible assets	194,505
Net book value of property and equipment sold	257,306
528,311
Gain on sale of subsidiaries asset’s	$296,689

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 4 – ACCOUNTS RECEIVABLE

On June 30, 2022 and December 31, 2021, accounts receivable, net consisted of the following:

	June 30, 2022	December 31, 2021
Accounts receivable	$473,640	$481,734
Allowance for doubtful accounts	-	-
Accounts receivable, net	$473,640	$481,734

NOTE 5 - PROPERTY AND EQUIPMENT

On June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful Life	June 30, 2022	December 31, 2021
Delivery trucks and vehicles	3 - 5 years	$368,820	$747,889
Equipment	1 - 5 years	31,301	51,301
Subtotal		400,121	799,190
Less: accumulated depreciation		(170,697)	(221,985)
Property and equipment, net		$229,424	$577,205

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company sold delivery trucks and equipment with a net book value of $257,306 (See Note 3).

For the six months ended June 30, 2022 and 2021, depreciation expense is included in general and administrative expenses and amounted to $90,475 and $113,781, respectively.

NOTE 6 – INTANGIBLE ASSETS

On June 30, 2022 and December 31, 2021, intangible asset consisted of the following:

	Useful life	June 30, 2022	December 31, 2021
Customer relations	3 - 5 years	$2,123,768	2,497,217
Non-compete agreement	5 years	150,000	150,000
		2,273,768	2,647,217
Less: accumulated amortization		(577,916)	(469,835)
		$1,695,852	$2,177,382

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company wrote off the remaining net book value of intangible assets related to the acquisition of Shyp FX of $194,505 (See Note 3).

For the six months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $287,025 and $179,835, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2023	$454,754
2024	454,754
2025	454,754
2026	331,590
$1,695,852

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the year ended December 31, 2021, the Company reversed the accrued Mandatory Penalty amount due of $620,400 and principal amounts due of $44,000 and recorded a gain on debt extinguishment of $664,400. Additionally, during the year ended December 31, 2021, the Company issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of June 30, 2022 and December 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0.

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

JUNE 30, 2022

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

During the three months ended June 30, 2021, the Company issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of June 30, 2022 and December 31, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0.

Other convertible debt

On August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bore no interest and was payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder had the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20.000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note and accordingly, as of June 30, 2022 and December 31, 2021, the convertible note balance is $0.

Summary of derivative liabilities

During the six months ended June 30, 2021, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model with the following assumptions:

2021
Expected dividend rate	-
Expected term (in years)	0.75 to 5.00
Volatility	169.7% to 367.0%
Risk-free interest rate	0.04% to 0.87%

For the six months ended June 30, 2022 and 2021, amortization of debt discounts related to convertible notes amounted to $0 and $83,548, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. The weighted average interest rate during the six months ended June 30, 2021 was approximately 18.0%.

NOTE 8 – NOTES PAYABLE

Promissory notes

On January 15, 2021, in connection with the acquisition of DDTI, the Company issued a promissory note in the amount of $400,000. The principal amount of $400,000 was payable in four installments of $100,000 plus accrued interest as follows: $100,000 plus accrued interest was due and paid on April 15, 2021, $100,000 plus accrued interest was due and paid on July 15, 2021, $100,000 plus accrued interest is due and paid on October 15, 2021 and $100,000 plus all remaining accrued interest was due and paid on January 15, 2022. Interest accrued at 4% per annum. On June 30, 2022 and December 31, 2021, the principal amount related to this note was $0 and $100,000, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

On March 24, 2021, in connection with the acquisition of Cougar Express, the Company issued a promissory note in the amount of $350,000. The principal amount of $350,000 was payable in two installments of $175,000 plus accrued interest as follows: $175,000 plus accrued interest was due and paid on September 23, 2021 and $175,000 plus all remaining accrued interest was due and paid on March 23, 2022. Interest accrued at 6% per annum. On June 30, 2022 and December 31, 2021, the principal amount related to this note was $0 and $175,000, respectively.

Equipment and auto notes payable

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note was due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments were due monthly commencing on January 27, 2020. The note was secured by the trucks and was personally guaranteed by the Company’s former chief executive officer. During the year ended December 31, 2021, this note was repaid. On June 30, 2022 and December 31, 2021, equipment note payable to this entity amounted to $0.

In connection with the acquisition of DDTI, the Company assumed several truck notes payable liabilities due to entities. On June 30, 2022 and December 31, 2021, truck notes payable to these entities amounted to $0 and $17,985, respectively.

In connection with the acquisition of Cougar Express, the Company assumed several equipment notes payable liabilities due to entities. On June 30, 2022 and December 31, 2021, equipment notes payable to these entities amounted to $0 and $2,611, respectively.

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

On June 30, 2022 and December 31, 2021, notes payable consisted of the following:

	June 30, 2022	December 31, 2021
Principal amounts	$-	$295,596
Less: current portion of notes payable	-	(283,141)
Notes payable – long-term	$-	$12,455

NOTE 9– SHAREHOLDERS’ EQUITY

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

On August 16, 2019, the Company issued 700,000 shares of Series B Preferred shares to Bellridge Capital, L.P. upon settlement of 700,000 shares of issuable common shares. In April 2022, the Company and Bellridge entered into a settlement agreement pursuant to which the 700,000 shares of Series B preferred shares were cancelled and the Company recorded settlement income of $700.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of June 30, 2022 and December 31, 2021, the Company has accrued dividends of $152,450 and $140,872, respectively, which has been included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

On December 8, 2020, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with a placement agent to act as an exclusive selling/placement agent for the Company to assist in a financing for the Company. In connection with the engagement letter, the Company agreed to pay to the placement agent at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible or exercisable into the Company’s common stock (the “Securities Financing”) during the Exclusive Period which is for a period of 90 days from the date of execution of this Letter Agreement; (i) a cash transaction fee in the amount of 10% of the amount of the Securities Financing; and (ii) warrants (the “Warrants”) with a 5 year term and cashless exercise, equal to 10% of the amount of securities sold (on an as converted basis) in the Securities Financing, at an exercise price equal to the investor’s warrant exercise price of the Securities Financing. In connection with this Engagement Agreement, through December 31, 2020, the Company paid the placement agent cash of $67,000 and issued 15,314,285 warrants to the placement agent at an initial exercise price of $0.01 per share. Additionally, during the year ended December 31, 2021, the Company paid the placement agent cash of $385,500 and issued 91,542,858 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $400,500 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

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

During the three months ended June 30, 2022, the Company issued 38,500,868 shares of its common stock in connection with the conversion of 10,240 shares of Series E and paid liquidating damages of $24,000. The conversion ratio was based on the Series E certificate of designation, as amended.

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

JUNE 30, 2022

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

From and after the Original Issuance Date, cumulative dividends on each share of Series G shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of June 30, 2022 and December 31, 2021, the Company has accrued dividends of $183,173 and $0, respectively, which has been included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

JUNE 30, 2022

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

On December 31, 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 615,000 shares of Series G and (ii) Warrants to purchase 615,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each share of Series G purchased (the “December 2021 Series G Offering”). The gross proceeds to the Company were $6,150,000, or $10.00 per unit. The Company paid fees of $615,507, paid cash of $54,933 for the settlement of disputed penalties related the Series E and received net proceeds of $5,479,560 The initial exercise price of the Warrants related to the December 2021 Series G Offering is $0.01 per share, subject to adjustment. In connection with the issuance of the Series G and related warrants, the Company recorded a deemed dividend of $2,041,802 related to the beneficial conversion features of the Series G.

On January 25, 2022, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 70,000 shares of Series G and (ii) Warrants to purchase 70,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each share of Series G purchased (the “January 2022 Series G Offering”). The gross proceeds to the Company were $700,000, or $10.00 per unit. The Company paid placement agent fees of $70,000 and received net proceeds of $630,000. On March 4, 2022, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Investor agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 25,000 shares of Series G and (ii) Warrants to purchase 25,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “March 2022 Series G Offering”). The gross proceeds to the Company were $250,000, or $10.00 per unit. The Company paid placement agent fees of $25,000 and received net proceeds of $225,000. The initial exercise price of the Warrants related to the January 2022 and March 2022 Series G Offerings is $0.01 per share, subject to adjustment. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The aggregate cash fees of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

In connection with the Series G Offerings, the Company entered into Registration Rights Agreements (the “Series G Registration Rights Agreements”) pursuant to which the Company agreed to file a registration statement on Form S-1 to register the resale of the shares of Common Stock issuable to the Investors upon conversion of the Series G Preferred Stock and exercise of the Warrants. Pursuant to the Series G Registration Rights Agreements, if a registration statement registering for resale all of the shares of common stock issuable under Series G Convertible Preferred Stock and Warrants (i) is not filed with the Commission by the Company within 45 days of the closing dates or any other registration statement, (ii) is not declared effective by the Commission by the Effectiveness Date of the initial registration statement (90 days following the closing date) or any other registration statement, or (iii) after the effective date of a registration statement, such registration statement ceases for any reason to remain continuously effective as to all registrable securities included in such registration statement for more than 30 calendar days during any 12-month period (any such failure or breach being referred to as an “Event”, and the date on which such Event occurs, being referred to as “Event Date”), then, in addition to any other rights the Holders may have under the Series G Registration Rights Agreements or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company is obligated to pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the purchase price paid by such Holder pursuant to the Series G Purchase Agreement, during which such Event continues uncured. Also pursuant to the Series G Registration Rights Agreements, the partial liquidated damages provisions summarized above apply on a daily pro rata basis for any portion of a month prior to the cure of an Event. The Company filed a registration statement on Form S-1 for the shares of Common Stock issuable to the Investors upon conversion of the Series G Preferred Stock and exercise of the Warrants (the “S-1 Registration Statement”) on January 28, 2022 (the “Filing Date”), which was declared effective by the Commission om\n May 13, 2022. The filing of the S-1 Registration Statement cured the Filing Events as of the Filing Date. The declaration of effectiveness of the S-1 Registration Statement cured the Effectiveness Events as of the Effective Date.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In connection with issuance of the Series G, during the six months ended June 30, 2022, the Company paid the placement agent cash of $95,000 and issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

During the three months ended June 30, 2022, the Company issued 129,272,885 shares of its common stock in connection with the conversion of 92,500 shares of Series G and accrued dividends payable of $21,134. The conversion ratio was based on the Series E certificate of designation, as amended.

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

JUNE 30, 2022

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

On April 13, 2022, the Company issued 38,500,868 shares of its common stock in connection with the conversion of 10,240 shares of Series E preferred shares and paid liquidating damages of $24,000. The conversion ratio was based on the Series E certificate of designation, as amended.

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

During the three months ended June 30, 2022, the Company issued 40,086,207 shares of its common stock in connection with the cashless exercise of 22,142,857 warrants. The exercise price was based on contractual terms of the related warrant.

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

During the six months ended June 30, 2022 and 2021, aggregate accretion of stock-based compensation expense on the above granted shares amounted to $790,167 and $0, respectively. Total unrecognized compensation expense related to these vested and unvested common shares on June 30, 2022 amounted to $738,224 which will be amortized over the remaining vesting period of approximately 0.50 to 2.50 years.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On February 1, 2022 and amended on May 1, 2022, the Company issued an aggregate of 969,149 of its common shares pursuant to a consulting agreement. These shares were valued at $10,000, or a share price ranging from $0.008 to $0.014, based on the quoted closing price of the Company’s common stock on the measurement dates. In connection with these shares, the Company valued these common shares at a fair value of $10,000 and the Company recorded stock-based professional fees of $8,333 and prepaid expenses of $1,667 which will amortized over the remaining service period of one month.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	-	$-
Granted	138,944,615	0.011
Shares vested	(38,940,700)	(0.011)
Non-vested, June 30, 2022	100,003,915	$0.011

Warrants

Warrants exercised in connection with Series E preferred shares

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

During the three months ended June 30, 2022, the Company issued 40,086,207 shares of its common stock in connection with the cashless exercise of 22,142,857 warrants. The exercise price was based on contractual terms of the related warrant.

Warrants issued in connection with Series G preferred shares

In connection with the sale of Series G preferred shares, during the six months ended June 30, 2022, the Company issued warrants to purchase 95,000,000 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Warrant activities for the six months ended June 30, 2022 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	1,190,722,395	$0.015	4.7	$3,831,380
Granted	114,000,000	0.010
Exercises	(46,714,286)	0.010
Balance Outstanding June 30, 2022	1,258,008,109	$0.014	4.3	$0
Exercisable, June 30, 2022	1,258,008,109	$0.014	4.3	$0

Stock options

Stock option activities for the six months ended June 30, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	80,000	$8.85	3.3	$-
Granted/Cancelled	-	-
Balance Outstanding June 30, 2022	80,000	$8.85	2.3	$-
Exercisable, June 30, 2022	60,000	$8.85	2.3	$-

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

On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute. The Company’s results of operations for the six months ended June 30, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. The Company has been advised that the Assignee anticipates that she will be able to conclude her work, make final distributions to creditors, and close out the estates of Prime EFS and Shypdirect on or before June 30, 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or received claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, whether material or not.

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

Solely to avoid the expense and distraction of the matter, effective March 31, 2022, the Company and Prime EFS, on the one hand, and ERLAC and ELC, on the other hand, settled the above matter for a single payment, by TLSS, to ERLAC and ELC, in an immaterial amount. Pursuant to the settlement, the Company and Prime, on the one hand, and ERLAC and ELC, on the other hand, exchanged mutual general releases, thereby releasing and discharging any and all claims between the Company, Prime EFS and their affiliates, on the one hand, and ERLAC, ELC and their affiliates, on the other hand. In connection with this settlement, in April 2022, the Company paid ERLAC and ELC $30,000, which amount as December 31, 2021 had been accrued and included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

JUNE 30, 2022

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

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the case and exchange mutual general releases for a cash payment by the Company to Bellridge of $250,000, which amount was paid in May 2022, at which time the releases took effect. In connection with this settlement, during the six months ended June 30, 2022, the Company recorded settlement expense of $227,111.

In partial consideration for the settlement, the Company and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of December 31, 2021.

SCS, LLC v. TLSS

On January 14, 2021, a former financial consultant to the Company, SCS, LLC, filed an action against the Company in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Case No. 50-2020-CA-012684.

In this action, SCS alleges that it entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

On February 9, 2021, the Company filed its answer, defenses and counterclaims in this action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also avers, in its counterclaims, that SLS owes the Company damages in excess of the $42,000 sought in the main action because SLS was at least grossly negligent in any due diligence it undertook before recommending that the Company acquire Prime EFS LLC in June 2018. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

A two-day non-jury trial was held in this action in Palm Beach County, Florida, on April 20-21, 2022. However, at the end of the second day a mistrial was declared because SCS had not withdrawn its motion to strike and answered the counterclaims. Since the mistrial, there have been no further filings or proceedings in this case.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint. The Company therefore intends to defend this case vigorously.

Because there have been no further filings or proceedings on this case since April 2022, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, the demand remains $42,000.

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

JUNE 30, 2022

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

The Court is scheduled to hear argument on all defendants’ MTD on September 9, 2022.

While they hope to prevail on the motion, win or lose, Company management and Ascentaur LLC advise that they believe the action is frivolous and intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

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

JUNE 30, 2022

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

Under the currently operative pre-trial order, the discovery period in this action has been extended to December 2, 2022. All Defendants in this action intend to vigorously defend themselves in this action and to pursue the third-party actions against both County Hall and Acrisure. However, owing to the early stage of this action, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express conducts its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSS. The case was No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport sought to evict the tenants forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease.

By stipulation filed with the Court on May 19, 2022, this matter was settled and terminated. Pursuant to the settlement, Cougar agreed to pay, and paid, certain unpaid common charges of $8,016.25 and monthly rent at a rate of $33,275 per month until Cougar vacates the premises. Cougar also agreed to vacate the premises by September 30, 2022. Owing to the Cougar’s acquisition of JFK Cartage, Cougar does not anticipate having any difficulties whatsoever vacating the Valley Stream location by the September 30, 2022 lease termination.

COR Holdings, LLC

In the second quarter of 2022, COR Holdings LLC, a lender to the Company’s former Prime EFS subsidiary, made an informal (email) demand that it be issued 3,882,480 shares of Company common stock in exchange for an alleged $97,062.00 balance due. The Company had, pursuant to a debt conversion rights agreement dated August 28, 2020, granted COR a one-year option to exchange the debt at $0.025 per share of Company common stock; however, COR never exercised that option prior to its expiration on August 28, 2021. The Company believes, on advice of counsel, that COR’s sole remedy for the unpaid debt is through Prime EFS’s Assignment for Benefit of Creditors proceeding in New Jersey. Therefore, if COR choses to pursue this claim against the Company, the Company intends to oppose it vigorously. However, because no formal claim has been filed, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Ryder Truck Rental, Inc.

In the first quarter of 2022, an attorney representing Ryder Truck Rental issued a letter to certain former officers and employees of the Company’s former Shypdirect subsidiary, demand payment of $308,240.65 under certain open invoices for trucks leased by Shypdirect, $1,141,211.55 in certain additional charges under a 2018 contract, and $434,835.66 in attorney’s fees. Solely to avoid the expense and distraction of litigation, including without limitation, certain alter ego and derivative liability claims alleged by Ryder, on August 5, 2022, the Company, pursuant to a Settlement Agreement and Mutual General Releases dated August 2, 2022, paid Ryder $6,500 in full and final settlement. The release of claims executed by Ryder covers, among others, the Company and all its former and current subsidiaries, directors, officers and employees as well as all former members and managers of Shypdirect.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Other than discussed above, as of June 30, 2022, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

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

On January, 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano is appointed the Company’s Treasurer. Previously, Mr. James Giordano served as Chief Financial Officer and consultant to Freight Connections, Inc., a LTL/line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services. Mr. James Giordano’s employment with the Company is at will. He will receive annual compensation of $250,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to the Company’s chief financial officer for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $125,000 and will record stock-based compensation expense over the vesting period (See Note 9).

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

During the six months ended June 30, 2021, interest expense associated with advances from related parties and related party notes payable amounted to $44,630 and is included in interest expense – related parties on the accompanying unaudited condensed consolidated statement of operations.

NOTE 13 – CONCENTRATIONS

For the six months ended June 30, 2022, four customers represented 70.0% of the Company’s total net revenues (19.8%, 20.4%, 19.8% and 10.0%, respectively). For the six months ended June 30, 2021, two customers, Amazon and Federal Express, represented 51.1% and 17.7% of the Company’s total net revenues, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

On June 30, 2022, three customers, represented 46.7% of the Company’s accounts receivable balance (16.2%, 20.3% and 10.2%, respectively). On December 31 2021, three customers, represented 48.4 of the Company’s accounts receivable balance (22.7%, 13.0% and 12.7%, respectively).

All revenues are derived from customers in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Acquisition

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“JFK Cartage”). Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “Seller”). The effective date of the acquisition was July 31, 2022. With annual revenues of $3.6 million in 2021 and approximately $2.0 million for the first six months of 2022, JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area.

Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000. The Company: (i) paid $401,552 in cash at closing; and (ii) entered into a $696,935 promissory note with the Seller, $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31 2023, 2024 and 2025, respectively. Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that exists on the books of JFK Cartage; and (iv) agreed to pay $151,389 of accrued liabilities and other notes payable that exists on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,098,487, the cash paid of $401,552 plus the promissory note of $696,935. The purchase consideration amount did not include the SBA loan of $503,065 and accrued liabilities and other notes payable of $151,389 which were treated as assumed liabilities in the purchase price allocation.

The assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible assets. After the purchase price measurement period, the Company may record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the preliminary purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

JFK Cartage
Assets acquired:
Cash	$35,758
Accounts receivable	221,664
Property and equipment	35,326
Security deposit	97,477
Intangible assets	1,362,616
Total assets acquired at fair value	1,752,841
Liabilities assumed:
SBA loan payable	503,065
Accounts payable and accrued expenses	115,362
Other notes payable	35,927
Total liabilities assumed	654,354
Net assets acquired	$1,098,487
Purchase consideration paid:
Cash paid	$401,552
Promissory note	696,935
Total purchase consideration paid	$1,098,487

Employment Agreement

On July 6, 2022, the Company entered into a definitive Employment Agreement with James Giordano for Mr. Giordano to serve as the Company’s Chief Financial Officer. The term of such Employment agreement is for a period of two and one-half years through December 31, 2025, which term may not be terminated early by the Company except for “cause” as defined in such agreement. Annual base compensation is $250,000, with an annual bonus for 2022 in total up to a maximum of $125,000 per year conditioned on the achievement of specified milestones, and future annual bonuses to be conditioned on achievement of milestones to be negotiated based on the circumstances of the Company at such time.

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

For the six months ended June 30, 2022, four customers represented 70.0% of the Company’s total net revenues (19.8%, 20.4%, 19.8% and 10.0%, respectively). For the six months ended June 30, 2021, two customers, Amazon and Federal Express, represented 51.1% and 17.7% of the Company’s total net revenues, respectively. During the years ended December 31, 2021 and 2020, one customer, Amazon, represented 28.5% and 96.7% of our total net revenues. Approximately 28.5% of our revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact caused Prime EFS and Shypdirect to become insolvent and to cease operations.

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

On November 13, 2020, we formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, we executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks. The purchase price was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. We concluded that the operations of Shyp FX, which is exclusively dedicated to servicing Federal Express routes in northern New Jersey, no longer fit into our long-term growth plans. Shyp FX sold substantially all its asset and specific liabilities in a transaction that closed in June 2022.

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

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“JFK Cartage”). Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “Seller”). The effective date of the acquisition was July 31, 2022. With annual revenues of $3.6 million in 2021 and approximately $2.0 million for the first six months of 2022, JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area.

The total purchase price after closing adjustments was $1,098,487. The Company: (i) paid $401,552 in cash at closing; and (ii) entered into a $696,935 promissory note with the Seller, $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31 2023, 2024 and 2025, respectively. Additionally, Cougar Express assumed a $503,065 Small Business Administration (“SBA”) loan; and (iv) assumed $151,389 of accrued liabilities and other notes payable of the Seller.

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

We recognize revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms are net seven days from acceptance of delivery. We do not incur incremental costs obtaining service orders from our customers, however, if we did, because all our customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that we recognize arises from deliveries of packages on behalf of the Company’s customers. Primarily, our performance obligations under these service orders correspond to each delivery of packages that we make under the service agreements. Control of the delivery transfers to the recipient upon delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

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

For the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2022 and 2021. The financial information below is derived from our unaudited condensed consolidated financial statements included in this Quarterly Report.

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Revenues	$1,404,560	$1,574,494	$2,663,893	$3,066,193
Cost of revenues	1,013,550	1,345,538	1,984,552	3,244,316
Gross profit (loss)	391,010	228,956	679,341	(178,123)
Operating expenses	1,395,470	1,948,375	3,484,654	3,177,680
Loss from operations	(1,004,460)	(1,719,419)	(2,805,313)	(3,355,803)
Other income, net	295,494	5,402,276	59,116	4,769,480
Net (loss) income	(708,966)	3,682,857	(2,746,197)	1,413,677
Deemed dividend related to beneficial conversion features, and accrued dividends	(106,834)	(156,097)	(215,885)	(985,933)
Net (loss) income attributable to common shareholders	$(815,800)	$3,526,760	$(2,962,082)	$427,744

Revenues

For the three months ended June 30, 2022, our revenues were $1,404,560 as compared to $1,574,494 for the three months ended June 30, 2021, a decrease of $169,934, or 10.8%. This decrease was primarily a result of a decrease in revenue attributable to Shypdirect’s mid-mile and long-haul business with Amazon of $412,656, a decrease in revenue from other customers of $9,010, and a decrease in revenues generate from our Shyp FX business of $51,655. These decreases were offset from an increase in revenues generated from our acquired company Cougar Express, of $303,387.

For the six months ended June 30, 2022, our revenues were $2,663,893 as compared to $3,066,193 for the six months ended June 30, 2021, a decrease of $402,300, or 13.1%. This decrease was primarily a result of a decrease in revenue attributable to Shypdirect’s mid-mile and long-haul business with Amazon of $1,567,927, a decrease in revenue from other customers of $45,723, and a decrease in revenues generate from our Shyp FX business of $15,056, offset business. These decreases were offset from an increase in revenues generated from our acquired company Cougar Express, of $1,226,406.

During the six months ended June 30, 2021, one customer, Amazon, represented 51.1% of the Company’s total net revenues which was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon.

On June 21, 2022, we sold substantially all the assets of Shyp FX in an all-cash transaction. For the six months ended June 30, 2022 and 2021, we generated revenues from our Shyp FX operation of $528,488 and $543,544, respectively. Subsequent to June 21, 2022 we will no longer being generating this revenue.

We continue to: (i) seek to replace the lost Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan.

Cost of Revenues

For the three months ended June 30, 2022, our cost of revenues was $1,013,550 compared to $1,345,538 for the three months ended June 30, 2021, a decrease of $331,988, or 24.7%. For the six months ended June 30, 2022, our cost of revenues was $1,984,552 compared to $3,244,316 for the six months ended June 30, 2021, a decrease of $1,259,764, or 38.8%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. In the first quarter of 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020, which is included in cost of sales.

Gross Profit

For the three months ended June 30, 2022, we had a gross profit of $391,010, or 27.8% of revenues, as compared to gross profit of $228,956, or 14.5% of revenues, for the three months ended June 30, 2021, an increase of $162,054, or 70.8%. For the six months ended June 30, 2022, we had a gross profit of $679,341, or 25.5% of revenues, as compared to a gross loss of $(178,123), or (5.8)% of revenues, for the six months ended June 30, 2021, an increase of $857,464, or 481.4%.

As discussed above, during the three months ended March 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020. Additionally, during the three and six months ended June 30, 2021, the gross profit (loss) primarily resulted from a decrease in revenues and a decrease in operational efficiencies in Prime EFS and Shypdirect due to the termination of the Amazon last-mile business and decrease in revenues from our mid-mile and long-haul business.

Operating Expenses

For the three months ended June 30, 2022, total operating expenses amounted to $1,395,470 as compared to $1,948,375 for the three months ended June 30, 2021, a decrease of $552,905, or 28.4%. For the six months ended June 30, 2022, total operating expenses amounted to $3,484,654 as compared to $3,177,680 for the six months ended June 30, 2021, an increase of $306,974, or 9.7%. For the three and six months ended June 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Compensation and related benefits	$693,343	$344,053	$2,049,753	$712,662
Legal and professional Fees	339,003	452,915	688,497	983,453
Rent	110,957	233,601	212,294	367,556
General and administrative expenses	252,167	301,732	534,110	497,935
Loss on lease abandonment	-	616,074	-	616,074
Total Operating Expenses	$1,395,470	$1,948,375	$3,484,654	$3,177,680

Compensation and related benefits

For the three months ended June 30, 2022, compensation and related benefits amounted to $693,343 as compared to $344,053 for the three months ended June 30, 2021, an increase of $349,290, or 101.5%. During the three months ended June 30, 2022, in connection with the issuance of common shares to executive officers and directors, we recorded stock-based compensation of $204,034. Additionally, compensation and related benefits increased by $145,256 which as primarily attributable to the hiring of our chief executive officer and chief financial officer in January 2022.

For the six months ended June 30, 2022, compensation and related benefits amounted to $2,049,753 as compared to $712,662 for the six months ended June 30, 2021, an increase of $1,337,091, or 187.6%. During the six months ended June 30, 2022, in connection with the issuance of common shares to executive officers and directors, we recorded stock-based compensation of $1,040,167. Additionally, compensation and related benefits increased by $296,924 which as primarily attributable to the hiring of our chief executive officer and chief financial officer in January 2022.

Legal and professional fees

For the three months ended June 30, 2022, legal and professional fees were $339,003 as compared to $452,915 for the three months ended June 30, 2021, a decrease of $113,912, or 25.1%. During the three months ended June 30, 2022, we had a decrease in accounting fees of $832, a decrease in consulting fees of $28,641, a decrease in other professional fees of $62,081, and a decrease in legal fees of $22,358.

For the six months ended June 30, 2022, legal and professional fees were $688,497 as compared to $983,453 for the six months ended June 30, 2021, a decrease of $294,956, or 30.0%. During the six months ended June 30, 2022, we had a decrease in accounting fees of $7,234, a decrease in consulting fees of $135,453, a decrease in other professional fees of $137,374, and a decrease in legal fees of $14,895.

Rent expense

For the three months ended June 30, 2022, rent expense was $110,957 as compared to $233,601 for the three months ended June 30, 2021, a decrease of $122,644, or 52.5%. For the six months ended June 30, 2022, rent expense was $212,294 as compared to $367,556 for the six months ended June 30, 2021, a decrease of $155,262, or 42.2%. These decreases were attributable to the abandonment of our leased properties which were vacated due to the cessation of the operations of Prime EFS and Shypdirect. As of December 31, 2021, we abandoned all of our leased properties, except for the Cougar Express premises. The lease of our subsidiary, Cougar Express, expired on December 31, 2021. Cougar Express is holding over in the facility while it attempts to negotiate a lease renewal with its landlord. In May 2022, we signed a stipulation of Settlement with the landlord and we are paying monthly rent of $33,275 plus common area maintenance and insurance through September 2022 at which time we must vacate the premises.

General and administrative expenses

For the three months ended June 30, 2022, general and administrative expenses were $252,167 as compared to $301,732 for the three months ended June 30, 2021, a decrease of $49,565, or 16.4%. For the six months ended June 30, 2022, general and administrative expenses were $534,110 as compared to $497,935 for the six months ended June 30, 2021, an increase of $36,175, or 7.3%. These (decreases) increases were primarily attributable to the acquisition of Double D Trucking and Cougar Express in 2021 and were offset by decreases in general and administrative expenses due to cost-cutting measures taken. We expect general and administrative expenses to decrease in 2022 due to these cost cutting measures.

Loss from lease abandonment

Due to a reduction in our revenues and the loss of its Amazon revenues, during the second quarter of 2021, we abandoned one of our leased premises. Accordingly, during the three and six months ended June 30, 2021, we wrote the remaining balance of this right of use asset and recorded a loss on lease abandonment of $616,074. We did not have a loss from lease abandonment in the 2022 periods.

Loss from Operations

For the three months ended June 30, 2022, loss from operations amounted to $1,004,460 as compared to $1,719,419 for the three months ended June 30, 2021, a decrease of $714,959, or 41.6%. For the six months ended June 30, 2022, loss from operations amounted to $2,805,313 as compared to $3,355,803 for the six months ended June 30, 2021, a decrease of $550,490, or 16.4%.

Other Income (Expenses)

Total other income (expenses) includes interest expense, derivative expense, gain on debt extinguishment, gain on sale of assets of subsidiary, settlement expense, and other income. For the three and six months ended June 30, 2022 and 2021, other income (expenses) consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Interest expense	$(1,895)	$(135,450)	$(9,762)	$(218,959)
Interest expense – related party	-	(22,438)	-	(44,630)
Gain on debt extinguishment	-	1,505,088	-	1,564,941
Gain from sale of assets of subsidiary	296,689	-	296,689	-
Settlement income (expense)	700	-	(227,811)	-
Other income	-	75,787	-	183,822
Derivative income	-	3,979,289	-	3,284,306
Total Other Income (Expenses)	$295,494	$5,402,276	$59,116	$4,769,480

For the three months ended June 30, 2022 and 2021, aggregate interest expense was $1,895 and $157,888, respectively, a decrease of $155,993, or 98.8%. For the six months ended June 30, 2022 and 2021, aggregate interest expense was $9,762 and $263,589, respectively, a decrease of $253,827, or 96.3%. The decrease in interest expense was attributable to a decrease in interest-bearing loans due to the conversion of debt to equity and repayment of debt, and a decrease in the amortization of original issue discount.

During the three and six months ended June 30, 2022, we recorded a gain from the sale of assets of our subsidiary, Shyp FX, of $296,689.

For the three and six months ended June 30, 2021, the aggregate net gain on extinguishment of debt was $1,505,088 and $1,564,941. We did have any gain from debt extinguishment in the 2022 periods. The gains on debt extinguishment in 2021 were attributable to the settlement of convertible debt and warrants, the conversion of convertible debt, and the settlement of other payables.

During the three and six months ended June 30, 2022, we recorded settlement income (expense) of $700 and $(227,811) in connection with the settlement of a lawsuit, respectively.

During the three and six months ended June 30, 2021, we recorded other income of $75,787 and $183,822, respectively, compared to $0 in the 2022 periods. Other income was primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces. We no longer receive sublease income.

For the three and six months ended June 30, 2021, derivative income was $3,979,289 and $3,284,306, respectively. During the three and six months ended June 30, 2021, we recorded a derivative expense related to the adjustment to derivative liabilities to fair value.

Net Loss

Due to factors discussed above, for the three months ended June 30, 2022 and 2021, net (loss) income amounted to $(708,966) and $3,682,857, respectively. For the three months ended June 30, 2022 and 2021, net (loss) income attributable to common shareholders, which included a deemed dividend related to beneficial conversion features on preferred stock and the dividends accrued on Series E and Series G preferred stock of $106,834 and $156,097, amounted to $(815,800), or $(0.00) per basic and diluted common share, and $3,526,760, or $0.00 per basic and diluted common share, respectively. For the six months ended June 30, 2022 and 2021, net (loss) income amounted to $(2,746,197) and $1,413,677, respectively. Additionally, for the six months ended June 30, 2022 and 2021, net (loss) income attributable to common shareholders, which included a deemed dividend related to beneficial conversion features on preferred stock and the dividends accrued on Series E and Series G preferred stock of $215,885 and $985,933, amounted to $(2,962,082), or $(0.00) per basic and diluted common share, and $427,744, or $0.00 per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2022 and December 31, 2021, we had a cash balance of $5,778,706 and $6,067,692, respectively. Our working capital was $5,736,499 on June 30, 2022. We reported a net decrease in cash for the six months ended June 30, 2022 as compared to December 31, 2021 of $288,986 primarily as a result of net cash proceeds received from the sale of Series G preferred stock units of $855,000, cash proceeds from the exercise of warrants of $245,714, and net cash proceeds received from the sale of the assets of Shyp FX of $748,500, offset by the use of net cash for the repayment of notes payable of $295,596, and by cash used in operations of $1,818,604.

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

On January 25, 2022, the Company entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 70,000 shares of Series G and (ii) Warrants to purchase 70,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each share of Series G purchased (the “January 2022 Series G Offering”). The gross proceeds to the Company were $700,000, or $10.00 per unit. The Company paid placement agent fees of $70,000 and received net proceeds of $630,000. On March 4, 2022, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Investor agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 25,000 shares of Series G and (ii) Warrants to purchase 25,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased (the “March 2022 Series G Offering”). The gross proceeds to the Company were $250,000, or $10.00 per unit. The Company paid placement agent fees of $25,000 and received net proceeds of $225,000. The initial exercise price of the Warrants related to the January 2022 and March 2022 Series G Offerings is $0.01 per share, subject to adjustment. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The aggregate cash fees of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

Cash Flows

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2022 amounted to $1,818,604. During the six months ended June 30, 2022, net cash used in operating activities was primarily attributable to net loss of $2,746,197, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $377,500, stock-based compensation of $1,040,167, stock-based professional fees of $8,333, and a non-cash gain from the sale of the assets of Shyp FX of $296,689, and changes in operating assets and liabilities such as a decrease in accounts receivable of $8,094, an increase in prepaid expenses and other current assets of $156,126, an increase in security deposit of $6,245, an decrease in accounts payable and accrued expenses of $50,014, an increase in insurance payable of $42,424, and a decrease in accrued compensation and related benefits of $39,151.

Net cash flows used in operating activities for the six months ended June 30, 2021 amounted to $1,919,434. During the six months ended June 30, 2021, net cash used in operating activities was primarily attributable to net income of $1,413,677, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $293,616, derivative income of $(3,284,306), amortization of debt discount of $83,548, gain on debt extinguishment of $(1,564,941), and loss on lease abandonment of $616,074, and changes in operating assets and liabilities such as a decrease in accounts receivable of $226,268, a decrease in prepaid expenses and other current assets of $34,917, a decrease in security deposit of $61,000, an increase in accounts payable and accrued expenses of $264,692, a decrease in insurance payable of $14,720, and a decrease in accrued compensation and related benefits of $28,330.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2022 amounted to $748,500 and consisted of net cash proceeds received from the sale of the assets of Shyp FX.

Net cash used in investing activities for the six months ended June 30, 2021 amounted to $2,123,115 and consisted of net cash used for the acquisition of DDTI and Cougar Express.

Financing activities

For the six months ended June 30, 2022, net cash provided by financing activities totaled $781,118. During the six months ended June 30, 2022, we received proceeds from the sale of Series G preferred shares of $855,000, and cash proceeds of $245,714 from the exercise of warrants, offset by the repayment of notes payable of $295,596 and the payment of liquidating damages of $24,000.

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

Historically, we have primarily funded our operations with proceeds from sales of convertible debt and convertible preferred stock. Since our inception, we have incurred recurring losses, including a loss from operations of $2,805,313 and $3,355,803 for the six months ended June 30, 2022 and 2021, respectively. Until such time that we implement our growth through acquisition strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company.

During the year ended December 31, 2021, we issued an aggregate of 343,118 shares of our Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of our Series G preferred stock for net proceeds of $5,479,560. The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. Additionally, during the year ended December 31, 2021, we received proceeds of $4,226,383 from the exercise of stock warrants. Additionally, during the six months ended June 30, 2022, we issued an aggregate of 95,000 shares of our Series G preferred stock for net proceeds of $855,000 and received proceeds of $245,714 from the exercise of stock warrants. As such, we expect that our cash as of June 30, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Sebastian Giordano, our Chief Executive Officer (“CEO”) and James Giordano, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2022. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30. 2022.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended June 30, 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, whether material or not.

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

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the case and exchange mutual general releases for a cash payment by the Company to Bellridge of $250,000, which amount was paid in May 2022, at which time the releases took effect. In connection with this settlement, during the six months ended June 30, 2022, the Company recorded settlement expense of $227,111.

In partial consideration for the settlement, TLSS and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of March 31, 2022 and December 31, 2021.

SCS, LLC v. TLSS

On January 14, 2021, a former financial consultant to the Company, SCS, LLC, filed an action against the Company in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Case No. 50-2020-CA-012684.

In this action, SCS alleges that it entered into a renewable six-month consulting agreement with the Company dated September 5, 2019 and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleged claims for breach of contract, quantum meruit, unjust enrichment and account stated.

On February 9, 2021, the Company filed its answer, defenses and counterclaims in this action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also avers, in its counterclaims, that SLS owes the Company damages in excess of the $42,000 sought in the main action because SLS was at least grossly negligent in any due diligence it undertook before recommending that the Company acquire Prime EFS LLC in June 2018. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

A two-day non-jury trial was held in this action in Palm Beach County, Florida, on April 20-21, 2022. However, at the end of the second day a mistrial was declared because SCS had not withdrawn its motion to strike and answered the counterclaims. Since the mistrial, there have been no further filings or proceedings in this case.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint. The Company therefore intends to defend this case vigorously.

Because there have been no further filings or proceedings on this case since April 2022, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, the demand remains $42,000.

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

The Court is scheduled to hear argument on all defendants’ MTD on September 9, 2022.

While they hope to prevail on the motion, win or lose, Company management and Ascentaur LLC advise that they believe this action is frivolous intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

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

Under the currently operative pre-trial order, the discovery period in this action has been extended to December 2, 2022. All Defendants in this action intend to vigorously defend themselves in this action and to pursue the third-party actions against both County Hall and Acrisure. However, owing to the early stage of this action, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express conducts its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSS. The case was No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport sought to evict the tenants forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease.

By stipulation filed with the Court on May 19, 2022, this matter was settled and terminated. Pursuant to the settlement, Cougar agreed to pay, and paid, certain unpaid common charges of $8,016.25 and monthly rent at a rate of $33,275 per month until Cougar vacates the premises. Cougar also agreed to vacate the premises by September 30, 2022. Owing to the Cougar’s acquisition of JFK Cartage, Cougar does not anticipate having any difficulties whatsoever vacating the Valley Stream location by the September 30, 2022 lease termination.

COR Holdings, LLC

In the second quarter of 2022, COR Holdings LLC, a lender to the Company’s former Prime EFS subsidiary, made an informal (email) demand that it be issued 3,882,480 shares of Company common stock in exchange for an alleged $97,062.00 balance due. The Company had, pursuant to a debt conversion rights agreement dated August 28, 2020, granted COR a one-year option to exchange the debt at $0.025 per share of Company common stock; however, COR never exercised that option prior to its expiration on August 28, 2021. The Company believes, on advice of counsel, that COR’s sole remedy for the unpaid debt is through Prime EFS’s Assignment for Benefit of Creditors proceeding in New Jersey. Therefore, if COR choses to pursue this claim against the Company, the Company intends to oppose it vigorously. However, because no formal claim has been filed, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Ryder Truck Rental, Inc.

In the first quarter of 2022, an attorney representing Ryder Truck Rental issued a letter to certain former officers and employees of the Company’s former Shypdirect subsidiary, demanding payment of $308,240.65 under certain open invoices for trucks leased by Shypdirect, $1,141,211.55 in certain additional charges under a 2018 contract, and $434,835.66 in attorney’s fees. Solely to avoid the expense and distraction of litigation, including without limitation, certain alter ego and derivative liability claims alleged by Ryder, on August 5, 2022, the Company, pursuant to a Settlement Agreement and Mutual General Releases dated August 2, 2022, paid Ryder $6,500 in full and final settlement. The release of claims executed by Ryder covers, among others, the Company and all its former and current subsidiaries, directors, officers and employees as well as all former members and managers of Shypdirect.

Other than discussed above, as of June 30, 2022, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022 and amended on May 1, 2022, the Company issued an aggregate of 969,149 of its common shares pursuant to a consulting agreement. These shares were valued at $10,000, or a share price ranging from $0.008 to $0.014e, based on the quoted closing price of the Company’s common stock on the measurement dates.

The above securities were issued in reliance upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

On May 23, 2022, we received notice from OTC Markets Group that as the Company’s bid price has closed below $0.01 for more than 30 consecutive calendar days, it no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which states that the Company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.”

We were informed further that, as per Section 4.1 of the OTCQB Standards, the Company will be granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. If this requirement is not met by August 21st, 2022, the Company’s common stock will be removed from the OTCQB marketplace. Upon such removal, the Company’s common stock would likely return to being quoted on the OTC Pink Tier of the OTC Markets Group, Inc. (continuing under the same symbol, “TLSS”) and would likely be subject to only limited quotation on the OTC Pink Tier. In addition, we were informed further that in the event that the Company’s closing bid price of the Company’s common stock falls below $0.001 per share at any time for five (5) consecutive trading days, the Company’s common stock will be immediately removed from OTCQB. The Company plans to consider steps that may avoid such removal from the OTCQB marketplace, but no assurance can be given that such steps will succeed in avoiding such removal.

Since our stock price is less than $0.01 per share as of the date of this filing, it is likely that on August 21, 2022, we will be removed from the OTCB Marketplace and our common stock will be quoted on the OTC Pink Tier. We chose not to reverse split our common stock and, instead, to await the results of the achievement of our business plan for acquisitions and financings, which, if successful, may result in an increase in the share price of our common stock, enabling us to reapply for re-listing on the OTCQB.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: August 12, 2022	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Executive Officer (Principal Executive Officer) and Director

