Form 10-Q
period 2022-09-30
Transportation & Logistics Systems, Inc.
filed 2022-11-14
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2022
Common Stock, $0.001	3,636,691,682

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

September 30, 2022

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets - As of September 30, 2022 (unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) – For the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2022 and 2021 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION		46

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
Signatures		52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,440,726	$6,067,692
Accounts receivable, net	2,751,451	481,734
Prepaid expenses and other current assets	662,033	197,336

Total Current Assets	5,854,210	6,746,762

OTHER ASSETS:
Security deposit	355,194	33,340
Property and equipment, net	1,781,180	577,205
Right of use assets, net	8,741,980	-
Goodwill	7,421,863	-
Intangible assets, net	1,723,830	2,177,382

Total Other Assets	20,024,047	2,787,927

TOTAL ASSETS	$25,878,257	$9,534,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable, current portion	$516,836	$283,141
Accounts payable	546,980	312,772
Accrued expenses	506,723	212,975
Insurance payable	329,802	98,255
Lease liabilities, current portion	2,000,393	-
Accrued compensation and related benefits	77,572	98,964

Total Current Liabilities	3,978,306	1,006,107

LONG-TERM LIABILITIES:
Notes payable, net of current portion	5,432,838	12,455
Lease liabilities, net of current portion	6,746,178	-

Total Long-term Liabilities	12,179,016	12,455

Total Liabilities	16,157,322	1,018,562

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 0 and 700,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (Liquidation value $0 and $700, respectively)	-	700
Series D preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively ($6.00 per share liquidation value)	-	-
Series E preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 and 51,605 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively ($13.34 per share liquidation value)	21	52
Series G preferred stock, par value $0.001 per share; 1,000,000 shares designated; 575,000 and 615,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively ($10.00 per share liquidation value)	575	615
Series H preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (No per share liquidation value)	32	-
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 3,636,691,682 and 2,926,528,666 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,636,692	2,926,529
Additional paid-in capital	129,207,348	124,604,718
Accumulated deficit	(123,123,733)	(119,016,487)

Total Shareholders’ Equity	9,720,935	8,516,127

Total Liabilities and Shareholders’ Equity	$25,878,257	$9,534,689

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUES	$1,700,854	$1,207,305	$4,364,747	$4,273,498

COST OF REVENUES	1,236,630	1,178,113	3,221,182	4,422,429

GROSS PROFIT (LOSS)	464,224	29,192	1,143,565	(148,931)

OPERATING EXPENSES:
Compensation and related benefits	720,339	351,908	2,770,092	1,064,570
Legal and professional fees	259,597	487,473	948,094	1,470,926
Rent	217,717	154,132	430,011	521,688
General and administrative expenses	282,850	323,658	816,960	821,593
Loss on lease abandonment	-	607,554	-	1,223,628

Total Operating Expenses	1,480,503	1,924,725	4,965,157	5,102,405

LOSS FROM OPERATIONS	(1,016,279)	(1,895,533)	(3,821,592)	(5,251,336)

OTHER INCOME (EXPENSES):
Interest expense	(14,635)	(71,939)	(24,397)	(290,898)
Interest expense - related parties	-	(22,685)	-	(67,315)
Warrant exercise inducement expense	-	(4,193,134)		(4,193,134)
Gain on debt extinguishment, net	-	-	-	1,564,941
Gain on sale of subsidiary	(2,714)	-	293,975	-
Gain on deconsolidation of subsidiaries	-	12,427,220	-	12,427,220
Settlement income (expense)	(10,150)	-	(237,961)	-
Other income	-	11,001	-	194,823
Derivative income	-	-	-	3,284,306

Total Other Income (Expenses)	(27,499)	8,150,463	31,617	12,919,943

(LOSS) INCOME BEFORE INCOME TAXES	(1,043,778)	6,254,930	(3,789,975)	7,668,607

Provision for income taxes	-	-	-	-

NET (LOSS) INCOME	(1,043,778)	6,254,930	(3,789,975)	7,668,607

Deemed dividends related to beneficial conversion features, and accrued dividends	(101,386)	(21,386)	(317,271)	(1,007,319)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,145,164)	$6,233,544	$(4,107,246)	$6,661,288

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,438,148,807	2,600,758,966	3,266,732,522	2,160,897,037
Diluted	3,438,148,807	2,899,703,458	3,266,732,522	2,506,656,853

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	700,000	$700	51,605	$52	615,000	$615	-	$-	2,926,528,666	$2,926,529	$124,604,718	$(119,016,487)	$8,516,127

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	24,571,429	24,571	221,143		245,714

Common stock issued for services and future services	-	-	-	-	-	-	-	-	161,671,888	161,672	88,328	-	250,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	586,133	-	586,133

Sales of Series G preferred share units	-	-	-	-	95,000	95	-	-	-	-	854,905	-	855,000

Common stock issued for conversion of Series E preferred shares	-	-	(19,947)	(20)	-	-	-	-	75,000,000	75,000	(74,980)	-	-

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(109,051)	(109,051)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,037,231)	(2,037,231)

Balance, March 31, 2022	700,000	700	31,658	32	710,000	710	-	-	3,187,771,983	3,187,772	126,280,247	(121,162,769)	8,306,692

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	40,086,207	40,086	(40,086)	-	-

Common stock issued for services and future services	-	-	-	-	-	-	-	-	969,149	969	9,031	-	10,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	204,034	-	204,034

Common stock issued for conversion of Series E preferred shares	-	-	(10,240)	(11)	-	-	-	-	38,500,868	38,501	(62,490)	-	(24,000)

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(92,500)	(92)	-	-	129,272,885	129,273	(108,047)	-	21,134

Cancellation of Series B preferred in connection with settlement	(700,000)	(700)	-	-	-	-	-	-	-	-	-	-	(700)

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(106,834)	(106,834)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(708,966)	(708,966)

Balance, June 30, 2022	-	-	21,418	21	617,500	618	-	-	3,396,601,092	3,396,601	126,282,689	(121,978,569)	7,701,360

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	180,910	-	180,910

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(42,500)	(43)	-	-	61,178,746	61,179	(42,953)	-	18,183

Series H preferred and common stock issued in connection with acquisition			-	-	-	-	32,374	32	178,911,844	178,912	2,786,702	-	2,965,646

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(101,386)	(101,386)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,043,778)	(1,043,778)

Balance, September 30, 2022	-	$-	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,207,348	$(123,123,733)	$9,720,935

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series G		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	700,000	$700	105,378	$105	-	$-	-	$-	1,733,847,494	$1,733,848	$104,872,991	$(122,621,060)	$(16,013,416)

Common stock issued for debt conversion	-	-	-	-	-	-	-	-	15,454,546	15,454	154,546	-	170,000

Sales of Series E preferred share units	-	-	310,992	311	-	-	-	-	-	-	3,257,689	-	3,258,000

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	-	-	777,510	(829,836)	(52,326)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,269,180)	(2,269,180)

Balance, March 31, 2021	700,000	700	416,370	416	-	-	-	-	1,749,302,040	1,749,302	109,062,736	(125,720,076)	(14,906,922)

Common stock issued for debt conversion	-	-	-	-	-	-	-	-	44,282,163	44,282	329,174	-	373,456

Sales of Series E preferred shares units	-	-	32,126	32	-	-	-	-	-	-	332,468	-	332,500

Common stock issued for conversion of Series E preferred shares	-	-	(340,346)	(340)	-	-	-	-	571,296,287	571,296	(570,956)	-	-

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	121,053,570	121,054	564,660	-	685,714

Beneficial conversion effect related to beneficial conversions	-	-	-	-	-	-	-	-	-	-	143,872	-	143,872

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	-	-	104,533	(156,097)	(51,564)

Net Income	-	-	-	-	-	-	-	-	-	-	-	3,682,857	3,682,857

Balance, June 30, 2021	700,000	700	108,150	108	-	-	-	-	2,485,934,060	2,485,934	109,966,487	(122,193,316)	(9,740,087)

Common stock issued for conversion of Series E preferred shares	-	-	(17,135)	(17)	-	-	-	-	25,725,519	25,726	(25,709)	-	-

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	325,539,430	325,539	2,929,416	-	3,254,955

Warrant exercise inducement expense	-	-	-	-	-	-	-	-	-	-	4,193,134	-	4,193,134

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	-	-	-	(21,386)	(21,386)

Net Income	-	-	-	-	-	-	-	-	-	-	-	6,254,930	6,254,930

Balance, September 30, 2021	700,000	$700	91,015	$91	-	$-	-	$-	2,837,199,009	$2,837,199	$117,063,328	$(115,959,772)	$3,941,546

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,789,975)	$7,668,607
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	532,550	498,876
Amortization of debt discount to interest expense	-	83,548
Stock-based compensation	1,221,077	-
Stock-based professional fees	10,000	-
Non-cash gain from sale of subsidiary	(296,689)	-
Non-cash gain from deconsolidation of subsidiaries	-	(12,448,899)
Derivative income, net	-	(3,284,306)
Non-cash portion of gain on extinguishment of debt, net	-	(1,564,941)
Non-cash portion of gain on settlement	(700)	-
Loss on lease abandonment	-	1,223,628
Warrant exercise inducement expense	-	4,193,134
Rent expense	4,591	1,680
Bad debt recovery	-	(11,240)
Other non-cash gain	-	(11,806)
Change in operating assets and liabilities:
Accounts receivable	1,173	173,941
Prepaid expenses and other current assets	(193,392)	159,142
Security deposit	(3,552)	94,000
Accounts payable and accrued expenses	(295,981)	500,908
Insurance payable	61,735	(123,445)
Accrued compensation and related benefits	(90,514)	(16,310)

NET CASH USED IN OPERATING ACTIVITIES	(2,839,677)	(2,863,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(118,617)	-
Proceeds from sale of property and equipment	-	3,451
Cash acquired in acquisitions	138,336	10,031
Cash used for acquisitions	(1,930,712)	(2,133,146)
Cash proceeds from sale of subsidiary	748,500	-

NET CASH USED IN INVESTING ACTIVITIES	(1,162,493)	(2,119,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series E preferred share units	-	3,590,500
Payment of liquidated damages on Series E preferred shares	(24,000)	-
Net proceeds from sale of series G preferred share units	855,000	-
Proceeds from exercise of warrants	245,714	3,940,669
Proceeds from notes payable	108,395	-
Repayment of notes payable	(809,905)	(496,291)
Net proceeds (payments) of related party advances	-	37,315

NET CASH PROVIDED BY FINANCING ACTIVITIES	375,204	7,072,193

NET (DECREASE) INCREASE IN CASH	(3,626,966)	2,089,046

CASH, beginning of period	6,067,692	579,283

CASH, end of period	$2,440,726	$2,668,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$24,397	$288,533
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued interest for common stock	$-	$543,457
Reclassification of due to related parties to accrued expenses	$-	$94,000
Deemed dividend related to price protection and beneficial conversion features	$-	$882,043
Conversion of Series E preferred stock to common stock	$31	$-
Conversion of Series G preferred stock and accrued dividends to common stock	$39,317	$-
Accrual of preferred stock dividends	$317,271	$-
Issuance of common stock for future services	$5,000	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$2,270,890	$265,175
Prepaid expenses	271,305	7,534
Property and equipment	1,466,167	257,416
Right of use assets	8,825,892	44,388
Other receivable	-	622,240
Security deposits	318,302	33,340
Total assets acquired	13,152,556	1,230,093
Less: liabilities assumed:
Accounts payable	355,185	132,155
Accrued expenses	190,798	86,194
Insurance payable	169,812	-
Accrued compensation and related benefits	69,122	-
Notes payable	6,355,588	1,491,458
Lease liabilities	8,825,892	44,388
Total liabilities assumed	15,966,397	1,754,195
Fair value of shares for acquisitions	2,965,646
Increase in intangible assets - non-cash	$5,779,487	$524,102

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

During the nine months ended September 30, 2022, three customers accounted for 48.2% of the Company’s total net revenues. Approximately 36.7% of the Company’s revenue of $4,273,498 for the nine months ended September 30, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect. This impact caused Shypdirect to become insolvent and to cease operations.

While the Company has commenced replacing its Amazon business with the acquisitions as set forth below, the Company continues to: (i) seek new last-mile, mid-mile and long-haul business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities.

On November 13, 2020, the Company formed a wholly owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, the Company executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks (See Note 3). On April 28, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement” with an unrelated third party. Pursuant to the Asset Purchase Agreement, Shyp FX sold substantially all its asset and specific liabilities. The Asset Purchase Agreement closed in June 2022 (See Note 3).

On November 16, 2020, the Company formed a wholly owned subsidiary, TLSS Acquisition, Inc., a company incorporated under the laws of the State of Delaware (“TLSS Acquisition”). On March 24, 2021, TLSS Acquisition acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area (“Cougar Express”). Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country (See Note 3).

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, Inc., a company incorporated under the laws of the State of New York (“Shyp CX”). Shyp CX does not engage in any revenue-generating operations.

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“JFK Cartage”). Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. With annual revenues of $3.6 million in 2021 and approximately $2.0 million for the first six months of 2022, JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area (See Note 3).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSS-FC, Inc. (“TLSSFC”), closed on an acquisition of all outstanding stock of Freight Connections, Inc., a New Jersey-based company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area (“Freight Connections”). Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired, is an unrelated party. Freight Connections was founded in 2016 and is a privately held transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services (See Note 3).

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

The Company’s results of operations for the nine months ended September 30, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021, the filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

Unless the context otherwise requires, TLSS and its wholly owned subsidiaries, TLSS Acquisition, TLSSFC, Cougar Express, Shyp FX, Shyp CX, JFK Cartage, and Freight Connections, and its deconsolidated subsidiaries, Prime EFS and Shypdirect, whose results of operations for the nine months ended September 30, 2021 are included in the results of the Company prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey, are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

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

On August 16, 2021 the Company’s subsidiaries, Prime EFS and Shypdirect executed Deed of Assignments for the Benefit of Creditors in the State of New Jersey ABC Statute, assigning all the Prime EFS and Shypdirect assets to the Assignee and filing for dissolution. The Company’s results of operations for the nine months ended September 30, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey.

The unaudited condensed consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, TLSS Acquisition, TLSSFC, Cougar Express, Shyp FX and Shyp CX, JFK Cartage since its acquisition on July 31, 2022, and Freight Connection since its acquisition on September 16, 2022, and Prime EFS and Shypdirect through the date of deconsolidation (September 7, 2021). All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2022 and December 31, 2021, the Company had a cash balance of $2,440,726 and $6,067,692, respectively. The Company’s working capital was $1,875,904 on September 30, 2022. The Company reported a net decrease in cash for the nine months ended September 30, 2022 as compared to December 31, 2021 of $3,626,966 primarily as a result of the use of cash used for the repayment of notes payable of $809,905, cash used to purchase property and equipment of $118,617, cash used in operations of $2,839,677, and cash used for acquisitions of $1,930,712, offset by net cash proceeds received from the sale of Series G preferred stock units of $855,000, cash proceeds from the exercise of warrants of $245,714, proceeds from notes payable of $108,395, cash acquired in acquisitions of $138,336, and net cash proceeds received from the sale of the assets of Shyp FX of $748,500. During the year ended December 31, 2021, the Company issued an aggregate of 343,118 shares of its Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of its Series G preferred stock for net proceeds of $5,479,560. Additionally, during the year ended December 31, 2021, the Company received proceeds of $4,226,383 from the exercise of stock warrant. The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. Historically, the Company has primarily funded its operations with proceeds from sales of convertible debt and convertible preferred stock. Since its inception, the Company has incurred recurring losses, including a loss from operations of $3,821,592 and $5,251,336 for the nine months ended September 30, 2022 and 2021, respectively. Until such time that the Company implements its growth through acquisition strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. The Company believes that its existing working capital and its future cash flows from operating activities will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Risks and uncertainties

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had some effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company continues to be affected by possible procurement and shipping delays, supply chain interruptions, and increased fulfilment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2022, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company measures certain financial instruments at fair value on a recurring basis. As of September 30, 2022 and December 31, 2021, the Company had no assets and liabilities measured at fair value on a recurring basis.

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Nine Months ended September 30, 2022	For the Nine Months ended September 30, 2021
Balance at beginning of period	$-	$4,181,187
Gain on extinguishment of debt related to repayment or conversion of debt	-	(896,881)
Change in fair value included in derivative gain	-	(3,284,306)
Balance at end of period	$-	$-

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

Cash and cash equivalents

For purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On September 30, 2022, cash in bank in excess of FDIC insured levels amounted to approximately $2,223,000. The Company has not experienced any losses in such accounts through September 30, 2022.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Business acquisitions

The Company accounted for the acquisition of Cougar Express, JFK Cartage, and Freight Connections using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. The Company annually reviews goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values.

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the nine months ended September 30, 2022 and 2021, the Company believes that it operates in one operating segment related to deliveries for on-line retailers in New York, New Jersey, Pennsylvania and other areas, and tractor trailer and box truck deliveries of product on the east coast of the United States from one distributor’s warehouse to another warehouse or from a distributor’s warehouse to the post office.

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

SEPTEMBER 30, 2022

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

Basic and diluted (loss) income per share

Pursuant to ASC 260-10-45, basic (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted (loss) income per share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for convertible debt and Series B, E, G and H preferred shares (using the as-if converted method). These common stock equivalents may be dilutive in the future.

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income per common share - basic:
Net (loss) income attributable to common stockholders	$(1,145,164)	$6,233,544	$(4,107,246)	$6,661,288
Weighted average common shares outstanding – basic	3,438,148,807	2,600,758,966	3,266,732,522	2,160,897,037
Net (loss) income per common share – basic	$(0.00)	$0.00	$(0.00)	$0.00

Net (loss) income per common share - diluted:
Net (loss) income attributable to common shareholders – basic	$(1,145,164)	$6,233,544	$(4,107,246)	$6,661,288
Add: Series E dividends	-	21,386	-	1,007,319
Numerator for net (loss) income per common share – diluted	$(1,145,164)	$6,254,930	$(4,107,246)	$7,668,607
Weighted average common shares outstanding – basic	3,438,148,807	2,600,758,966	3,266,732,522	2,160,897,037
Add: dilutive shares related to:
Warrants	-	176,830,482	-	223,645,806
Series B preferred	-	700,000	-	700,00
Series E preferred	-	121,414,010	-	121,414,010
Weighted average common shares outstanding – diluted	3,438,148,807	2,899,703,458	3,266,732,522	2,506,656,853
Net (loss) income per common share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the nine months ended September 30, 2022 and 2021 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	September 30, 2022	September 30, 2021
Stock warrants	1,258,008,109	467,008,109
Stock options	80,000	80,000
Series B convertible preferred stock	-	700,000
Series E convertible preferred stock	28,571,600	121,414,010
Series G convertible preferred stock	575,000,000	-
Series H convertible preferred stock	323,740,000	-
	2,185,399,709	589,202,119

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

NOTE 3 – ACQUISITIONS AND DISPOSITION

Acquisitions

2022

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“JFK Cartage”). Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. With annual revenues of $3.6 million in 2021 and approximately $2.0 million for the first six months of 2022, JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000 , subject to certain adjustments. The Company: (i) paid $405,712 in cash at closing; and (ii) JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller, $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that existed on the books of JFK Cartage, which was paid in August 2022; and (iv) agreed to pay certain accrued liabilities and other notes payable that exists on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,102,647, which includes cash of $405,712 plus the $696,935 promissory note that is in the name of JFK Cartage. The purchase consideration amount did not include the SBA loan of $503,065, and accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSSFC, closed on an acquisition of all outstanding stock of Freight Connections, a company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired (the “Freight Connections Seller”), is an unrelated party. Freight Connections was founded in 2016 and is a transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services. Prior to the closing, the Company, TLSS Acquisition, Inc. (“TLSS Acquisition”) and Freight Connections Seller entered into an amendment to their Stock Purchase and Sale Agreement, dated as of May 23, 2022 (the “Amended SPA”), and TLSS Acquisition assigned its interest in the Amended SPA to TLSSFC. Pursuant to the Amended SPA, the total purchase price was $9,365,000, subject to certain adjustment. TLSSFC: (i) paid $1,525,000 in cash at closing, (ii) Freight Connections entered into a $4,544,671 secured promissory note with the Freight Connections Seller, with interest accruing at the rate of 5% per annum and then 10% per annum as of March 1, 2023 (The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections), and (iii) assumed certain debt. The Company issued to the Freight Connections Seller 178,911,844 shares of the Company’s common stock and 32,374 shares of the Company’s Series H preferred stock which is convertible into an aggregate of 323,740,000 shares of the Company’s common stock based on a conversion of 10,000 shares of common stock for each share of Series H preferred stock outstanding. The common stock and the as if converted number of Series H preferred stock were valued at $0.0059 per share based on the quoted closing price of the Company’s common stock on the measurement date, for an aggregate fair value of $2,965,646. The number of shares was calculated as follows: (a) shares of common stock of the Company equal to no more than 4.99% of the number of shares of common stock outstanding immediately after such issuance, and (b) the balance of the shares in Series H Convertible Preferred Stock, a new series of non-voting, convertible preferred stock issuable to sellers in connection with acquisitions or strategic transactions approved by a majority of the directors of the Company. TLSSFC agreed to pay certain accrued liabilities and other notes payable that existed on the books of Freight Connections and agreed to pay the $4,544,671 secured promissory note which was assumed by Freight Connections. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $9,035,317 which includes (i) cash paid of $1,525,000, (ii) the aggregate fair value of common shares and Series H preferred shares issued to Freight Connections Seller of $2,965,646 , and (iii) the $4,544,671 secured promissory note in the name of Freight Connections. The purchase consideration amount does not include accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

The Freight Connections Seller also entered into an employment agreement, including non-competition provisions, to continue with Freight Connections after the acquisition

The assets acquired and liabilities assumed were recorded at their estimated fair values on the respective acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible assets. After the purchase price measurement period, the Company may record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the preliminary purchase price allocations, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the respective 2022 acquisition:

	JFK Cartage	Freight Connections	Total
Assets acquired:
Cash	$29,280	$109,056	$138,336
Accounts receivable, net	308,365	1,962,525	2,270,890
Other assets	206,591	383,016	589,607
Property and equipment	44,839	1,421,328	1,466,167
Right of use assets	1,172,972	7,652,920	8,825,892
Non-compete agreement	150,000	-	150,000
Goodwill	1,077,117	6,344,746	7,421,863
Total assets acquired at fair value	2,989,164	17,873,591	20,862,755
Liabilities assumed:
Notes payable	(515,096)	(598,886)	(1,113,982)
Accounts payable	(10,559)	(344,626)	(355,185)
Accrued expenses	(187,890)	(241,842)	(429,732)
Lease liabilities	(1,172,972)	(7,652,920)	(8,825,892)
Total liabilities assumed	(1,886,517)	(8,838,274)	(10,724,791)
Net asset acquired	$1,102,647	$9,035,317	$10,137,964
Purchase consideration paid:
Cash paid	$405,712	$1,525,000	$1,930,712
Notes payable	696,935	4,544,671	5,241,606
Common shares and Series H preferred shares issued	-	2,965,646	2,965,646
Total purchase consideration paid	$1,102,647	$9,035,317	$10,137,964

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

2021

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

Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the respective 2021 acquisition:

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the nine months ended September 30, 2022 and 2021, acquisition and transaction related expenses primarily consisted of legal fees of approximately $0 and $8,200, respectively. Additionally, the Company paid expenses and fees relating to the sale of Series E preferred stock in which a portion of the proceeds were used to pay the cash portion of the consideration (see Note 9).

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of JFK Cartage and Freight Connections had occurred as of the beginning of the following periods:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Net Revenues	$13,431,250	$13,569,636
Net (Loss) Income	$(2,911,605)	$8,506,586
Net (Loss) Income per Share	$(0.00)	$0.00

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Disposition

Sale of Shyp FX assets

On June 21, 2022, the Company sold substantially all of the assets of Shyp FX in an all-cash transaction. The purchaser was Farhoud Logistics Inc., a New Jersey corporation, an unrelated party. Under the terms of the sale, The Company sold the assets of Shyp FX consisting of transportation equipment and other equipment and the business of Shyp FX for $825,000. The Company received net proceeds of $748,500 which is net of a broker commission of $75,000 and other expenses of $4,214. $25,000 is being held in escrow, pending bulk sale tax clearance from the State of New Jersey and to cover the estimated cost of a vehicle repair. In connection with the sale of these assets, for the nine months ended September 30, 2022, the Company recorded a gain on the sale of $293,975 which consisted of the following:

Amount
Total sale price consideration received	$825,000
Less:
Commissions and other fees paid	79,214
Write-off of unamortized intangible assets	194,505
Net book value of property and equipment sold	257,306
531,025
Gain on sale of subsidiaries assets	$293,975

NOTE 4 – ACCOUNTS RECEIVABLE

On September 30, 2022 and December 31, 2021, accounts receivable, net consisted of the following:

	September 30, 2022	December 31, 2021
Accounts receivable	$3,053,503	$481,734
Allowance for doubtful accounts	(302,052)	-
Accounts receivable, net	$2,751,451	$481,734

NOTE 5 - PROPERTY AND EQUIPMENT

On September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful Life	September 30, 2022	December 31, 2021
Delivery trucks and vehicles	3 - 9 years	$1,430,310	$747,889
Machinery and equipment	3 - 10 years	445,958	51,301
Office equipment and furniture	1 - 3 years	97,701	-
Leasehold improvements	2 years	10,936	-
Subtotal		1,984,905	799,190
Less: accumulated depreciation		(203,725)	(221,985)
Property and equipment, net		$1,781,180	$577,205

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company sold delivery trucks and equipment with a net book value of $257,306 (See Note 3).

For the nine months ended September 30, 2022 and 2021, depreciation expense is included in general and administrative expenses and amounted to $123,503 and $173,849, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

On September 30, 2022 and December 31, 2021, intangible asset consisted of the following:

	Useful life	September 30, 2022	December 31, 2021
Customer relations	3 - 5 years	$2,123,768	2,497,217
Non-compete agreements	3 - 5 years	300,000	150,000
		2,423,768	2,647,217
Less: accumulated amortization		(699,938)	(469,835)
		$1,723,830	$2,177,382

On September 30, 2022 and December 31, 2021, goodwill consisted of the following:

	Useful life	September 30, 2022	December 31, 2021
Goodwill	-	$7,421,863	$-
		$7,421,863	$-

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company wrote off the remaining net book value of intangible assets related to the acquisition of Shyp FX of $194,505 (See Note 3).

For the nine months ended September 30, 2022 and 2021, amortization of intangible assets amounted to $409,047 and $325,027, respectively. On September 30, 2022, accumulated amortization amounted to $645,980 and $53,958 for the customer relations and non-compete, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2023	$504,754
2024	504,754
2025	496,420
2026	217,902
$1,723,830

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

SEPTEMBER 30, 2022

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

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the year ended December 31, 2021, the Company reversed the accrued Mandatory Penalty amount due of $620,400 and principal amounts due of $44,000 and recorded a gain on debt extinguishment of $664,400. Additionally, during the year ended December 31, 2021, the Company issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of September 30, 2022 and December 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0.

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

During the three months ended June 30, 2021, the Company issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of September 30, 2022 and December 31, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0.

Other convertible debt

On August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bore no interest and was payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder had the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20.000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note and accordingly, as of September 30, 2022 and December 31, 2021, the convertible note balance is $0.

Summary of derivative liabilities

During the nine months ended September 30, 2021, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model with the following assumptions:

2021
Expected dividend rate	-
Expected term (in years)	0.75 to 5.00
Volatility	169.7% to 367.0%
Risk-free interest rate	0.04% to 0.87%

For the nine months ended September 30, 2022 and 2021, amortization of debt discounts related to convertible notes amounted to $0 and $83,548, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. The weighted average interest rate during the nine months ended September 30, 2021 was approximately 18.0%.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 8 – NOTES PAYABLE

Promissory notes

On January 15, 2021, in connection with the acquisition of DDTI, the Company issued a promissory note in the amount of $400,000. The principal amount of $400,000 was payable in four installments of $100,000 plus accrued interest as follows: $100,000 plus accrued interest was due and paid on April 15, 2021, $100,000 plus accrued interest was due and paid on July 15, 2021, $100,000 plus accrued interest is due and paid on October 15, 2021 and $100,000 plus all remaining accrued interest was due and paid on January 15, 2022. Interest accrued at 4% per annum. On September 30, 2022 and December 31, 2021, the principal amount related to this note was $0 and $100,000, respectively.

On March 24, 2021, in connection with the acquisition of Cougar Express, the Company issued a promissory note in the amount of $350,000. The principal amount of $350,000 was payable in two installments of $175,000 plus accrued interest as follows: $175,000 plus accrued interest was due and paid on September 23, 2021 and $175,000 plus all remaining accrued interest was due and paid on March 23, 2022. Interest accrued at 6% per annum. On September 30, 2022 and December 31, 2021, the principal amount related to this note was $0 and $175,000, respectively.

On July 31, 2022, in connection with the acquisition of JFK Cartage, JFK Cartage issued a promissory note in the amount of $696,935. Principal amount of $98,448 is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022. This has not been paid as of the date of this report. The remaining balance of $598,487 is payable in three annual installments of $199,496, with interest at 5% per annum, payable on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On September 30, 2022, the principal amount related to this note was $696,935.

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. On September 30, 2022, the principal amount related to this note was $4,544,671.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed a merchant loan with Paypal in the amount of $15,612. On September 30, 2022, the merchant loan amount due to Paypal was $13,589.

Equipment and auto notes payable

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note was due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments were due monthly commencing on January 27, 2020. The note was secured by the trucks and was personally guaranteed by the Company’s former chief executive officer. During the year ended December 31, 2021, this note was repaid. On September 30, 2022 and December 31, 2021, the equipment note payable to this entity amounted to $0.

In connection with the acquisition of DDTI, the Company assumed several truck notes payable liabilities due to entities. On September 30, 2022 and December 31, 2021, truck notes payable to these entities amounted to $0 and $17,985, respectively.

In connection with the acquisition of Cougar Express, the Company assumed several equipment notes payable liabilities due to entities. On September 30, 2022 and December 31, 2021, equipment notes payable to these entities amounted to $0 and $2,611, respectively.

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On September 30, 2022, equipment notes payable to these entities amounted to $12,903.

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed an SBA loan that existed on the books of JFK Cartage in the amount of $500,000 and the related accrued interest. The Company repaid this SBA loan and all accrued interest in August 2022.

On July 7, 2022, the Company entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. During the three months ended September 30, 2022, the Company repaid $2,234 of this note. On September 30, 2022, the equipment note payable to this entity amounted to $44,182.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed several equipment notes payable and capital lease liabilities due to entities amounting to $583,274. On September 30, 2022, equipment notes payable to these entities amounted to $578,705.

On September 22, 2022, the Company entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. During the three months ended September 30, 2022, the Company repaid $3,290 of this note. On September 30, 2022, the equipment note payable to this entity amounted to $58,689.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Line of credit

Through December 2021, the Company’s subsidiary, Cougar Express, maintained a $5,000 line of credit with the bank. This line of credit was closed in December 2021 and was payable on demand. On December 31, 2021, principal amount outstanding under the line of credit amounted to $0.

On September 30, 2022 and December 31, 2021, notes payable consisted of the following:

	September 30, 2022	December 31, 2021
Principal amounts	$5,949,674	$295,596
Less: current portion of notes payable	(516,836)	(283,141)
Notes payable – long-term	$5,432,838	$12,455

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

On July 20, 2020, the Board filed the Certificate of Designation of Preferences (“COD”), Rights and Limitations of Series D Preferred Stock (the “Series D COD”) with the Secretary of State of the State of Nevada designating 1,250,000 shares of preferred stock as Series D. The Series D does not have the right to vote. The Series D has a stated value of $6.00 per share (the “Stated Value”). Subject only to the liquidation rights of the holders of Series B Preferred Stock that is currently issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series D is entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis. Until July 20, 2021, the holders of Series D had the right to participate, pro rata, in each subsequent financing in an amount up to 25% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

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

SEPTEMBER 30, 2022

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

Series E preferred shares

To consummate the Series E Offerings described below, the Company’s Board of Directors (the “Board”) created the Series E Convertible Preferred Stock (the “Series E”) pursuant to the authority vested in the Board by the Company’s Amended and Restated Articles of Incorporation to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 7,049,999 are unissued and undesignated. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

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

Triggering events include, but are not limited to, (1) failure to satisfy Rule 144 current public information requirements; (2) ceasing to be a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or failing to comply with the reporting requirements of a reporting company under the Exchange Act; (3) suspension from or termination of trading; (4) failure to reserve sufficient shares of Common Stock (after cure periods and subject to certain extensions); (5) various insolvency proceedings (subject to certain carveouts); (6) material breach of the Series E Offerings transaction documents; and (7) failure to comply with conversion of any Series E shares when requested by the holder thereof.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of September 30, 2022 and December 31, 2021, the Company has accrued dividends of $156,771 and $140,872, respectively, which has been included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

SEPTEMBER 30, 2022

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

Series F preferred share

Pursuant to the terms of the Securities Purchase Agreements entered in connection with the Series E Offerings by and among the Company and the investors named therein (the “Series E Investors”), the Company is required to keep reserved for issuance to the Series E Investors three times the number of shares of common stock issuable to the Series E Investors upon conversion or exercise, as applicable, of convertible notes and warrants held by the Series E Investors (the “Series E Reserve Requirement”). If the Company fails to meet the Series E Reserve Requirement within 45 days after written notice from a Series E Investor, the Company must, inter alia, sell to Company’s chief executive officer (or such other officer as the board of directors may designate) a series of preferred stock which holds voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting) for the sole purpose of amending the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue, which such preferred stock will be automatically cancelled upon the effectiveness of the resulting increase in the Company’s authorized stock.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Series G preferred shares

On December 28, 2021, the Company’s Board of Directors (the “Board”) filed the Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (the “Series G COD”) with the Secretary of State of the State of Nevada designating 1,000,000 shares of preferred stock as Series G. The Series G has a stated value of $10.00 per share (the “Series G Stated Value”). Pursuant with the Series G COD,

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

From and after the Original Issuance Date, cumulative dividends on each share of Series G shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of September 30, 2022 and December 31, 2021, the Company has accrued dividends of $262,054 and $0, respectively, which has been included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

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

SEPTEMBER 30, 2022

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

In connection with issuance of the Series G, during the nine months ended September 30, 2022, the Company paid the placement agent cash of $95,000 and issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

During the three months ended June 30, 2022, the Company issued 129,272,885 shares of its common stock in connection with the conversion of 92,500 shares of Series G and accrued dividends payable of $21,134. The conversion ratio was based on the Series G certificate of designation, as amended.

During the three months ended September 30, 2022, the Company issued 61,178,746 shares of its common stock in connection with the conversion of 42,500 shares of Series G and accrued dividends payable of $18,183. The conversion ratio was based on the Series G certificate of designation, as amended.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Series H preferred shares

On September 20, 2022, the Company’s Board of Directors (the “Board”) Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (the “Series H COD”) with the Secretary of State of the State of Nevada designating 35,000 shares of preferred stock as Series H. The Series H has no stated value. Pursuant with the Series H COD,

●	Each holder of Series H shall have no voting rights.
●	Each share of Series H shall be convertible into 10,000 shares of the Company’s common stock, subject to beneficial ownership limitations. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Series H held by the Holder. The Holder and the Company, by mutual consent, may increase or decrease the Beneficial Ownership Limitation provisions of the Series H COD, provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H held by the Holder.
●	Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series H preferred stock shall be entitled to receive out of assets of the Company legally available therefor the same amount that a holder of the Company’s common stock would receive on an as-converted basis (without regard to the beneficial ownership limitation or any other conversion limitations hereunder). The right of a Series H Holder to receive such payment shall be preferential to the right of holders of common stock but shall be subordinate to the rights of the holder of any other series of preferred stock of the Company.

In connection with the acquisitions of Freight Connections, in September 2022, the Company issued 32,374 shares of Series H preferred stock.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Shares issued in connection with conversion of Series G preferred shares

During the three months ended June 30, 2022, the Company issued 129,272,885 shares of its common stock in connection with the conversion of 92,500 shares of Series G and accrued dividends payable of $21,134. The conversion ratio was based on the Series G certificate of designation, as amended.

During the three months ended September 30, 2022, the Company issued 61,178,746 shares of its common stock in connection with the conversion of 42,500 shares of Series G and accrued dividends payable of $18,183. The conversion ratio was based on the Series G certificate of designation, as amended.

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

Shares issued in connection with acquisition

In connection with the acquisition of Freight Connections, as part of the purchase price consideration, the Company issued 178,911,844 shares of its common stock. The Company valued these common shares at a fair value of $1,055,580, or $0.0059 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

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

During the nine months ended September 30, 2022 and 2021, aggregate accretion of stock-based compensation expense on the above granted shares amounted to $971,077 and $0, respectively. Total unrecognized compensation expense related to these vested and unvested common shares on September 30, 2022 amounted to $557,316 which will be amortized over the remaining vesting period of approximately 0.25 to 2.25 years.

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

SEPTEMBER 30, 2022

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

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	-	$-
Granted	138,944,615	0.011
Shares vested	(43,145,244)	(0.011)
Non-vested, September 30, 2022	95,799,371	$0.011

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

During the nine months ended September 30, 2021, the Company entered into Securities Purchase Agreements with certain of the holders of its existing Series E preferred warrants (“Exercising Warrants Holders”). Pursuant to the Securities Purchase Agreements, the Exercising Warrants Holders and the Company agreed that the Exercising Warrants Holders would cash exercise their existing warrants, into shares of common stock underlying such existing warrants Shares. In order to induce the Exercising Warrant Holders to cash exercise their existing Warrants, the Securities Purchase Agreements provided for the issuance of new warrants (“New Warrants”) with such New Warrants to be issued in an amount equal to 50% of the number of shares acquired by the Existing Warrant Holder through the exercise of existing warrants for cash. The New Warrants are exercisable upon issuance and terminate five years following the initial exercise date. The New Warrants have an exercise price per share of $0.01. During the nine months ended September 30, 2021, of the 394,110,859 warrants exercised for cash, a total of 382,682,287 existing warrants were exercised for cash contemporaneously with the execution of the Securities Purchase Agreements resulting in total proceeds to the Company of $3,826,383. In connection with the exercise of these existing warrants for cash, the Company issued an aggregate of 191,341,147 New Warrants. The New Warrants issued in connection with the Securities Purchase Agreements were considered inducement warrants and are classified in equity. The fair value of the New Warrants issued was $4,193,134 and were expensed as warrant exercise inducement expense on the accompanying condensed consolidated statement of operations.

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

Warrants issued in connection with Series G preferred shares

In connection with the sale of Series G preferred shares, during the nine months ended September 30, 2022, the Company issued warrants to purchase 95,000,000 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Warrant activities for the nine months ended September 30, 2022 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	1,190,722,395	$0.015	4.7	$3,831,380
Granted	114,000,000	0.010
Exercises	(46,714,286)	0.010
Balance Outstanding September 30, 2022	1,258,008,109	$0.014	4.0	$0
Exercisable, September 30, 2022	1,258,008,109	$0.014	4.0	$0

Stock options

Stock option activities for the nine months ended September 30, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	80,000	$8.85	3.3	$-
Granted/Cancelled	-	-
Balance Outstanding September 30, 2022	80,000	$8.85	1.6	$-
Exercisable, September 30, 2022	60,000	$8.85	1.6	$-

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

On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute. The Company’s results of operations for the nine months ended September 30, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. The Company has been advised that the Assignee anticipates that she will be able to conclude her work, make final distributions to creditors, and close out the estates of Prime EFS and Shypdirect on or before June 30, 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

After discontinuing the foregoing federal action voluntarily and without prejudice, on April 23, 2021, Bellridge filed a civil action in New York Supreme Court, New York County, against the Company and Mercadante. This matter, the “Bellridge State Court Action,” was assigned civil action number 652728/2021. The Complaint in the Bellridge State Court Action essentially repeated the claims in the federal action.

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

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the case and exchange mutual general releases for a cash payment by the Company to Bellridge of $250,000, which amount was paid in May 2022, at which time the releases took effect. In partial consideration for the settlement, the Company and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of December 31, 2021. In connection with this settlement, during the nine months ended September 30, 2022, the Company recorded settlement expense of $227,811.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On August 5, 2020, all defendants moved to dismiss the complaint (the “MTD”) for failure to state a claim upon which relief can be granted. Among other things, movants asserted that, through this lawsuit, SCS is improperly attempting to second-guess business decisions made by the Company’s Board of Directors, based solely on hindsight (as opposed to any well-pleaded facts demonstrating a lack of care or good faith). Movants also asserted that the majority of the claims are governed by Nevada law because they concern the internal affairs of the Company. Movants further asserted that, under Nevada law, each of the business decisions challenged by SCS is protected by the business judgment rule. Movants further asserted that, even if SCS could rebut the presumption that the business judgment rule applies to all such transactions, SCS failed to allege facts demonstrating that intentional misconduct, fraud, or a knowing violation of the law occurred, a requirement under Nevada law in order for director or officer liability to arise. Movants further asserted that, because SCS’s constructive fraud claim simply repackages Plaintiff’s claims for breach of fiduciary duty, it too must fail. Movants also contended that in the absence of an adequately-alleged independent cause of action, let alone an unlawful agreement between the defendants entered into for the purpose of harming the Company, SCS’s claim for civil conspiracy must also be dismissed. Finally, movants contended that SCS’s extraordinary request that a receiver or custodian be appointed to manage and supervise the Company’s activities and affairs throughout the duration of this unfounded action is without merit inter alia because SCS does not allege the Company is subject to loss so serious and significant that the appointment of a receiver or custodian is “absolutely necessary to do complete justice.”

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On September 9, 2022 the Court heard argument on defendants’ MTD and, in a Decision issued September 15, 2022, the Court dismissed the Complaint, finding (a) that SCS had failed to adequately allege it has standing and (b) that the complaint fails to allege a claim. The dismissal was without prejudice, meaning SCS could attempt to replead its claims. On October 5, 2022, SCS filed an amended complaint (the “AC”) which, on the fact of it, (i) contains no new factual averments supporting standing and (ii) fails to address any of the specific deficiencies which the Court identified in the original, now dismissed, complaint. On October 14, 2022, defendants moved to dismiss the AC with prejudice. Defendants also moved to strike the AC on the ground that it was not filed within the 20-period mandated by the Court. The Court has set arguments on both these motions for December 13, 2022.

While they hope to prevail on the renewed motion to dismiss, win or lose, Company management and Ascentaur LLC advise that they believe the action is frivolous and intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

Owing to the fact that no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

Under the currently operative pre-trial order, all depositions of fact witnesses in the case must be completed by January 31, 2023. All Defendants in this action intend to vigorously defend themselves and to pursue the third-party actions against both County Hall and Acrisure. However, owing to the early stage of this action, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express previously conducted its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSS. The case was No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport sought to evict Cougar Express forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease.

By stipulation filed with the Court on May 19, 2022, this matter was settled and terminated. Pursuant to the settlement, Cougar agreed to pay, and paid, certain unpaid common charges of $8,016.25 and monthly rent at a rate of $33,275 per month until Cougar vacated the premises. Cougar also agreed to vacate the Valley Stream premises by September 30, 2022. Following Cougar’s acquisition of JFK Cartage, Cougar was able to vacate, and vacated the Valley Stream location by September 30, 2022.

COR Holdings, LLC

In the second quarter of 2022, COR Holdings LLC, a lender to the Company’s former Prime EFS subsidiary, made an informal (email) demand that it be issued 3,882,480 shares of Company common stock in exchange for an alleged $97,062 balance due. The Company had, pursuant to a debt conversion rights agreement dated August 28, 2020, granted COR a one-year option to exchange the debt at $0.025 per share of Company common stock; however, COR never exercised that option prior to its expiration on August 28, 2021. The Company believes, on advice of counsel, that COR’s sole remedy for the unpaid debt is through Prime EFS’s Assignment for Benefit of Creditors proceeding in New Jersey. Therefore, if COR choses to pursue this claim against the Company, the Company intends to oppose it vigorously. However, because no formal claim has been filed, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Other than discussed above, as of September 30, 2022, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

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

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connection and Mr. Joseph Corbisiero entered into an employment agreement to act as Freight Connections chief executive officer with a term extending through September 16, 2025, which provides for initial annual compensation of $165,000. Base salary shall increase to $175,000 in year two and $200,000 in year three. In addition, Mr. Corbisiero shall be entitled to annual discretionary bonuses based on Freight Connection’s achievement of certain performance results for earnings before interest, taxes, and depreciation and amortization. Furthermore, Mr. Corbisiero shall have the opportunity to earn annual discretionary bonuses in the form of grants of stock options, restricted stock or other equity, at the discretion of the Company’s Board of Directors, up to 25% of the annual base salary and such grant would vest over a three-year period. Mr. Corbisiero shall be entitled to business expense reimbursement and benefits as generally made available to the Company’s executives and shall receive an $800 per month auto allowance.

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

During the nine months ended September 30, 2021, interest expense associated with advances from related parties and related party notes payable amounted to $67,315 and is included in interest expense – related parties on the accompanying unaudited condensed consolidated statement of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 13 – CONCENTRATIONS

For the nine months ended September 30, 2022, three customers represented 48.2% of the Company’s total net revenues (12.1%, 17.5% and 18.6%, respectively). For the nine months ended September 30, 2021, four customers represented 77.9% of the Company’s total net revenues (36.7%, 19.6%, 11.3% and 10.3%, respectively).

On September 30, 2022, one customer represented 12.00% of the Company’s net accounts receivable balance. On December 31 2021, three customers, represented 48.4 of the Company’s accounts receivable balance (22.7%, 13.0% and 12.7%, respectively).

All revenues are derived from customers in the United States.

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

As a result of the acquisition of JFK Cartage and Freight Connection, the Company assumed several non-cancelable operating leases for the lease of office, warehouse spaces, and parking spaces.

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Upon signing of new leases or the assumption of leases for property, the Company analyzed the new or assumed leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheets, at fair value.

During the nine months ended September 30, 2022 and 2021, in connection with its property operating leases, the Company recorded rent expense of $430,011 and $521,688, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities was discount rates of 9% which was based on the Company’s estimated average incremental borrowing rate.

On September 30, 2022 and December 31, 2021, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2022	December 31, 2021
Office leases and office equipment right of use assets	$8,825,892	$-
Less: accumulated amortization	(83,912)	-
Balance of ROU assets	$8,741,980	$-

On September 30, 2022 and December 31, 2021, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2022	December 31, 2021
Lease liabilities related to office leases right of use assets	$8,746,571	$-
Less: current portion of lease liabilities	(2,000,393)	-
Lease liabilities – long-term	$6,746,178	$-

On September 30, 2022, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended September 30,	Amount
2023	$2,676,602
2024	2,762,362
2025	2,344,088
2026	2,001,138
2027	639,176
Total minimum non-cancelable operating lease payments	10,423,366
Less: discount to fair value	(1,676,795)
Total lease liability on September 30, 2022	$8,746,571

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

For the nine months ended September 30, 2022, three customers represented 48.2% of the Company’s total net revenues (12.1%, 17.5% and 18.6%, respectively). For the nine months ended September 30, 2021, four customers represented 77.9% of the Company’s total net revenues (36.7%, 19.6%, 11.3% and 10.3%, respectively). During the years ended December 31, 2021 and 2020, one customer, Amazon, represented 28.5% and 96.7% of our total net revenues. Approximately 28.5% of our revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact caused Prime EFS and Shypdirect to become insolvent and to cease operations.

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

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area (“JFK Cartage”). Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. With annual revenues of $3.6 million in 2021 and approximately $2.0 million for the first six months of 2022, JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000, subject to certain adjustments. The Company: (i) paid $405,712 in cash at closing; and (ii) JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller, $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. As of the date of this report, the $98,448 has not been paid. Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that existed on the books of JFK Cartage, which was paid in August 2022; and (iv) agreed to pay certain accrued liabilities and other notes payable that exists on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,102,647, which includes cash of $405,712 plus the $696,935 promissory note that is in the name of JFK Cartage. The purchase consideration amount did not include the SBA loan of $503,065 and accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSSFC, closed on an acquisition of all outstanding stock of Freight Connections, a company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired (the “Freight Connections Seller”), is an unrelated party. Freight Connections was founded in 2016 and is a transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services. Prior to the closing, the Company, TLSS Acquisition, Inc. (“TLSS Acquisition”) and Freight Connections Seller entered into an amendment to their Stock Purchase and Sale Agreement, dated as of May 23, 2022 (the “Amended SPA”), and TLSS Acquisition assigned its interest in the Amended SPA to TLSSFC. Pursuant to the Amended SPA, the total purchase price was $9,365,000, subject to certain adjustments. TLSSFC: (i) paid $1,525,000 in cash at closing, (ii) Freight Connections entered into a $4,544,671 secured promissory note with the Freight Connections Seller, with interest accruing at the rate of 5% per annum and then 10% per annum as of March 1, 2023 (The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections), and (iii) assumed certain debt. The Company issued to the Freight Connections Seller 178,911,844 shares of the Company’s common stock and 32,374 shares of the Company’s Series H preferred stock which is convertible into an aggregate of 323,740,000 shares of the Company’s common stock based on a conversion of 10,000 shares of common stock for each share of Series H preferred stock outstanding. The common stock and the as if converted number of Series H preferred stock were valued at $0.0059 per share based on the quoted closing price of the Company’s common stock on the measurement date, for an aggregate fair value of $2,965,646. The number of shares was calculated as follows: (a) shares of common stock of the Company equal to no more than 4.99% of the number of shares of common stock outstanding immediately after such issuance, and (b) the balance of the shares in Series H Convertible Preferred Stock, a new series of non-voting, convertible preferred stock issuable to sellers in connection with acquisitions or strategic transactions approved by a majority of the directors of the Company. TLSSFC agreed to pay certain accrued liabilities and other notes payable that exists on the books of Freight Connections and agreed to pay the $4,544,671 secured promissory note which is in the name of Freight Connections. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $9,035,317 which includes (i) cash paid of $1,525,000, (ii) the aggregate fair value of common shares and Series H preferred shares issued to Freight Connections Seller of $2,965,646, and (iii) the $4,544,671 secured promissory note in the name of Freight Connections. The purchase consideration amount does not include accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

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

Business acquisitions

We account for the acquisition of Cougar Express, JFK Cartage, and Freight Connections using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in our consolidated financial statements as of the date of the acquisition.

Goodwill and Other Indefinite-Lived Intangible Assets

Our business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that we may incur in future periods. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. We annually review goodwill at the reporting unit level and intangible assets that have indefinite lives for impairment in its fiscal fourth quarter and when events or changes in circumstances indicate the carrying values of these assets might exceed their current fair values.

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

For the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2022 and 2021. The financial information below is derived from our unaudited condensed consolidated financial statements included in this Quarterly Report.

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Revenues	$1,700,854	$1,207,305	$4,364,747	$4,273,498
Cost of revenues	1,236,630	1,178,113	3,221,182	4,422,429
Gross profit (loss)	464,224	29,192	1,143,565	(148,931)
Operating expenses	1,480,503	1,924,725	4,965,157	5,102,405
Loss from operations	(1,016,279)	(1,895,533)	(3,821,592)	(5,251,336)
Other (expense) income, net	(27,499)	8,150,463	31,617	12,919,943
Net (loss) income	(1,043,778)	6,254,930	(3,789,975)	7,668,607
Deemed dividend related to beneficial conversion features, and accrued dividends	(101,386)	(21,386)	(317,271)	(1,007,319)
Net (loss) income attributable to common shareholders	$(1,145,164)	$6,233,544	$(4,107,246)	$6,661,288

Revenues

For the three months ended September 30, 2022, our revenues were $1,700,854 as compared to $1,207,305 for the three months ended September 30, 2021, an increase of $493,549, or 40.9%. This increase was primarily a result of the acquisition of JFK Cartage and Freight Connection. During the period from the respective acquisition date to September 30, 2022, JFK Cartage and Freight Connection generated revenues of $480,314 and $343,509, respectively. These increases were offset by a decrease in revenues generated from our Shyp FX business of $292,884 and a decrease in revenues in Cougar Express of $37,390. On June 21, 2022, we sold substantially all of the assets of Shyp FX in an all-cash transaction and Shyp FX became inactive.

For the nine months ended September 30, 2022, our revenues were $4,364,747 as compared to $4,273,498 for the nine months ended September 30, 2021, an increase of $91,249, or 2.1%. This increase was primarily a result of the acquisition of JFK Cartage and Freight Connection. During the period from the respective acquisition date to September 30, 2022, JFK Cartage and Freight Connection generated revenues of $480,314 and $343,509, respectively, and an increase in revenues generated by Cougar Express of $1,228,736 which was acquired in March 2021. These increases were offset by a decrease in revenue attributable to Shypdirect’s mid-mile and long-haul business with Amazon of $1,567,927, a decrease in revenues generated from our Shyp FX business of $307,940 and a decrease in revenue from other Shypdirect’s customers of $85,443. On June 21, 2022, we sold substantially all of the assets of Shyp FX in an all-cash transaction and Shyp FX became inactive.

During the nine months ended September 30, 2021, one customer, Amazon, represented 36.7% of the Company’s total net revenues which was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon.

On June 21, 2022, we sold substantially all the assets of Shyp FX in an all-cash transaction. For the nine months ended September 30, 2022 and 2021, we generated revenues from our Shyp FX operation of $528,488 and $836,428, respectively. Subsequent to June 21, 2022 we will no longer being generating this revenue.

We continue to: (i) seek to replace the lost Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan.

Cost of Revenues

For the three months ended September 30, 2022, our cost of revenues was $1,236,630 compared to $1,178,113 for the three months ended September 30, 2021, an increase of $58,517, or 5.0%. For the nine months ended September 30, 2022, our cost of revenues was $3,221,182 compared to $4,422,429 for the nine months ended September 30, 2021, a decrease of $1,201,247, or 27.2%, primarily related to a decrease in cost of revenues attributable to Prime EFS and Shypdirect’s now terminated business with Amazon of $2,456,739 and a decrease in cost of revenues related to sale of Shyp FX of $162,340, offset by an increase in costs of revenue from Cougar Express of $895,642 and increases in costs of revenues of $522,190 resulting from the acquisition of JFK Cartage and Freight Connection. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. In the first quarter of 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020, which is included in cost of sales.

Gross Profit

For the three months ended September 30, 2022, we had a gross profit of $464,224, or 27.3% of revenues, as compared to gross profit of $29,192, or 2.4% of revenues, for the three months ended September 30, 2021, an increase of $435,032, or 1,490%. For the nine months ended September 30, 2022, we had a gross profit of $1,143,565, or 26.2% of revenues, as compared to a gross loss of $(148,931), or (3.5)% of revenues, for the nine months ended September 30, 2021, an increase of $1,292,496, or 867.8%.

As discussed above, during the three months ended March 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020. Additionally, during the three and nine months ended September 30, 2021, the gross profit (loss) primarily resulted from a decrease in revenues and a decrease in operational efficiencies in Prime EFS and Shypdirect due to the termination of the Amazon last-mile business and decrease in revenues from our mid-mile and long-haul business.

Operating Expenses

For the three months ended September 30, 2022, total operating expenses amounted to $1,480,503 as compared to $1,924,725 for the three months ended September 30, 2021, a decrease of $444,222, or 23.1%. For the nine months ended September 30, 2022, total operating expenses amounted to $4,965,157 as compared to $5,102,405 for the nine months ended September 30, 2021, a decrease of $137,248, or 2.7%. For the three and nine months ended September 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Compensation and related benefits	$720,339	$351,908	$2,770,092	$1,064,570
Legal and professional Fees	259,597	487,473	948,094	1,470,926
Rent	217,717	154,132	430,011	521,688
General and administrative expenses	282,850	323,658	816,960	821,593
Loss on lease abandonment	-	607,554	-	1,223,628
Total Operating Expenses	$1,480,503	$1,924,725	$4,965,157	$5,102,405

Compensation and related benefits

For the three months ended September 30, 2022, compensation and related benefits amounted to $720,339 as compared to $351,908 for the three months ended September 30, 2021, an increase of $368,431, or 104.7%. During the three months ended September 30, 2022, in connection with the issuance of common shares to executive officers and directors, we recorded stock-based compensation of $180,910. Additionally, as a result of the acquisition of JFK Cartage and Freight Connection, during the period from the respective acquisition date to September 30, 2022, JFK Cartage and Freight Connection incurred compensation and related benefits expense of $103,099 and $38,069, respectively. Furthermore, compensation and related benefits increased by $46,353 which as primarily attributable to the hiring of our chief executive officer and chief financial officer in January 2022 offset by an overall decrease in staff.

For the nine months ended September 30, 2022, compensation and related benefits amounted to $2,770,092 as compared to $1,064,570 for the nine months ended September 30, 2021, an increase of $1,705,522, or 160.2%. During the nine months ended September 30, 2022, in connection with the issuance of common shares to executive officers and directors, we recorded stock-based compensation of $1,221,077. Additionally, as a result of the acquisition of JFK Cartage and Freight Connection, during the period from the respective acquisition date to September 30, 2022, JFK Cartage and Freight Connection incurred compensation and related benefits expense of $103,099 and $38,069, respectively. Furthermore, compensation and related benefits increased by $343,277 which as primarily attributable to the hiring of our chief executive officer and chief financial officer in January 2022 offset by an overall decrease in staff.

Legal and professional fees

For the three months ended September 30, 2022, legal and professional fees were $259,597 as compared to $487,473 for the three months ended September 30, 2021, a decrease of $227,876, or 46.7%. During the three months ended September 30, 2022, we had a decrease in accounting fees of $96,375 related to accounting fees incurred in 2021 in connection an abandoned acquisition target, a decrease in consulting fees of $77,653 due the hiring of our chief executive office in January 2022 who was paid consulting fees during the 2021 period, and a decrease in legal fees of $98,481 due a decrease in litigation activities, offset by an increase in other professional fees of $44,633.

For the nine months ended September 30, 2022, legal and professional fees were $948,094 as compared to $1,470,926 for the nine months ended September 30, 2021, a decrease of $522,832, or 35.5%. During the nine months ended September 30, 2022, we had a decrease in accounting fees of $103,609 related to accounting fees incurred in 2021 in connection an abandoned acquisition target, a decrease in consulting fees of $213,106 due the hiring of our chief executive office in January 2022 who was paid consulting fees during the 2021 period, a decrease in other professional fees of $92,741, and a decrease in legal fees of $113,376 due to a decrease in litigation activities.

Rent expense

For the three months ended September 30, 2022, rent expense was $217,717 as compared to $154,132 for the three months ended September 30, 2021, an increase of $63,585, or 41.2%. For the nine months ended September 30, 2022, rent expense was $430,011 as compared to $521,688 for the nine months ended September 30, 2021, a decrease of $91,677, or 17.6%. The decrease during the nine-month period was attributable to the abandonment of our leased properties which were vacated due to the cessation of the operations of Prime EFS and Shypdirect. As of December 31, 2021, we abandoned all of our leased properties, except for the Cougar Express premises. The lease of our subsidiary, Cougar Express, expired on December 31, 2021. Cougar Express is holding over in the facility while it attempts to negotiate a lease renewal with its landlord. In May 2022, we signed a stipulation of Settlement with the landlord and we paid monthly rent of $33,275 plus common area maintenance and insurance through September 2022 at which time we vacated the premises and moved all Cougar operations to the JFK Cartage facilities. As a result of the acquisition of JFK Cartage and Freight Connection, during the period from the respective acquisition date to September 30, 2022, JFK Cartage and Freight Connection incurred rent expense of $108,406 and $2,957, respectively.

General and administrative expenses

For the three months ended September 30, 2022, general and administrative expenses were $282,850 as compared to $323,658 for the three months ended September 30, 2021, a decrease of $40,808, or 12.6%. For the nine months ended September 30, 2022, general and administrative expenses were $816,960 as compared to $821,593 for the nine months ended September 30, 2021, a decrease of $4,633, or 0.6%. These decreases attributable to cost-cutting measures taken, These decreases were offset by an increase in general and administrative expense resulting from the acquisition of JFK Cartage and Freight Connections. As a result of the acquisition of JFK Cartage and Freight Connection, during the period from the respective acquisition date to September 30, 2022, JFK Cartage and Freight Connection incurred general and administrative expenses of $7,767 and $31,285, respectively.

Loss from lease abandonment

Due to a reduction in our revenues and the loss of its Amazon revenues, during the second and third quarter of 2021, we abandoned all our leased premises. Accordingly, during the three and nine months ended September 30, 2021, we wrote the remaining balance of this right of use asset and recorded a loss on lease abandonment of $607,554 and $1,223,628, respectively. We did not have a loss from lease abandonment in the 2022 periods.

Loss from Operations

For the three months ended September 30, 2022, loss from operations amounted to $1,016,279 as compared to $1,895,533 for the three months ended September 30, 2021, a decrease of $879,254, or 46.4%. For the nine months ended September 30, 2022, loss from operations amounted to $3,821,592 as compared to $5,251,336 for the nine months ended September 30, 2021, a decrease of $1,429,744, or 27.2%.

Other Income (Expenses)

Total other income (expenses) includes interest expense, derivative income, warrant exercise inducement expense, gain on debt extinguishment, gain (loss) on sale of assets of subsidiary, settlement expense, and other income. For the three and nine months ended September 30, 2022 and 2021, other income (expenses) consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Interest expense	$(14,635)	$(71,939)	$(24,397)	$(290,898)
Interest expense – related party	-	(22,685)	-	(67,315)
Warrant exercise inducement expense	-	(4,193,134)	-	(4,193,134)
Gain on debt extinguishment	-	-	-	1,564,941
Gain (loss) from sale of assets of subsidiary	(2,714)	-	293,975	-
Gain from deconsolidation of subsidiaries	-	12,427,220	-	12,427,220
Settlement expense	(10,150)	-	(237,961)	-
Other income	-	11,001	-	194,823
Derivative income	-	-	-	3,284,306
Total Other Income (Expenses)	$(27,499)	$8,150,463	$31,617	$12,919,943

For the three months ended September 30, 2022 and 2021, aggregate interest expense was $14,635 and $94,624, respectively, a decrease of $79,989, or 84.5%. For the nine months ended September 30, 2022 and 2021, aggregate interest expense was $24,397 and $358,213, respectively, a decrease of $333,816, or 93.2. The decrease in interest expense was attributable to a decrease in interest-bearing loans due to the conversion of debt to equity and repayment of debt, and a decrease in the amortization of original issue discount.

During the nine months ended September 30, 2021, we entered into Securities Purchase Agreements with certain of the holders of its existing Series E preferred warrants (“Exercising Warrants Holders”). Pursuant to the Securities Purchase Agreements, the Exercising Warrants Holders and we agreed that the Exercising Warrants Holders would cash exercise their existing warrants, into shares of common stock underlying such existing warrants Shares. In order to induce the Exercising Warrant Holders to cash exercise their existing Warrants, the Securities Purchase Agreements provided for the issuance of new warrants (“New Warrants”) with such New Warrants to be issued in an amount equal to 50% of the number of shares acquired by the Existing Warrant Holder through the exercise of existing warrants for cash. The New Warrants are exercisable upon issuance and terminate five years following the initial exercise date. The New Warrants have an exercise price per share of $0.01. In connection with the exercise of these existing warrants for cash, the Company issued an aggregate of 191,341,147 New Warrants. The New Warrants issued in connection with the Securities Purchase Agreements were considered inducement warrants and are classified in equity. During the three and nine months ended September 30, 2021 and 2020, the fair value of the New Warrants issued was $4,193,134 and was expensed as warrant exercise inducement expense on the accompanying condensed consolidated statement of operations.

For the three and nine months ended September 30, 2021, the aggregate net gain on extinguishment of debt was $0 and $1,564,941. We did have any gain from debt extinguishment in the 2022 periods. The gains on debt extinguishment in 2021 were attributable to the settlement of convertible debt and warrants, the conversion of convertible debt, and the settlement of other payables.

During the three and nine months ended September 30, 2022, we recorded a gain (loss) from the sale of assets of our subsidiary, Shyp FX, of $(2,714) and $293,975, respectively.

During the three and nine months ended September 30, 2022, we recorded settlement expense of $10,150 and $237,961 in connection with the settlement of a lawsuits and claims, respectively.

During the three and nine months ended September 30, 2021, we recorded other income of $11,001 and $194,823, respectively, compared to $0 in the 2022 periods. Other income was primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces. We no longer receive sublease income.

For the three and nine months ended September 30, 2021, derivative income was $0 and $3,284,306, respectively. During the three and nine months ended September 30, 2021, we recorded a derivative expense related to the adjustment to derivative liabilities to fair value.

For the three and nine months ended September 30, 2021, we recognized a gain on deconsolidation of subsidiaries of $12,427,220. We did not recognize this gain during the 2022 periods.

Net (Loss) Income

Due to factors discussed above, for the three months ended September 30, 2022 and 2021, net (loss) income amounted to $(1,043,778) and $6,254,930, respectively. For the three months ended September 30, 2022 and 2021, net (loss) income attributable to common shareholders, which included a deemed dividend related to beneficial conversion features on preferred stock and the dividends accrued on Series E and Series G preferred stock of $101,386 and $21,386, amounted to $(1,145,164), or $(0.00) per basic and diluted common share, and $6,233,544, or $0.00 per basic and diluted common share, respectively.

For the nine months ended September 30, 2022 and 2021, net (loss) income amounted to $(3,789,975) and $7,668,607, respectively. Additionally, for the nine months ended September 30, 2022 and 2021, net (loss) income attributable to common shareholders, which included a deemed dividend related to beneficial conversion features on preferred stock and the dividends accrued on Series E and Series G preferred stock of $317,271 and $1,007,319, amounted to $(4,107,246), or $(0.00) per basic and diluted common share, and $6,661,288, or $0.00 per basic and diluted common share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2022 and December 31, 2021, we had a cash balance of $2,440,726 and $6,067,692, respectively. Our working capital was $1,875,904 on September 30, 2022. We reported a net decrease in cash for the nine months ended September 30, 2022 as compared to December 31, 2021 of $3,626,966 primarily as a result of the use of cash used for the repayment of notes payable of $809,905, cash used to purchase property and equipment of $118,617, cash used in operations of $2,839,677, and cash used for acquisitions of $1,930,712, offset by net cash proceeds received from the sale of Series G preferred stock units of $855,000, cash proceeds from the exercise of warrants of $245,714, proceeds from notes payable of $108,395, cash acquired in acquisitions of $138,336, and net cash proceeds received from the sale of the assets of Shyp FX of $748,500.

We believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months from the issuance date of the report.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2022 amounted to $2,839,677. During the nine months ended September 30, 2022, net cash used in operating activities was primarily attributable to net loss of $3,789,975, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $532,550, stock-based compensation of $1,221,077, stock-based professional fees of $10,000, and a non-cash gain from the sale of the assets of Shyp FX of $296,689, and changes in operating assets and liabilities such as a decrease in accounts receivable of $1,173, an increase in prepaid expenses and other current assets of $193,392, an increase in security deposit of $3,552, a decrease in accounts payable and accrued expenses of $295,981, an increase in insurance payable of $61,735, and a decrease in accrued compensation and related benefits of $90,514.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 amounted to $1,162,493, which consisted of cash used for acquisitions of $1,930,712 and cash used for the purchase of property and equipment of $118,617, offset by net proceeds received from the sale of the assets of Shyp FX of $748,500 and cash acquired in acquisitions of $138,336.

Net cash used in investing activities for the nine months ended September 30, 2021 amounted to $2,119,664 and consisted of net cash used for the acquisition of DDTI and Cougar Express offset by cash proceeds from sale of property and equipment of $3,451.

Financing activities

For the nine months ended September 30, 2022, net cash provided by financing activities totaled $375,204. During the nine months ended September 30, 2022, we received proceeds from the sale of Series G preferred shares of $855,000, cash proceeds of $245,714 from the exercise of warrants, and cash from notes payable of $108,395, offset by the repayment of notes payable of $809,905 and the payment of liquidating damages of $24,000.

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

Historically, we have primarily funded our operations with proceeds from sales of convertible debt and convertible preferred stock. Since our inception, we have incurred recurring losses, including a loss from operations of $3,821,592 and $5,251,336 for the nine months ended September 30, 2022 and 2021, respectively. Until such time that we implement our growth through acquisition strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company.

During the year ended December 31, 2021, we issued an aggregate of 343,118 shares of our Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of our Series G preferred stock for net proceeds of $5,479,560. The proceeds were used for the acquisition of Cougar Express and DDTI, the repayment of debt, and for working capital purposes. Additionally, during the year ended December 31, 2021, we received proceeds of $4,226,383 from the exercise of stock warrants. Additionally, during the nine months ended September 30, 2022, we issued an aggregate of 95,000 shares of our Series G preferred stock for net proceeds of $855,000 and received proceeds of $245,714 from the exercise of stock warrants. As such, we expect that our cash as of September 30, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months from the date of the issuance of the financial statements.

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had some effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company continues to be affected by possible procurement and shipping delays, supply chain interruptions, and increased fulfilment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2022, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations.

We believe that our existing working capital and future cash flow from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months from the issuance date of this report. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common and preferred shares and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Sebastian Giordano, our Chief Executive Officer (“CEO”) and James Giordano, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2022. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30. 2022.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended September 30, 2022.

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

Segregation of duty issues are a common area of weakness for smaller companies with back-office operations with less than 5 people. We have made significant steps to mitigating this material weakness. We started with the hiring of a new, operational experienced CFO to provide oversight and drive immediate improvement in this area. To address this issue, we have begun implementation or implemented the following policies or processes:

◌	Implementation of cash management and banking policy which includes increasing the controls related to individuals banking capabilities, utilization of a daily cash model and forecast, and policy to move cash receipts from customers to ACH.
◌	Implementation of formalized payment and accounting transaction review and sign-off by the CFO.
◌	Centralization of accounts payable and cash control at the corporate level including the receipt of invoices to a newly created email address and process to get authorized approval for invoices prior to input into system.
◌	Implementation and completion of a formal and detailed 2022 budget and forecast for the consolidated Company.
◌	Implemented a formal monthly business review process to discuss budget vs actual variances, and other operational issues to be presented to the Company’s CEO and Board of Directors.

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

After discontinuing the foregoing federal action voluntarily and without prejudice, on April 23, 2021, Bellridge filed a civil action in New York Supreme Court, New York County, against TLSS and Mercadante. This matter, the “Bellridge State Court Action,” was assigned civil action number 652728/2021. The Complaint in the Bellridge State Court Action essentially repeated the claims in the federal action.

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

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the case and exchange mutual general releases for a cash payment by the Company to Bellridge of $250,000, which amount was paid in May 2022, at which time the releases took effect. In connection with this settlement, during the nine months ended September 30, 2022, the Company recorded settlement expense of $227,811.

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

On August 5, 2020, all defendants moved to dismiss the complaint (the “MTD”) for failure to state a claim upon which relief can be granted. Among other things, movants asserted that, through this lawsuit, SCS is improperly attempting to second-guess business decisions made by the Company’s Board of Directors, based solely on hindsight (as opposed to any well-pleaded facts demonstrating a lack of care or good faith). Movants also asserted that the majority of the claims are governed by Nevada law because they concern the internal affairs of the Company. Movants further asserted that, under Nevada law, each of the business decisions challenged by SCS is protected by the business judgment rule. Movants further asserted that, even if SCS could rebut the presumption that the business judgment rule applies to all such transactions, SCS failed to allege facts demonstrating that intentional misconduct, fraud, or a knowing violation of the law occurred, a requirement under Nevada law in order for director or officer liability to arise. Movants further asserted that, because SCS’s constructive fraud claim simply repackages Plaintiff’s claims for breach of fiduciary duty, it too must fail. Movants also contended that in the absence of an adequately-alleged independent cause of action, let alone an unlawful agreement between the defendants entered into for the purpose of harming the Company, SCS’s claim for civil conspiracy must also be dismissed. Finally, movants contended that SCS’s extraordinary request that a receiver or custodian be appointed to manage and supervise the Company’s activities and affairs throughout the duration of this unfounded action is without merit inter alia because SCS does not allege the Company is subject to loss so serious and significant that the appointment of a receiver or custodian is “absolutely necessary to do complete justice.”

On September 9, 2022 the Court heard argument on defendants’ MTD and, in a Decision issued September 15, 2022, the Court dismissed the Complaint, finding (a) that SCS had failed to adequately allege it has standing and (b) that the complaint fails to allege a claim. The dismissal was without prejudice, meaning SCS could attempt to replead its claims. On October 5, 2022, SCS filed an amended complaint (the “AC”) which, on the fact of it, (i) contains no new factual averments supporting standing and (ii) fails to address any of the specific deficiencies which the Court identified in the original, now dismissed, complaint. On October 14, 2022, defendants moved to dismiss the AC with prejudice. Defendants also moved to strike the AC on the ground that it was not filed within the 20-period mandated by the Court. The Court has set arguments on both these motions for December 13, 2022.

While they hope to prevail on the renewed motion to dismiss, win or lose, Company management and Ascentaur LLC advise that they believe the action is frivolous and intend to mount a vigorous defense to this action, as they believe the action to be entirely bereft of merit.

Owing to the fact that no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

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

Under the currently operative pre-trial order, all depositions of fact witnesses in the case must be completed by January 31, 2023. All Defendants in this action intend to vigorously defend themselves and to pursue the third-party actions against both County Hall and Acrisure. However, owing to the early stage of this action, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express previously conducted its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSS. The case was No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport sought to evict Cougar Express forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease.

By stipulation filed with the Court on May 19, 2022, this matter was settled and terminated. Pursuant to the settlement, Cougar agreed to pay, and paid, certain unpaid common charges of $8,016.25 and monthly rent at a rate of $33,275 per month until Cougar vacated the premises. Cougar also agreed to vacate the Valley Stream premises by September 30, 2022. Following Cougar’s acquisition of JFK Cartage, Cougar was able to vacate, and vacated the Valley Stream location by September 30, 2022.

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

Other than discussed above, as of September 30, 2022, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of Freight Connections, as part of the purchase price consideration, we issued 178,911,844 shares of our common stock. We valued these common shares at a fair value of $1,055,580, or $0.0059 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

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

We were informed further that, as per Section 4.1 of the OTCQB Standards, the Company will be granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. Since this requirement was not met by August 21st, 2022, the Company’s common stock was removed from the OTCQB marketplace. Upon such removal, the Company’s common stock returned to being quoted on the OTC Pink Tier of the OTC Markets Group, Inc. (continuing under the same symbol, “TLSS”) and is subject to only limited quotation on the OTC Pink Tier. In addition, we were informed further that in the event that the Company’s closing bid price of the Company’s common stock falls below $0.001 per share at any time for five (5) consecutive trading days, the Company’s common stock will be immediately removed from OTCQB. The Company plans to consider steps that may avoid such removal from the OTC Pink Tier, but no assurance can be given that such steps will succeed in avoiding such removal.

On August 21, 2022, we were removed from the OTCB Marketplace and our common stock is quoted on the OTC Pink Tier. We chose not to reverse split our common stock and, instead, to await the results of the achievement of our business plan for acquisitions and financings, which, if successful, may result in an increase in the share price of our common stock, enabling us to reapply for re-listing on the OTCQB.

ITEM 6. EXHIBITS

Exhibits:
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 9, 2020).
3.2	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021).
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of April 13, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our Form S-1 dated January 28, 2022).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated September 20, 2022).
4.1	Form of Common Stock Purchase Warrant in Series G Offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).
10.1	Form of Securities Purchase Agreement related to Series G Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 3, 2022).
10.2	Form of Warrant Agreement related to Series G Preferred (incorporated by reference to Exhibit 10.2 to our Form 8-K dated January 3, 2022).
10.3	Form of Registration Rights Agreement for Series G Warrants (incorporated by reference to Exhibit 10.5 to our Form S-1 dated January 28, 2022).
10.4	Form of Common Stock Purchase Warrant in Warrant Offering (incorporated by reference to Exhibit 4.1 to our Form S-1 dated January 28, 2022).
10.5	Form of Registration Rights Agreement for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 10.6 to our Form S-1 dated January 28, 2022).
10.6	Offer Letter, dated November 10, 2021, between TLSS and Mr. James Giordano (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).
10.7	Employment Agreement, dated January 4, 2022, between TLSS and Mr. Sebastian Giordano (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*#	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
32.2*#	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: November 14, 2022	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Executive Officer (Principal Executive Officer) and Director

Dated: November 14, 2022	By:	/s/ James Giordano
James Giordano
Chief Financial Officer (Principal Financial Officer)

