Form 10-K
period 2022-12-31
Transportation & Logistics Systems, Inc.
filed 2023-03-31
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.004 per share of common stock as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was $12,934,517.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 29, 2023, registrant had outstanding 3,664,518,950 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-K

December 31, 2022

i

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, “the Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation and its wholly owned subsidiaries, Shyp FX, Inc. (“Shyp FX”), Cougar Express, Inc. (“Cougar Express”), TLSS Acquisition, Inc. (“TLSSA”), Shyp CX, Inc. (“Shyp CX”), TLSS-FC, Inc. (“TLSS-FC”), TLSS-STI, Inc. (“TLSS-STI”). JFK Cartage, Inc. (“JFK Cartage”) and Freight Connections, Inc. (“Freight Connections”) and its deconsolidated former subsidiaries, Prime EFS, LLC (“Prime EFS”) and Shypdirect, LLC (“Shypdirect”) whose results of operations for the year ended December 31, 2021 are included in the results of the Company prior to the September 7, 2021 filing of executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K (the “Annual Report”) that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to known and unknown risks, uncertainties, and other factors outside of our control that could cause our actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report, these risks and uncertainties include: our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; customers’ cancellation on short notice of master service agreements from which we derive a significant portion of our revenue or our failure to renew such master service agreements on favorable terms or at all; our ability to attract and retain key personnel and skilled labor to meet the requirements of our labor-intensive business or labor difficulties which could have an effect on our ability to bid for and successfully complete contracts; the ultimate geographic spread, duration and severity of the coronavirus outbreak and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or ameliorate its effects; our failure to compete effectively in our highly competitive industry could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance; our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands; our history of losses, deficiency in working capital and a stockholders’ deficit and inability to achieve sustained profitability; our need to procure substantial additional financing to fund ongoing losses and the growth of our business; adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); adverse or unanticipated decisions by insurance companies and/or by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this letter. Given these uncertainties, you should not place undue reliance on these forward-looking statements and should consider various factors, including the risks described herein, and, among other places, in our Annual Report on Form 10-K, as well as any amendments hereto or thereto, filed with the Securities and Exchange Commission.

ii

PART I

Item 1. Description of Business.

Overview

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company. Its active wholly-owned operating subsidiaries, Cougar Express, Freight Connections, JFK Cartage, and Severance Trucking Co., Inc. (acquired in 2023, along with Severance Warehousing, Inc. and McGrath Leasing, Inc., together Severance Trucking), together provide a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. Such entities operate several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. Inactive subsidiaries include: TLSSA, Shyp CX, Shyp FX, TLSS-FC, TLSS-STI.

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns its own transportation equipment and employs its own drivers. As of December 31, 2022, through our active subsidiaries, we owned approximately 32 vehicles consisting of trucks, box trucks and vans, 14 trailers, and 15 forklifts, while employing approximately 23 drivers.

In addition, our operations utilize the services of independent contractors, who generally use their own vehicles, on an as needed basis.

Since exiting the Amazon business (see below), we have pursued a growth by acquisitions strategy as set forth below and, as such, continue to pursue potential acquisition opportunities.

On November 13, 2020, we formed a wholly-owned subsidiary, Shyp FX, under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, we simultaneously executed an asset purchase agreement and closed a transaction to acquire substantially all the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”). On June 21, 2022, we sold substantially all the assets of Shyp FX in an all-cash transaction. See details below under “Acquisitions”.

On November 16, 2020, we formed a wholly owned subsidiary, TLSSA, a company incorporated under the laws of the State of Delaware. On March 24, 2021, TLSSA, acquired all the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the New York City tri-state area. See details below under “Acquisitions”.

On February 21, 2021, we formed a wholly owned subsidiary, Shyp CX, a company incorporated under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations and is currently inactive.

On August 4, 2022, our wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage., a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. See details below under “Acquisitions”.

Effective September 16, 2022, our newly formed wholly-owned subsidiary, TLSS-FC, closed on an acquisition of all outstanding stock of Freight Connections, a New Jersey-based company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. See details below under “Acquisitions”.

Effective February 3, 2023, our newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking, which offers less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31 2023. See details below under “Acquisitions”.

One of the Sellers also entered into a consulting agreement, including non-competition and non-solicitation provisions, to continue with Severance after the acquisition for a period of no less than three (3) months and no more than one (1) year.

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

On July 24, 2018, TLSS formed Shypdirect LLC, a company organized under the laws of New Jersey. Since its inception, Shypdirect generated substantially all of its revenues from Amazon.

Between June 18, 2018 and September 30, 2020, we operated through Prime EFS and Shypdirect. The great bulk of Prime EFS’s business prior to September 30, 2020 was conducted pursuant to the Delivery Service Provider program (the “Prime EFS DSP Program”) of Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”). In June 2020, Amazon gave notice to Prime EFS that Amazon would not be renewing the Prime EFS DSP Program agreement when that agreement terminated effective September 30, 2020. Prime EFS ceased operations on September 30, 2020 due to Amazon’s non-renewal of the Prime EFS DSP Program. Shypdirect conducted its business as a carrier under a relay program service agreement with Amazon (the “Program Agreement”). On July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement, effective as of November 14, 2020 (the “Shypdirect Termination Notice”). On August 3, 2020, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021 (the “Aug. 3 Proposal”). On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. The Program Agreement expired on May 14, 2021. In June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased all operations.

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

As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, we relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, we deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. Our results of operations for the years ended December 31, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

On November 13, 2020, TLSS formed a wholly-owned subsidiary, Shyp FX, under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, we executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all the assets and certain liabilities of DDTI. On April 28, 2022, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement” with an unrelated third party. Pursuant to the Asset Purchase Agreement, Shyp FX sold substantially all its asset and specific liabilities. The Asset Purchase Agreement closed in June 2022

On November 16, 2020, we formed a wholly-owned subsidiary, TLSSA, under the laws of the State of Delaware. On March 24, 2021, TLSSA acquired all the issued and outstanding shares of capital stock of Cougar Express.

On February 21, 2021, the Company formed a wholly-owned subsidiary, Shyp CX, under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations and is currently inactive.

On August 17, 2022, the Company formed a wholly-owned subsidiary, TLSS-FC, under the laws of the State of Delaware. On September 16, 2022, TLSS-FC acquired all the issued and outstanding shares of capital stock of Freight Connections. TLSS-FC does not engage in any revenue-generating operations and is currently inactive.

On January 27, 2023, the Company formed a wholly-owned subsidiary, TLSS-STI, under the laws of the State of Delaware. On January 31, 2023, TLSS-STI acquired all the issued and outstanding shares of capital stock of Severance Trucking. TLSS-STI does not engage in any revenue-generating operations and is currently inactive.

Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458, and our telephone number is (833) 764-1443. The Company’s website is www.tlss-inc.com.

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

Our Strategy and Competitive Strengths

As a result of the termination of Prime EFS’s involvement with Amazon’s DSP Program and the termination of Shypdirect’s involvement with Amazon’s Relay Carrier Terms of Service, we began the process of diversifying our business primarily starting with the acquisition of Cougar Express and the assets of DDTI. In 2022, we acquired the businesses of JFK Cartage and Freight Connections. Most recently, in 2023, we acquired Severance Trucking. Our strategy is to be a leader in the transportation industry by providing on-time, high-quality pick-up, transportation, and long-haul, mid-mile and last-mile delivery services.

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

Customers and Markets

For the year ended December 31, 2022, two customers accounted for 22.8% of the Company’s total net revenues (11.9% and 10.9%, respectively). For the year ended December 31, 2021, four customers represented 74.5% of the Company’s total net revenues (28.5%, 21.6%, 12.5% and 11.9%, respectively).

Accordingly, we continue to have customer concentration risk, which we hope to address by expanding our organic growth through the addition of new customers and through the acquisition of businesses that provide transportation services for new customer bases.

Acquisitions

On January 15, 2021, through Shyp FX, we simultaneously executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all the assets and certain liabilities of DDTI. DDTI’s annual revenues in 2020 exceeded $1 million. The purchase price under the APA was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. The acquisition of DDTI made the Company an approved contracted service provider of FedEx, which, we believe, fits in well with our current geographic coverage area and may lead to additional expansion opportunities within the FedEx network. On June 21, 2022, we sold substantially all the assets of Shyp FX in an all-cash transaction. The purchaser was Farhoud Logistics Inc., a New Jersey corporation, an unrelated party. Under the terms of the sale, The Company sold the assets of Shyp FX consisting of transportation equipment and other equipment and the business of Shyp FX for $825,000. We received net proceeds of $748,500 which is net of a broker commission of $75,000 and other expenses of $4,214. $25,000 was held in escrow, pending bulk sale tax clearance from the State of New Jersey and to cover the estimated cost of a vehicle repair. We received the escrowed funds during the fourth quarter of 2022. In connection with the sale of these assets, for the year ended December 31, 2021, we recorded a gain on the sale of $293,975.

On November 11 2020, our wholly owned subsidiary, TLSSA, entered into an asset purchase agreement dated as of November 6, 2020 (“APA”), to acquire substantially all the assets and certain liabilities of Cougar Express. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. Some of Cougar Express’s accounts have been customers of Cougar Express for more than 20 years. On March 24, 2021, TLSS Acquisition acquired all the issued and outstanding shares of capital stock of Cougar Express. The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business through March 24, 2026.

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Ms. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000, subject to certain adjustments. The Company: (i) paid $405,712 in cash at closing; and (ii) JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller, $98,448 of which was payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that existed on the books of JFK Cartage, which was paid in August 2022; and (iv) agreed to pay certain accrued liabilities and other notes payable that existed on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,102,647, which includes cash of $405,712 plus the $696,935 promissory note that is in the name of JFK Cartage. The purchase consideration amount did not include the SBA loan of $503,065, and accrued liabilities and other notes payable, which were treated as assumed liabilities in the purchase price allocation.

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSS-FC, closed on an acquisition of all outstanding stock of Freight Connections, a company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired (the “Freight Connections Seller”), is an unrelated party. Freight Connections was founded in 2016 and is a transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers, out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services. Prior to the closing, the Company, TLSSA and Freight Connections Seller entered into an amendment to their Stock Purchase and Sale Agreement, dated as of May 23, 2022 (the “Amended SPA”), and TLSS Acquisition assigned its interest in the Amended SPA to TLSS-FC. Pursuant to the Amended SPA, the total purchase price was $9,365,000, subject to certain adjustment. TLSS-FC: (i) paid $1,525,000 in cash at closing, (ii) Freight Connections entered into a $4,544,671 secured promissory note with the Freight Connections Seller, with interest accruing at the rate of 5% per annum and then 10% per annum as of March 1, 2023 (The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections), and (iii) assumed certain debt. The Company issued to the Freight Connections Seller 178,911,844 shares of the Company’s common stock and 32,374 shares of the Company’s Series H preferred stock, which is convertible into an aggregate of 323,740,000 shares of the Company’s common stock based on a conversion of 10,000 shares of common stock for each share of Series H preferred stock outstanding. The common stock and the as if converted number of Series H preferred stock were valued at $0.0059 per share based on the quoted closing price of the Company’s common stock on the measurement date, for an aggregate fair value of $2,965,646. The number of shares was calculated as follows: (a) shares of common stock of the Company equal to no more than 4.99% of the number of shares of common stock outstanding immediately after such issuance, and (b) the balance of the shares in Series H Convertible Preferred Stock, a new series of non-voting, convertible preferred stock issuable to sellers in connection with acquisitions or strategic transactions approved by a majority of the directors of the Company. TLSS-FC agreed to pay certain accrued liabilities and other notes payable that existed on the books of Freight Connections and agreed to pay the $4,544,671 secured promissory note, which was assumed by Freight Connections. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $9,035,317, which includes (i) cash paid of $1,525,000, (ii) the aggregate fair value of common shares and Series H preferred shares issued to Freight Connections Seller of $2,965,646, and (iii) the $4,544,671 secured promissory note in the name of Freight Connections. The purchase consideration amount does not include accrued liabilities and other notes payable, which were treated as assumed liabilities in the purchase price allocation.

Effective February 3, 2023, our newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking Co., Inc., Severance Warehousing, Inc. and McGrath Trailer Leasing, Inc., which together offer LTL trucking services throughout New England (collectively, “Severance Trucking”), with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Sellers”). None of the Sellers is affiliated with the Company or its affiliates. Severance is a privately-owned full-service transportation carrier and logistics business that has been in operation for over 100 years specializing in LTL trucking that provides next day service to major cities in New England and New York, with cartage and interline agreements with respected carriers that ensure reliable deliveries anywhere in the United States and Canada. With annual revenues of over $13.0 million in 2022, Severance currently operates with over 120 power units and trailers and has two locations, comprising approximately 18,000 square feet of warehouse and cross dock space, 9,000 square feet of office and 5,750 square feet of repair facilities located in Dracut, Massachusetts and approximately 16,000 square feet of warehouse space in North Haven, Connecticut. The total purchase price was $2,250,000. TLSS-STI: (i) paid $365,613 in cash at closing and paid closing expenses of $158,700; (ii) assumed and paid off $152,748 in vehicle debt; and (iii) entered into a $1,572,939 secured promissory note with the Sellers, with interest accruing at the rate of 12% per annum. The entire unpaid principal under the note, shall be due and payable in three (3) equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note is secured solely by the assets of Severance and a corporate guaranty from TLSS. The purchase price is subject to a post-closing adjustment, up or down, determined by the amount by which Severance working capital as of the close of business on January 31, 2023, exceeds or falls short of the target working capital, as of September 30, 2022, on which the purchase price was calculated.

One of the Sellers also entered into a consulting agreement, including non-competition and non-solicitation provisions, to continue with Severance after the acquisition for a period of no less than three (3) months and no more than one (1) year.

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

We believe that the acquisitions of Cougar Express, JFK Cartage, Freight Connections, and Severance Trucking fits our current business plan, given their geographic location, services offered, and diversified customer base, and given that they would provide us with long-standing, well-run operations.

Competition

The transportation services industry is highly competitive and composed of fragmented marketplaces, with multiple companies competing in the geographic region in which we provide services. We compete on service, reliability, scope and scale of operations, technological capabilities, and price. Our competitors include local, regional, and national companies that offer the same services we provide — some with larger customer bases, significantly more resources and more experience than we have. Additionally, some of our customers have internal resources that can perform services we offer. Due in part to the fragmented nature of the industry, we must strive daily to retain existing business relationships and forge new relationships.

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

Seasonality

All of our revenues are subject to seasonal variations which are common in the trucking industry. Generally, most of the first quarter and the latter part of the fourth quarter are the seasonally weakest while the second and third quarters are the seasonally strongest, as customers tend to reduce shipments prior to and after the winter holiday season.

Economic Factors

Our business is subject to a number of general economic factors that may have a material effect on the results of our operations, many of which are largely out of our control. These include supply chain interruptions, the impact of recessionary economic cycles, as well as downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may materially affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors.

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

Employees

As of the date of this annual report, employed individuals providing services to Transportation and Logistics Systems, Inc. are its chief executive officer, its chief financial officer, its chief operating officer, and four other employees. Other professional and executive services are procured by TLSS through independent contractors.

As of the date of this annual report, TLSS has approximately 7 employees, all of whom are full-time.

As of the date of this annual report, Cougar Express and JFK Cartage have approximately 25 employees, all of whom are full-time.

As of the date of this annual report, Freight Connections has approximately 32 employees, all of whom are full-time.

As of the date of this annual report, Severance Trucking has approximately 85 employees, all of whom are full-time.

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

As consideration for Mr. Giordano’s services, through January 4, 2022, Ascentaur received a base consulting fee of $300,000 annually, payable in installments of $12,500 twice a month and during 2021, received eligible bonuses of $217,187 based on certain Company revenue, EBITDA, market capitalization or capital raise milestone sand reimbursement of $25,812 for health benefits. In addition, upon approval by the Board, in 2020, Ascentaur received nonqualified stock options to purchase up to 25,000,000 shares of Common Stock of the Company at an exercise price of $0.06 per share.

On January 4, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity, potentially constituting (with prior grants made to Ascentaur), at the discretion of the Company’s Board of Directors, up to 5% of the outstanding common stock of the Company, vesting over the term of the employment agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022, pursuant to this employment agreement, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year through January 3, 2025.

On January, 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano was appointed the Company’s Treasurer. Previously, Mr. James Giordano served as Chief Financial Officer and consultant to Freight Connections, Inc., an LTL / line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services. Mr. James Giordano’s employment with the Company is at will. He will receive annual compensation of $250,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives. On July 6, 2022, the Company entered into a definitive Employment Agreement with James Giordano for Mr. Giordano to serve as the Company’s Chief Financial Officer. The term of such Employment agreement is for a period of two and one-half years through December 31, 2025, which term may not be terminated early by the Company except for “cause” as defined in such agreement. Annual base compensation is $250,000, with an annual bonus for 2022 in total up to a maximum of $125,000 per year conditioned on the achievement of specified milestones, and future annual bonuses to be conditioned on achievement of milestones to be negotiated based on the circumstances of the Company at such time. On March 11, 2022 and effective January 4, 2022, we agreed to grant restricted stock awards to Mr. James Giordano for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022.

On September 12, 2022, the Company retained the services of Mr. Justin Frey has joined the Company as its Chief Operating Officer. Mr. Justin Frey started his career in transportation and logistics in 1989 with Consolidated Freightways, when it was the nation’s largest long-haul trucking company, as a customer service representative and held various positions there, including dispatcher, dock supervisor, sales executive and terminal manager. In the years from 2013 to 2018, he worked for FFE Transportation, one of the largest temperature-controlled National LTL transportation companies with revenues of more than $150 million, serving as terminal manager in California and Illinois before being promoted to Eastern Region Director of Operations. From 2018 through 2019, Mr. Frey worked as Director of Operations with Dicom/Eastern Connection, a $40 million regional overnight small package carrier. From 2019 to 2020, he was Director of Freight Operations for Freeman Company, one of the world’s largest event companies with revenues of $2.9 billion worldwide. He most recently held the position of Vice President of Operations with LandAir, the largest privately held LTL carrier in New England, along with PDS, LandAir’s TL subsidiary, with revenues of $40 million. He will receive annual compensation of $225,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives. On January 3, 2023, we agreed to grant restricted stock awards to Mr. Justin Frey for 21,634,615 common shares of the Company which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 5,408,653 shares vesting on March 31, 2023, and 5,408,654 common shares vesting each quarter through December 31, 2023.

We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

Information Systems

Cougar Express. JFK Cartage, Freight Connections and Severance Trucking use a suite of non-proprietary software programs and other technologies to manage dispatching of vehicles, employees, DOT compliance, vehicle maintenance, and scheduling.

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

We may be unable to successfully consummate and integrate acquisitions.

We have acquired and, in the future, we may seek to acquire other carriers as well as other complementary businesses. Exploration of potential acquisitions requires significant attention from our management team. In addition, we expect to compete for acquisition opportunities with other companies, some of which may have greater financial and other resources than we do. We cannot ensure that we will have sufficient cash to consummate an acquisition or otherwise be able to obtain financing under acceptable terms - or obtain financing at all - for an acquisition. If we are unable to access sufficient funding for potential acquisitions, we may not be able to complete transactions that we otherwise find advantageous.

Any subsequent acquisition will entail numerous risks, including:

● we may not achieve anticipated levels of revenue, efficiency, cash flows and profitability;

● we may experience difficulties managing businesses that are outside our historical core competency and markets;

● we may underestimate the resources required to support acquisitions, which could disrupt our ongoing business and distract our management;

● we may incur unanticipated costs to our infrastructure to support new business lines or separate legal entities;

● we may be required to temporarily match existing customer pricing in the acquiree’s markets, which may be lower than the rates that we would typically charge for our services;

● liabilities we assume could be greater than our original estimates or may not be disclosed to us at the time of acquisition;

● we may incur additional indebtedness or we may issue additional equity to finance future acquisitions, which could be dilutive to our shareholders;

● potential loss of key employees and customers of the acquired company; and

● an inability to recognize projected cost savings and economies of scale.

In addition, we may have difficulty integrating any acquired business and its operations, services and personnel into our existing operations, and such integration may require a significant amount of time and effort by our management team. To the extent we do not successfully avoid or overcome the risks or problems resulting from any acquisitions we undertake, there could be a material adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2022, two customers represented 22.8% of the Company’s total net revenues (11.9% and 10.9%, respectively). For the year ended December 31, 2021, four customers represented 74.5% (28.5%, 21.6%, 12.5% and 11.9%, respectively) of the Company’s total net revenues, respectively. Approximately 28.5% of the Company’s revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul businesses, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact caused Prime EFS and Shypdirect to become insolvent and to cease operations. In 2021, we began to acquire other business and diversified our customer base and added additional customers. Our contractual relationships with customers, including Amazon, generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

We may depend on third parties in the operation of our business.

As required, we may depend on third parties to provide truck and other transportation services and to report certain events to us, including delivery information and claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with our vendors could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely effected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

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

Our financial condition and results of operations for fiscal year 2022 and beyond may be materially adversely affected by COVID-19.

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

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institution holding such funds fail.

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at one financial institution. On December 31, 2022, cash in bank in excess of FDIC insured levels amounted to approximately $1,143,000. On March 12, 2023, Signature Bank, our financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. At the time of closing, we had all of our cash at Signature Bank. We did not lose access to our accounts or experience interruptions in banking services, and we suffered no losses with respect to our deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. On March 19, 2023 Signature Bridge Bank N.A. was acquired by New York community Bancorp Inc., which is the parent of Flagship Bank, N.A. We are currently looking at additional banking options to ensure that our exposure is limited or reduced to the FDIC protection limits. If the financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations. If the financial institution in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to continue to protect our uninsured deposits or investments in a similar manner.

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

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary because of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements may be substantial and will depend on many factors including:

●	marketing and developing expenses;
●	revenue received from sales and operations, if any, in the future;
●	the cost of maintaining and replacing our revenue producing equipment;
●	the expenses needed to attract and retain skilled personnel; and
●	the costs associated with being a public company.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand for the products we deliver;
●	our ability to effectively manage our working capital;
●	our ability to satisfy consumer demands in a timely and cost-effective manner;
●	pricing and availability of labor and revenue producing equipment;
●	our inability to adjust certain fixed costs and expenses for changes in demand;
●	shifts in geographic concentration of customers, supplies and labor pools; and
●	seasonal fluctuations in demand and our revenue.

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

Historically, we have primarily funded our operations with proceeds from sales of convertible debt and convertible preferred stock. Since our inception, we have incurred recurring losses, including a loss from operations of $8,037,864 and $6,445,024 for the years ended December 31, 2022 and 2021, respectively. Until such time that we implement our growth through acquisition strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the e-commerce and the transportation and logistics industries and other factors described elsewhere in this “Risk Factors” section.

During the year ended December 31, 2021, we issued an aggregate of 343,118 shares of our Series E preferred stock for net proceeds of $3,590,500 and issued an aggregate of 615,000 shares of our Series G preferred stock for net proceeds of $5,479,560. On January 25, 2022, we entered into Securities Purchase Agreements with investors pursuant to which the Investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 70,000 shares of Series G and (ii) Warrants to purchase 70,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each share of Series G purchased (the “January 2022 Series G Offering”). The gross proceeds to the Company were $700,000, or $10.00 per unit. The Company paid placement agent fees of $70,000 and received net proceeds of $630,000. The proceeds were used for the acquisition of Cougar Express, JFK Cartage, and Freight Connections, the repayment of debt, and for working capital purposes. Additionally, during the year ended December 31, 2021 and during the three months ended March 31, 2022, we received proceeds of $4,226,383 and $245,714 from the exercise of stock warrants, respectively.

Our cash as of December 31, 2022 will not be sufficient to fund our operations for at least the next twelve months from the date of the issuance of the consolidated financial statements and we will need to raise additional working capital.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As a result of the acquisitions of JFK Cartage and Freight Connections, during the year ended December 31, 2022, there was a $7,750,835 increase in the gross intangible assets made up of $5,644,956 of finite lived intangible assets and $2,105,879 of goodwill. The increase in gross finite lived intangible assets is associated with customer relationships and covenants not to compete and have finite lives.

As a result of the acquisitions of Shyp FX and Cougar Express, during the year ended December 31, 2021, there was a $2,647,217 increase in the gross intangible assets made up of $2,647,217 of finite lived intangible assets. The increase in gross finite lived intangible assets is associated with customer relationships and covenants not to compete and have finite lives.

Based on the Company’s impairment analysis, management determined that an intangible impairment charge was required for the year ended December 31, 2022 and accordingly, the Company recorded an impairment loss of $2,090,567.

As of December 31, 2022, we had goodwill of $2,105,879 and other intangible assets, net of $4,601,677. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2022 and 2021, our management team identified material weaknesses relating to, among other matters:

●	In 2021, we lacked a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. In an effort to address this material weakness, in January 2022, we expanded our Board of Directors by three independent and outside members to a total of four directors. Further, we established the requisite board committees for audit, compensation, and nominating. The Audit Committee Chairman has current and prior experience in this role with other public companies listed on the OTC and NASDAQ.

●	Our overall lack of segregation of duties among our management team and our lack of segregation of duties and monitoring controls regarding our accounting staff because we have a limited staff of accountants maintaining our books and records. This is a common area of weakness for smaller companies with back-office operations with less than 5 people. We have made significant steps to mitigating this material weakness. We started with the hiring of a new, operational experienced CFO to provide oversight and drive immediate improvement in this area. To address this issue, we have begun implementation or implemented the following policies or processes:

●	Implementation of cash management and banking policy which includes increasing the controls related to individuals banking capabilities, utilization of a daily cash model and forecast, and policy to move cash receipts from customers to ACH.
●	Implementation of formalized payment and accounting transaction review and sign-off by the CFO.
●	Centralization of A/P and cash control at the corporate level including the receipt of invoices to a newly created email address and process to get authorized approval for invoices prior to input into system.
●	Implementation and completion of a formal and detailed 2022 budget and forecast for the consolidated Company.
●	Implemented a formal monthly business review process to discuss budget vs actual variances, and other operational issues to be presented to the Company’s CEO and Board of Directors.

●	We lacked supervision of outside consultants who may negotiate transactions on behalf of our company. As we started the new year in 2022, Sebastian Giordano, who in his capacity as outside consultant, played a large role in the Company’s financial turnaround from March 2020 onward, transitioned to take the formal role of CEO. His first action was to hire a new CFO and bring in three new independent and outside board members to strengthen the management controls of the organization. We currently outsource our financial reporting and certain accounting functions to an experienced outsourced accounting and consulting firm who has been engaged by the Company for the past five years. The short-term plan is to keep the financial reporting and certain accounting functions outsourced with this outsourced accounting and consulting firm until the Company is large enough to insource it. In the meantime, the new CFO of the Company is in the process of reviewing and making changes to the current accounting processes and methodologies as discussed above.

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

To prepare consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	the valuation of accounts receivable;
●	the useful life of property and equipment; the valuation of intangible assets;
●	the valuation of right of use asset and related liability;
●	the valuation of assets acquired and liabilities assumed;
●	assumptions used in assessing impairment of long-lived assets;
●	estimates of current and deferred income taxes and deferred tax valuation allowances;
●	the fair value of non-cash equity transactions;
●	the valuation of derivative liabilities; and
●	the value of claims against the Company.

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

Investment in new and used equipment is a significant part of our annual capital expenditures, and we require an available supply of trucks and other delivery vehicles from equipment manufacturers to operate and grow our business. In recent years, manufacturers have raised the prices of new trucks and other vehicles and equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emission system design requirements mandated by the EPA and various state agencies, which are intended to reduce emissions. For example, more restrictive EPA engine and emissions system design requirements became effective for engines built on or after January 1, 2010. In 2011, the EPA and the NHTSA established Phase 1 of a national program to reduce greenhouse gas emissions and establish new fuel efficiency standards for medium- and heavy-duty vehicles beginning for model year 2014 and extending through model year 2018. In October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending to model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. Greenhouse gas emissions regulations are likely to affect equipment design and cost. More recently, in November 2018, the EPA announced the Cleaner Trucks Initiative (CTI), pursuant to which it plans to propose and finalize a rulemaking updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. The EPA is expected to issue a proposed rulemaking to implement the CTI program in 2020. Notwithstanding the federal standards, a number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations and cash flows could be adversely affected.

We may face difficulty in purchasing or leasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (OEM) of tractors, trailers and other delivery vehicles may reduce their manufacturing output due to lower demand for their products in economic downturns or a shortage of component parts. Uncertainty as to future federal emission standards or possible future inconsistencies between federal and state emission standards may also serve to decrease such manufacturing output. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, we may face reduced supply levels and/or increased acquisition or lease costs. An inability to continue to obtain an adequate supply of new or used tractors or trailers for our operations could have a material adverse effect on our business, results of operations and financial condition.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure, including operating and financial reporting systems. Our computer and communications systems are critical in meeting customer expectations, effectively tracking, maintaining and operating our trucks and other delivery vehicles, directing and compensating our employees, and interfacing with our financial reporting system. Our financial reporting system receives, processes, controls, and reports information for operating our business and for tabulation into our financial statements. We currently maintain our computer systems at multiple locations, including several of our offices and terminals and third-party data centers, along with computer equipment at each of our terminals. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond our control. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and investigate and remediate any information security vulnerabilities. A significant natural disaster or cyber-attack incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents or third-party capacity providers, expose us to a risk of loss or litigation, or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

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

In conjunction with capital raising efforts during 2022 and 2021, the Company made commitments to shareholders, preferred stockholders, and warrant holders to issue, or keep available for issuance, additional shares of common stock of the Company. On December 31, 2022 and 2021, the closing trading price as quoted on OTCQB market or OTC Pink market was $0.004 and $0.0133, respectively. Anti-dilution protection features contained in our preferred stock securities purchase agreements and warrants only provide for one-way adjustment. If we issue or sell, or are deemed to have issued or sold, additional shares of common stock, options, warrants of convertible instruments, other than certain exempt issuances, for a consideration per share (the “Base Share Price”) less than a price equal to the conversion price in effect immediately prior to such issuance or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the Base Share Price. As a result, the existing stockholders, including holders who earlier converted their notes or preferred stock, or exercised their warrants, will continue to be subject to substantial dilution.

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

Our shares of common stock are quoted on the OTC Pink Market and there is a limited trading market for our common stock.

On September 1, 2021, we were upgraded to the OTCQB Market. On May 23, 2022, we received notice from OTC Markets Group that as our bid price has closed below $0.01 for more than 30 consecutive calendar days, we no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which states that we must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.” We were informed further that, as per Section 4.1 of the OTCQB Standards, we were granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. Since this requirement was not met by August 21, 2022, on August 21, 2022, we were removed from the OTCQB Marketplace and our common stock is quoted on the OTC Pink Tier.

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

Our common stock currently is traded over-the-counter on the OTC Pink Tier market and is not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

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

On December 31, 2021, we entered into Securities Purchase Agreements with investors (the “Series G SPA”). Pursuant to Series G SPA; (A) on December 31, 2021, investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 615,000 shares of Series G and (ii) Warrants to purchase 615,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased; (B) on January 15, 2022, investors agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 70,000 shares of Series G and (ii) Warrants to purchase 70,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased; and (C) on March 4, 2022, an investor agreed to purchase units, severally and not jointly, which consisted of an aggregate of (i) 25,000 shares of Series G and (ii) Warrants to purchase 25,000,000 shares of the Company’s common stock which are equal to 1,000 warrants for each for each share of Series G purchased. The gross proceeds to the Company were $7,100,000, or $10.00 per unit. We paid fees of $710,507, paid cash of $54,933 for the settlement of disputed penalties related the Series E and received net proceeds of $6,334,560. The initial exercise price of the Warrants related to the Series G purchases is $0.01 per share, subject to adjustment.

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

Item 2. Properties.

Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458.

Due to a reduction in the Company’s revenues and the loss of its Amazon revenues, during the second and third quarter of 2021, we abandoned the all leases associated with Shypdirect and Prime EFS. Accordingly, during the year ended December 31, 2021, we wrote the remaining balance of these right of use assets and recorded a loss on lease abandonment of $1,223,628.

The lease of our subsidiary, Cougar Express, expired on December 31, 2021. On February 16, 2022, the landlord for the leased premises from which Cougar Express previously conducted its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSS. The case was No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court. In the case, Airport sought to evict Cougar Express forthwith and to collect $51,080 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,080 was twice the monthly rent collected in the last year of the expired lease and is computed correctly under the holdover provision in the expired lease. By stipulation filed with the Court on May 19, 2022, this matter was settled and terminated. Pursuant to the settlement, Cougar agreed to pay, and paid, certain unpaid common charges of $8,016.25 and monthly rent at a rate of $33,275 per month until Cougar vacated the premises. Cougar also agreed to vacate the Valley Stream premises by September 30, 2022. Following Cougar’s acquisition of JFK Cartage, Cougar was able to vacate, and vacated the Valley Stream location by September 30, 2022 and moved its operations to the JFK Cartage property.

As a result of the acquisition of JFK Cartage and Freight Connection, the Company assumed several non-cancelable operating leases for the lease of office, warehouse spaces, and parking spaces.

JFK Cartage leases approximately 30,797 square feet of office and warehouse space and parking area in Inwood, New York under a non-cancelable operating lease through November 2024. Monthly base rent is $45,801 and is subject to a 4% annual increase.

Freight Connections leases an aggregate of approximately 186,000 square feet of office and warehouse space and parking areas in Ridgefield and Englewood, New Jersey under several non-cancelable operating leases through June 2027. Aggregate monthly base rent is approximately $133,000 plus common area and other charges and is subject to annual increases.

Severance Trucking leases an aggregate of approximately 43,000 square feet of office and warehouse space and parking areas in North Haven, Connecticut and Dracut, Massachusetts under two non-cancelable operating leases through February 2028. Aggregate monthly base rent is approximately $128,000 plus common area and other charges and is subject to annual increases.

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

Disputes Between ELRAC LLC and Enterprise Leasing Company of Philadelphia, LLC on the one hand, and Prime EFS, LLC on the other hand

In 2021 and as of December 31, 2021, the Company’s prior subsidiary, Prime EFS, LLC (“Prime EFS”) was a party to an arbitration with two companies, ELRAC LLC (“ELRAC”), and Enterprise Leasing Company of Philadelphia, LLC (“ELC”).

As previously disclosed, since the Company deconsolidated Prime EFS effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021, as of December 31, 2021, the Company’s consolidated balance sheet no longer included an accrual for this matter.

Solely to avoid the expense and distraction of the matter, effective March 31, 2022, TLSS and Prime EFS, on the one hand, and ERLAC and ELC, on the other hand, settled the above matter for a single payment, by TLSS, to ERLAC and ELC, of $30,000. Pursuant to the settlement, TLSS and Prime, on the one hand, and ERLAC and ELC, on the other hand, exchanged mutual general releases, thereby releasing and discharging any and all claims between TLSS, Prime EFS and their affiliates, on the one hand, and ERLAC, ELC and their affiliates, on the other hand. As of December 31, 2021, the Company accrued the settlement amount ($30,00) and included same in accrued expenses on the Company’s consolidated balance sheets.

As a result of the March 2022 settlement, and since we have not received any further communications concerning this matter, we consider the matter to be closed and terminated.

Bellridge Capital, L.P. v. TLSS et al.

On September 11, 2020, a prior lender to the Company, Bellridge Capital, L.P., filed a civil action against TLSS and others in the United States District Court for the Southern District of New York. The case was assigned Case No. 20-cv-7485.

After discontinuing the foregoing federal action voluntarily and without prejudice, on April 23, 2021, Bellridge filed a substantially similar civil action in New York Supreme Court, New York County, which was assigned index number 652728/2021.

In May 2022, all parties to the Bellridge state court action settled the case and exchanged mutual general releases for a cash payment by the Company to Bellridge of $250,000.

In partial consideration for the settlement, the Company and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheet as of December 31, 2021. In connection with this settlement, during the year ended December 31, 2022, the Company recorded settlement expense of $227,811.

As a result of the May 2022 settlement, and since we have not received any further communications concerning this matter, we consider the matter to be closed and terminated.

SCS, LLC v. TLSS

On January 14, 2021, a former financial consultant to the Company, SCS, LLC, filed an action against TLSS in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Case No. 50-2020-CA-012684.

In this action, SCS alleges that it entered into a renewable six-month consulting agreement with TLSS dated September 5, 2019 and that TLSS failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

On February 9, 2021, TLSS filed an answer, defenses and counterclaims in this action. Among other things, TLSS avers that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of TLSS’s interests, not in furtherance of SCS’s own, and conflicting, interests. TLSS also avers, in its counterclaims, that SCS owes TLSS damages in excess of the $42,000 sought in the main action because SCS was at least grossly negligent in any due diligence it undertook before recommending that TLSS acquire Prime EFS LLC in June 2018. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

A two-day non-jury trial was held in this action in Palm Beach County, Florida, on April 20-21, 2022. However, at the end of the second day a mistrial was declared because SCS had not withdrawn its motion to strike and answered the counterclaims. Since the mistrial, there have been no further filings or proceedings in this case.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint. The Company therefore intends to defend this case vigorously. Because there have been no further filings or proceedings on this case since April 2022, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, SCS’s demand in the case remains $42,000.

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

The plaintiff in this action, SCS, alleges it is a limited liability company formed by a former chief executive officer and director of TLSS, Lawrence Sands. The complaint alleges that between April 2019 and June 2020, the immediately prior chairman and chief executive officer of TLSS, Mercadante, the former chief development officer of TLSS, Cerny, and, since February 2020, TLSS’s then restructuring consultant who is now chairman and chief executive officer of TLSS, Giordano, breached fiduciary duties owed to the Company. Prior to becoming CEO, Giordano rendered his services to TLSS through defendant Ascentaur LLC.

Briefly, the complaint alleges that Mercadante breached duties to TLSS by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company Common Stock in order to facilitate an equity offering by the Company and then not consummating that offering. The complaint also alleges that Mercadante and Cerny caused the Company to engage in purportedly wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint further alleges that Mercadante and Cerny “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages on behalf of the Company for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, and civil conspiracy and the appointment of a receiver or custodian for the Company.

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

By order dated and issued September 15, 2022, the Circuit Judge assigned to this case dismissed the original Complaint in the matter, finding (a) that SCS had failed to adequately allege it has standing and (b) that the complaint fails to adequately allege a cognizable claim. The dismissal was without prejudice, meaning SCS could attempt to replead its claims.

On October 5, 2022, SCS filed an Amended Complaint in this action. By order dated and issued December 19, 2022, the Circuit Judge assigned to this case once again dismissed the case, finding (a) that SCS still failed to adequately allege it has standing and (b) that the complaint still fails to adequately allege a cognizable claim. Once again, however, the dismissal was without prejudice.

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. As of this writing, the parties are awaiting a ruling by the Court on the motion heard March 9, 2023.

While they hope to prevail on the March 9, 2023, motion, win or lose, defendants in this action advise that they believe the action to be frivolous (a position with which we agree) and intend to mount a vigorous defense to this action.

Owing to the fact that no discovery has occurred in the case, however, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. In a derivative case, any recovery is to be paid to the corporation; however, the individual defendants in this case are fully indemnified by the Company unless a final judgment is entered against them for deliberate or intentional misconduct.

Jose R. Mercedes-Mejia v. Shypdirect LLC et al.

On August 4, 2020, an action was filed against Shypdirect, Prime EFS and others in the Superior Court of New Jersey for Bergen County captioned Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al. The case was assigned docket number BER-L-004534-20.

In this action, the plaintiff seeks reimbursement of his medical expenses and damages for personal injuries following an accident with a box truck leased by Prime EFS and subleased to Shypdirect and being driven by a Prime EFS employee, in which the plaintiff’s ankle was injured. Plaintiff has thus far transmitted medical bills exceeding $789,000. Prime EFS and Shypdirect demanded their vehicle liability carrier assume the defense of this action. To date, the carrier has not done so, allegedly inter alia because the box truck was not on the list of insured vehicles at the time of the accident.

On November 9, 2020, Prime EFS and Shypdirect filed their answer to the complaint in this action and also filed a third-party action against the insurance company in an effort to obtain defense and indemnity for this action.

On May 21, 2021, Prime EFS and Shypdirect also filed an action in the Supreme Court, State of New York, Suffolk County (the “Suffolk County Action”), seeking defense and indemnity for this claim from the insurance brokerage, TCE/Acrisure LLC, which sold the County Hall insurance policy to Shypdirect.

On August 19, 2021, the Plaintiff filed a motion for leave to file a First Amended Complaint to name four (4) additional parties as defendants – TLSS, Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc. In the claim against TLSS, Plaintiff seeks to “pierce the corporate veil” and hold TLSS responsible for the alleged liabilities of Prime and/or Shypdirect as the supposed alter ego of these subsidiaries. In the claims against Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc., Plaintiff seeks to hold these entities responsible for the alleged liabilities of Prime and/or Shypdirect on a successor liability theory.

On September 16, 2021, each of these entities filed papers in opposition to this motion.

On September 24, 2021, the Court granted Plaintiff’s motion for leave to amend the complaint, thus adding TLSS, Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc. as Defendants.

On October 22, 2021, Acrisure stipulated to consolidate the Suffolk County Action into and with the Bergen County action.

On November 22, 2021, all Defendants filed their Answer to the First Amended Complaint. On November 3, 2021, Prime EFS and Shypdirect refiled their Third-Party Complaint against TCI/Acrisure in the Bergen County action. On December 23, 2021, Acrisure filed its Answer to the Third-Party Complaint, denying its material allegations.

On March 2, 2022, Plaintiff sought and was granted leave to file a Second Amended Complaint, bringing claims against Prime and Shypdirect’s vehicle liability carrier, County Hall (for discovery) as well as the producing broker, TCE/Acrisure. Plaintiff also asserted additional alter ego allegations against TLSS.

On February 15, 2023, Plaintiff filed a motion for leave to file a Third Amended Complaint in this action, seeking to assert claims against TLSS’s former CEO, John Mercadante, also on a “pierce the corporate veil” theory. On March 9, 2023, TLSS, Prime and Shypdirect opposed the motion for leave to add Mercadante, arguing that any claim against Mercadante would be both futile and time-barred. As of this writing, defendants are awaiting Plaintiff’s reply papers and an argument date from the Court on this motion.

Under the currently operative pre-trial order, entered October 4, 2022, all discovery in this case must be concluded by June 30, 2023. In January and February, 2023, numerous depositions were taken in the case, including those of Messrs. Giordano and Mercadante.

TLSS intends to vigorously defend itself in this action and to pursue the third-party actions, in the name and right of Prime and Shypdirect, against both County Hall and TCE/ Acrisure.

Under a so-called MCS-90 reimbursement endorsement to the County Hall policy, TLSS believes that Prime and Shypdirect may have up to $750,000 in coverage under a 1980 federal law under which County Hall is “require[d] to pay damages for certain claims or ‘suits’ that are not covered by the policy.” (See Endorsement CHI – 290 (02/19) to County Hall policy effective May 31, 2019.)

Under New Jersey law, it is well established that a corporation is a separate entity from its shareholder(s) and a primary reason for incorporation is the insulation of shareholders from the liabilities of the corporate enterprise.

The New Jersey Supreme Court in Richard A. Pulaski Const. Co. v. Air Frame Hangars, Inc., 195 N.J. 457, 472–73 (2008) held that, in light of the fundamental propositions that a corporation is a separate entity from its shareholders, and “that a primary reason for incorporation is the insulation of shareholders from the liabilities of the corporate enterprise,” courts will not pierce a corporate veil “[e]xcept in cases of fraud, injustice, or the like...’” (citations omitted). The New Jersey Supreme Court further held that:

The limitations placed on a claimant’s ability to reach behind a corporate structure are intentional, as “[t]he purpose of the doctrine of piercing the corporate veil is to prevent an independent corporation from being used to defeat the ends of justice, to perpetrate fraud, to accomplish a crime, or otherwise to evade the law[.]” (citations omitted). Hence, to invoke that form of relief, “the party seeking an exception to the fundamental principle that a corporation is a separate entity from its principal bears the burden of proving that the court should disregard the corporate entity.” ….

The purpose of piercing the corporate veil is thus to prevent an independent corporation from being used to defeat the ends of justice, perpetrate fraud, to accomplish a crime, or otherwise to evade the law.

To pierce the corporate veil and impute alter ego liability on TLSS for the alleged torts of Prime, Shypdirect and/or their agents, employees and servants, the Plaintiff herein would have to establish: (1) that Prime and Shypdirect were “utterly dominated” by TLSS and (2) that respecting the separate corporate existences of the subsidiaries would perpetrate a fraud or injustice, or otherwise circumvent the law. FDASmart, Inc. v. Dishman Pharmaceuticals and Chemicals, Ltd., et al., 448 N.J. Super. 195, 204 (App. Div. 2016). A plaintiff must satisfy this burden by clear and convincing evidence.

To determine whether the first element has been satisfied, courts consider whether the parent company so dominated the subsidiary that the latter had no separate existence but was merely a conduit for the parent. In considering the level of dominance exercised by the parent over the subsidiary, the court will consider factors such as common ownership, financial dependency, interference with a subsidiary’s selection of personnel, disregard of corporate formalities, and control over a subsidiary’s marketing and operational policies.

To date, to the best of the undersigned’s knowledge, information and belief, no discovery has been taken in this action which would permit the imposition of alter ego liability on TLSS for the subject accident.

To date, to the best of the undersigned’s knowledge, information and belief, no discovery has been taken in this action which would permit the imposition of successor liability on Shyp CX, Inc., Shyp FX, Inc. and/or Cougar Express, Inc. for the subject accident.

However, owing to the early stage of this heavily litigated action, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Holdover Proceeding

On February 16, 2022, the landlord for the leased premises from which Cougar Express previously conducted its Valley Stream New York business, Airport Park LLC (“Airport”), filed an action to evict and for unpaid holdover rent against Cougar Express and TLSS. The case was No. LT-000550-22/NA, filed in Landlord Tenant Court in Nassau County District Court.

In the case, Airport sought to evict Cougar Express forthwith and to collect $51,079.78 for each month of holdover occupancy starting January 1, 2022 through the month of any eviction, plus statutory interest, costs and attorneys’ fees. $51,079.78 is twice the monthly rent collected in the last year of the expired lease and was computed correctly under the holdover provision in the expired lease.

By stipulation filed with the Court on May 19, 2022, this matter was settled and terminated. Pursuant to the settlement, Cougar agreed to pay, and paid, certain unpaid common charges of $8,016.25 and monthly rent at a rate of $33,275 per month until Cougar vacated the premises. Cougar also agreed to vacate the Valley Stream premises by September 30, 2022. Following Cougar’s acquisition of JFK Cartage, Cougar was able to vacate, and vacated, the Valley Stream location by September 30, 2022.

Since the May 2022 settlement and Cougar’s vacating the subject premises in timely fashion, we have not received any further communications concerning this matter. We therefore view the matter as closed and terminated.

COR Holdings, LLC

In the second quarter of 2022, COR Holdings LLC, a lender to the Company’s former Prime EFS subsidiary, made an informal (email) demand that it be issued 3,882,480 shares of Company common stock in exchange for an alleged $97,062 balance due. The Company had, pursuant to a debt conversion rights agreement dated August 28, 2020, granted COR a one-year option to exchange the debt at $0.025 per share of Company common stock; however, COR never exercised that option prior to its expiration on August 28, 2021. The Company believes, on advice of counsel, that COR’s sole remedy for the unpaid debt is through Prime EFS’s Assignment for Benefit of Creditors proceeding in New Jersey. Therefore, if COR chooses to pursue this claim against the Company, the Company intends to oppose it vigorously. However, because no formal claim has been filed, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Ryder Truck Rental, Inc.

In the first quarter of 2022, an attorney representing Ryder Truck Rental issued a letter to certain former officers and employees of the Company’s former Shypdirect subsidiary, demanding payment of $308,240.65 under certain open invoices for trucks leased by Shypdirect, $1,141,211.55 in certain additional charges under a 2018 contract, and $434,835.66 in attorney’s fees. Solely to avoid the expense and distraction of litigation, including without limitation, certain alter ego and derivative liability claims alleged by Ryder, on August 5, 2022, the Company, pursuant to a Settlement Agreement and Mutual General Releases dated August 2, 2022, paid Ryder $6,500 in full and final settlement. The release of claims executed by Ryder covers, among others, TLSS and all its former and current subsidiaries, directors, officers and employees as well as all former members and managers of Shypdirect.

Since the August 2022 settlement, we have not received any further communications concerning this matter. We therefore view the matter as closed and terminated.

Maria Lugo v. JFK Cartage

The Company’s JFK Cartage, Inc. subsidiary is one of three (3) defendants in an action captioned Maria Lugo v. JFK Cartage, Inc. d/b/a Fifth Dimension Logistix, Joan Ton, individually, and Chris Bartley, individually. The case is pending in Supreme Court, State of New York, Queens County, Index No. 704862/2022.

In this action, which was filed March 4, 2022, a former employee of JFK Cartage alleges that she suffered discrimination and retaliation in violation of the New York City Human Rights Law and the New York State Human Rights Law. The former employee alleges that on December 28, 2021, she had Covid-19 symptoms, advised the defendants she was feeling ill and went home early to take a home test. She further alleges that on December 30, 2021, she tested positive for Covid-19 and informed defendants she had to isolate for ten (10) days. Plaintiff alleges that she returned to work on January 7, 2022, but that her employment was terminated later that day by defendant Bartley who “questioned the authenticity of the at-home test, accusing her of fraud.” Plaintiff claims her employment “was terminated due to her disability (a Covid-19 infection) and in retaliation for her requesting reasonable accommodation for the illness she suffered.” She seeks unspecified compensatory damages, including lost pay and benefits, punitive damages and attorneys’ fees.

On December 16, 2022, all defendants filed an answer and affirmative defenses, denying all claims for statutory violations. The case is currently in discovery. The conduct alleged in the complaint occurred prior to the Company’s July 31, 2022, acquisition of JFK Cartage, Inc. The Company believes that, in relation to this action, it has a right to full indemnification from the selling stockholder (including for attorneys’ fees) as well as set-off rights against notes payable to the selling stockholder.

Owing to (among other things) the fact that discovery in this action has just begun, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Elaine Pryor v. Rocio Perez, et al.

The Company’s Freight Connections, Inc. subsidiary (“FCI”) is one of three (3) named defendants in an action captioned Elaine Pryor v. Rocio Perez, North Trucking & Logistics, LLC and Freight Connections, Inc. The case is pending in Superior Court of New Jersey, Essex County, Docket No. ESX-L-5147-18.

In this action, which was filed in 2018, plaintiff alleges that on February 1, 2017, she suffered personal injuries in a collision between her motor vehicle and a truck operated by a then employee of FCI. Plaintiff alleges that the truck was owned by FCI and leased to North Trucking & Logistics at the time.

At present, there are two other actions pending related to insurance coverage for the accident. They are Acceptance Indemnity Insurance Company v. Freight Connections, LLC (Superior Court of New Jersey, Essex County, Docket No. ESX-L-7144-19) and New Jersey Manufacturers Insurance Company, as subrogee of Elaine Pryor v. Acceptance Indemnity Insurance Company (Superior Court of New Jersey, Essex County, Docket No. ESX-L-5120). These two actions involving insurance coverage questions have been consolidated with the Pryor personal injury claim.

In an opinion issued November 16, 2022, the court denied all parties’ motions for summary judgment on the insurance coverage issues.

The conduct alleged in the Pryor complaint occurred prior to the Company’s September 16, 2022 acquisition of FCI. The selling stockholder of FCI has advised the Company that the truck in question was not owned by FCI at the time of the accident. The Company is currently investigating this issue as well as who the driver’s employer was at the time of the accident.

Owing to (among other things) the above uncertainties, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Other than discussed above, as of December 31, 2022, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock was quoted on the OTC Pink market under the symbol “PTRA” through August 13, 2018 and “TLSS” beginning on August 14, 2018. On September 1, 2021, the Company was upgraded to the OTCQB Market. On May 23, 2022, we received notice from OTC Markets Group that as the Company’s bid price has closed below $0.01 for more than 30 consecutive calendar days, it no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which states that the Company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.” We were informed further that, as per Section 4.1 of the OTCQB Standards, the Company will be granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. Since this requirement was not met by August 21, 2022, on August 21, 2022, we were removed from the OTCQB Marketplace and our common stock is quoted on the OTC Pink Tier. We chose not to reverse split our common stock and, instead, to await the results of the achievement of our business plan for acquisitions and financings, which, if successful, may result in an increase in the share price of our common stock, enabling us to reapply for re-listing on the OTCQB.

Trading in OTC Pink Tier stocks can be volatile, sporadic, and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. The following table reflects the high and low bid price for our common stock for the period indicated. The bid information, during the period that our Common Stock was quoted on the OTC Pink market, was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
Fiscal year ended December 31, 2022	First	$0.0180	$0.0102
	Second	$0.0112	$0.0042
	Third	$0.0085	$0.0051
	Fourth	$0.0060	$0.0033

	Quarter	High	Low
Fiscal year ended December 31, 2021	First	$0.095	$0.030
	Second	$0.035	$0.013
	Third	$0.035	$0.014
	Fourth	$0.029	$0.013

Holders

As of March 29, 2023, there were 100 record holders of our common stock, and there were 3,664,518,950 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

On January 3, 2023, the Company’s Board of Directors granted the chief operating officer 21,634,615 shares of its common stock which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 5,408,653 shares vesting on March 31, 2023, and 5,408,654 common shares vesting each quarter through December 31, 2023. In connection with these shares, the Company valued these common shares at a fair value of $90,865 and will record stock-based compensation expense over the one year vesting period.

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

Risks and uncertainties

We maintain our cash in bank and financial institution deposits that at times may exceed federally insured limits. On December 31, 2022, cash in bank in excess of FDIC insured levels amounted to approximately $1,143,000. On March 12, 2023, Signature Bank, our financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. At the time of closing, the Company had all of its cash at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC, the Company expected to have access to all of its deposits at Signature Bank. We did not lose access to our accounts or experience interruptions in banking services, and we suffered no losses with respect to our deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. We are currently looking at additional banking options to ensure that our exposure is limited or reduced to the FDIC protection limits.

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

Overview

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company. Our active wholly-owned operating subsidiaries, Cougar Express, Freight Connections, JFK Cartage, and Severance Trucking Co., Inc. (acquired in 2023, along with Severance Warehousing, Inc. and McGrath Leasing, Inc., together Severance Trucking), together provide a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. Such entities operate several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. Inactive subsidiaries include: TLSSA, Shyp CX, Shyp FX, TLSS-FC, TLSS-STI.

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

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns its own transportation equipment and employs its own drivers. As of December 31, 2022, through our active subsidiaries, we owned approximately 32 vehicles consisting of trucks, box trucks and vans, 14 trailers, and 15 forklifts, while employing approximately 23 drivers.

In addition, our operations utilize the services of independent contractors, who generally use their own vehicles, on an as needed basis.

Since exiting the Amazon business, we have pursued a growth by acquisitions strategy as set forth below and as such, continues to pursue potential acquisition opportunities.

Between June 18, 2018 and September 30, 2020, we operated through Prime EFS and Shypdirect. The great bulk of Prime EFS’s business prior to September 30, 2020 was conducted pursuant to the Delivery Service Provider program (the “Prime EFS DSP Program”) of Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”). In June 2020, Amazon gave notice to Prime EFS that Amazon would not be renewing the Prime EFS DSP Program agreement when that agreement terminated effective September 30, 2020. Prime EFS ceased operations on September 30, 2020 due to Amazon’s non-renewal of the Prime EFS DSP Program. Shypdirect conducted its business as a carrier under a relay program service agreement with Amazon (the “Program Agreement”). On July 17, 2020, Amazon notified Shypdirect that Amazon had elected to terminate the Program Agreement, effective as of November 14, 2020 (the “Shypdirect Termination Notice”). On August 3, 2020, Amazon offered to withdraw the Shypdirect Termination Notice and extend the term of the Program Agreement to and including May 14, 2021 (the “Aug. 3 Proposal”). On August 4, 2020, the Company, Prime EFS and Shypdirect accepted the Aug. 3 Proposal. The Program Agreement expired on May 14, 2021. In June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased all operations.

For the year ended December 31, 2022, two customers represented 22.8% of the Company’s total net revenues (11.9% and 10.9%, respectively). For the year ended December 31, 2021, four customers represented 74.5% (28.5%, 21.6%, 12.5% and 11.9%, respectively) of the Company’s total net revenues, respectively. Approximately 28.5% of our revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of the Prime EFS last-mile business with Amazon on September 30, 2020 had a material adverse impact on the operations of Prime EFS beginning in the 4th fiscal quarter of 2020 and the termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect beginning in the 2nd fiscal quarter of 2021. This impact caused Prime EFS and Shypdirect to become insolvent and to cease operations.

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

As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, we relinquished control of Prime EFS and Shypdirect. Therefore, we deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Our results of operations for the year ended December 31, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

On November 13, 2020, we formed a wholly owned subsidiary, Shyp FX, a company incorporated under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, we executed an APA and closed a transaction to acquire substantially all of the assets and certain liabilities of DDTI, a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years, including last-mile delivery services using vans and box trucks. The purchase price was $100,000 of cash and a promissory note of $400,000. The principal assets involved in the acquisition were vehicles for cargo transport, system equipment for vehicle tracking and navigation of vehicles, and delivery route rights together with assumption of associated customer relationships. We concluded that the operations of Shyp FX, which is exclusively dedicated to servicing Federal Express routes in northern New Jersey, no longer fit into our long-term growth plans. Shyp FX sold substantially all its asset and specific liabilities in a transaction that closed in June 2022.

On November 16, 2020, we formed a wholly owned subsidiary, TLSSA, a company incorporated under the laws of the State of Delaware. On March 24, 2021, TLSSA acquired all the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business for five years. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. We believe that the acquisition of Cougar Express fits our current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide us with a long-standing, well-run profitable operation as a step to begin replacing the revenue it lost as a result of Amazon terminating its delivery service provider business. Furthermore, we believe that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into our primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect’s operational capabilities.

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, a company incorporated under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations and is currently inactive.

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. JFK Cartage operates from a 31,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000, subject to certain adjustments. The Company: (i) paid $405,712 in cash at closing; and (ii) JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller, $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. As of the date of this report, the $98,448 has not been paid. Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that existed on the books of JFK Cartage, which was paid in August 2022; and (iv) agreed to pay certain accrued liabilities and other notes payable that exists on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,102,647, which includes cash of $405,712 plus the $696,935 promissory note that is in the name of JFK Cartage. The purchase consideration amount did not include the SBA loan of $503,065 and accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSS-FC, closed on an acquisition of all outstanding stock of Freight Connections, a company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired (the “Freight Connections Seller”), is an unrelated party. Freight Connections was founded in 2016 and is a transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services. Prior to the closing, the Company, TLSSA and Freight Connections Seller entered into an amendment to their Stock Purchase and Sale Agreement, dated as of May 23, 2022 (the “Amended SPA”), and TLSSA assigned its interest in the Amended SPA to TLSS-FC. Pursuant to the Amended SPA, the total purchase price was $9,365,000, subject to certain adjustments. TLSS-FC: (i) paid $1,525,000 in cash at closing, (ii) Freight Connections entered into a $4,544,671 secured promissory note with the Freight Connections Seller, with interest accruing at the rate of 5% per annum and then 10% per annum as of March 1, 2023 (The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections), and (iii) assumed certain debt. The Company issued to the Freight Connections Seller 178,911,844 shares of the Company’s common stock and 32,374 shares of the Company’s Series H preferred stock which is convertible into an aggregate of 323,740,000 shares of the Company’s common stock based on a conversion of 10,000 shares of common stock for each share of Series H preferred stock outstanding. The common stock and the as if converted number of Series H preferred stock were valued at $0.0059 per share based on the quoted closing price of the Company’s common stock on the measurement date, for an aggregate fair value of $2,965,646. The number of shares was calculated as follows: (a) shares of common stock of the Company equal to no more than 4.99% of the number of shares of common stock outstanding immediately after such issuance, and (b) the balance of the shares in Series H Convertible Preferred Stock, a new series of non-voting, convertible preferred stock issuable to sellers in connection with acquisitions or strategic transactions approved by a majority of the directors of the Company. TLSS-FC agreed to pay certain accrued liabilities and other notes payable that exists on the books of Freight Connections and agreed to pay the $4,544,671 secured promissory note which is in the name of Freight Connections. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $9,035,317 which includes (i) cash paid of $1,525,000, (ii) the aggregate fair value of common shares and Series H preferred shares issued to Freight Connections Seller of $2,965,646, and (iii) the $4,544,671 secured promissory note in the name of Freight Connections. The purchase consideration amount does not include accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

Effective February 3, 2023, our newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking Co., Inc., Severance Warehousing, Inc. and McGrath Trailer Leasing, Inc., which together, offer LTL trucking services throughout New England (collectively, “Severance Trucking”), with an effective date as of the close of business on January 31 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Sellers”). None of the Sellers are affiliated with the Company or its affiliates. Severance is a privately-owned full-service transportation carrier and logistics business that has been in operation for over 100 years specializing in LTL trucking that provides next day service to major cities in New England and New York, with cartage and interline agreements with respected carriers that ensure reliable deliveries anywhere in the United States and Canada. With annual revenues of over $13.0 million in 2022, Severance currently operates with over 120 power units and trailers and has two locations, comprised of approximately 18,000 square feet of warehouse and cross dock space, 9,000 square feet of office and 5,750 square feet of repair facilities located in Dracut, Massachusetts and approximately 16,000 square feet of warehouse space in North Haven, Connecticut. The total purchase price was $2,250,000. TLSS-STI: (i) paid $365,613 in cash at closing and paid closing expenses of $158,700; (ii) assumed and paid off $152,748 in vehicle debt; and (iii) entered into a $1,572,939 secured promissory note with the Seller, with interest accruing at the rate of 12% per annum. The entire unpaid principal under the note, shall be due and payable in three (3) equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note is secured solely by the assets of Severance and a corporate guaranty from TLSS. The purchase price is subject to a post-closing adjustment, up or down, determined by the amount by which Severance working capital as of the close of business on January 31, 2023, exceeds or falls short of the target working capital, as of September 30, 2022, on which the purchase price was calculated.

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

Business acquisitions

We account for business acquisitions using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in our consolidated financial statements as of the date of the acquisition.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of one to twenty years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. In addition to purchasing new revenue equipment, the Company may rebuild the engines of its tractors. Because rebuilding an engine increases its useful life, the Company capitalizes these costs and depreciates the cost over the remaining useful life of the unit. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Goodwill and other intangible assets

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

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. Goodwill is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. The Company includes assumptions about the expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill is considered impaired if the recorded value exceeds the fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans. The Company performs its annual testing for goodwill during the fourth quarter of each fiscal year.

Other intangibles, net consists of covenants not to compete and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The Company periodically evaluates both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable.

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

Revenue recognition and cost of revenue

We adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. This ASC is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer service orders, including significant judgments.

We recognize revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees, as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, we recognize revenue on a gross basis. Our payment terms are generally net 30 days from acceptance of delivery. We do not incur incremental costs obtaining service orders from our customers, however, if we did, because all of our customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that we recognize arises from deliveries of freight on behalf of the Company’s customers. Primarily, our performance obligations under these service orders correspond to each delivery of freight that we make under the service agreements. Control of the freight transfers to the recipient upon delivery. Once this occurs, we have satisfied its performance obligation and we recognize revenue.

We cover a 100-mile radius around each of our terminals and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one week of continuous transit time.

Our revenues are primarily derived from the transportation services we provide through the delivery of goods over the duration of a shipment. The bill of lading is a legally enforceable agreement between two parties, and where collectability is probable this document serves as the contract as our basis to recognized revenue under ASC 606- Revenue Recognition. We have elected to expense initial direct costs as incurred because the average shipment cycle is less five days. We recognize revenue and substantially all the purchased transportation expenses on a gross basis. Direct costs of such revenue generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees. We direct the use of the transportation service provided and remain responsible for the complete and proper shipment. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of the services in accordance with ASC 606- Revenue Recognition.

Inherent within the Company’s revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than five days, of the average shipment cycle. On December 31, 2022 and 2021, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

Revenue generated from warehousing services is generally recognized as the service is performed, based upon a monthly or weekly rate.

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

For the year ended December 31, 2022 compared with the year ended December 31, 2021

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2022 and 2021. The financial information below is derived from our consolidated financial statements included in this Annual Report.

	For the Year Ended December 31,
	2022	2021
Revenues	$7,744,477	$5,495,146
Cost of revenues	5,216,839	5,408,143
Gross profit	2,527,638	87,003
Operating expenses	10,565,502	6,532,027
Loss from operations	(8,037,864)	(6,445,024)
Other income (expenses), net	(38,202)	12,699,814
Net income (loss)	(8,076,066)	6,254,790
Deemed dividend related to beneficial conversion features and accrued dividends	(417,546)	(2,650,217)
Net income (loss) attributable to common shareholders	$(8,493,612)	$3,604,573

Results of Operations

Revenues

For the year ended December 31, 2022, our revenues were $7,744,477 as compared to $5,495,146 for the year ended December 31, 2021, an increase of $2,249,331, or 40.9%. This increase was primarily a result of revenues generated from our newly acquired companies, JFK Cartage and Freight Connections, of $679,798 and $2,942,004, respectively, and an increase in revenues from other customers of $855,604. These increases in revenues were offset by a decrease in revenue attributable to Shypdirect’s terminated mid-mile and long-haul business with Amazon of $1,567,927, and a decrease in revenues generated by Shyp FX of $660,148 due to the sale of substantially all the assets and business of Shyp FX in June 2022.

As discussed above, approximately 28.5% of our aggregate revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on our consolidated revenues beginning in the second quarter of 2021. This impact has caused Shypdirect to become insolvent and to cease operations.

On June 21, 2022, we sold substantially all the assets of Shyp FX in an all-cash transaction. For the years ended December 31, 2022 and 2021, we generated revenues from our Shyp FX operation of $528,488 and $1,188,636, respectively. Subsequent to June 21, 2022, we will no longer being generating this revenue.

We continue to: (i) seek to replace the lost Amazon business with other, non-Amazon, customers; (ii) explore other strategic relationships; and (iii) identify potential acquisition opportunities, while continuing to execute our restructuring plan. In 2021, we completed the acquisition of DDTI and Cougar Express and in 2022, we completed the acquisition of JFK Cartage and Freight Connections, as discussed elsewhere. In 2023, we acquired Severance Trucking.

Cost of Revenues

For the year ended December 31, 2022, our cost of revenues was $5,216,839 as compared to $5,408,143 for the year ended December 31, 2021, a decrease of $191,304, or 3.5%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. In the first quarter of 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020, which is included in cost of sales. Subsequent to the acquisition of JFK Cartage on July 31, 2022, we began consolidating the operations of Cougar and JFK which has lowered our costs.

Gross Profit

For the year ended December 31, 2022, we had a gross profit of $2,527,638, or 32.6% of revenues, as compared to gross profit of $87,003, or 1.6% of revenues, for the year ended December 31, 2021, an increase of $2,440,635, or 2,805%. The increase in gross profit for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily resulted from the acquisitions of Freight Connections and JFK Cartage during 2022 which generate aggregate gross profit of $1,503,614. Additionally, in 2021, we recognized a gross loss of $803,369 from our terminated Shypdirect and Prime EFS business. As discussed above, during the year ended December 31, 2021, Prime EFS received a bill for approximately $304,000 for excess wear and tear on trucks that were rented for its last-mile DSP business that terminated in September 2020. In 2023, we expect our gross profit to increase since we will have owned JFK Cartage and Freight Connections for a full year and as we continue to consolidate the operations of Cougar and JFK which has lowered our costs .

Operating Expenses

For the year ended December 31, 2022, total operating expenses amounted to $10,565,502 as compared to $6,532,027 for the year ended December 31, 2021, an increase of $4,033,475, or 61.7%. For the years ended December 31, 2022 and 2021, operating expenses consisted of the following:

	For the Year Ended December 31,
	2022	2021
Compensation and related benefits	$3,742,676	$1,403,311
Legal and professional fees	1,327,172	2,160,081
Rent	1,398,401	599,820
General and administrative expenses	1,806,686	1,115,187
Contingency loss	200,000	30,000
Loss on lease abandonment	-	1,223,628
Impairment loss	2,090,567	-
Total Operating Expenses	$10,565,502	$6,532,027

Compensation and related benefits

For the year ended December 31, 2022, compensation and related benefits amounted to $3,742,676 as compared to $1,403,311 for the year ended December 31, 2021, an increase of $2,339,365, or 166.7%. During the year ended December 31, 2022, the overall increase in compensation and related benefits as compared to the year ended December 31, 2021 was attributable to an increase in compensation paid to significant employees, including the hiring of our chief executive officer and chief financial officer in January 2022, an increase in staff due to increased operations, and an increase in stock-based compensation of $1,386,570. Additionally, in connection with the acquisition of JFK Cartage and Freight Connections in 2022, we incurred aggregate compensation and related benefits of $513,313. These increases were offset by a decrease in compensation and related benefits incurred in 2021 related to the operations of Shypdirect which ceased operations in 2021.

Legal and professional fees

For the year ended December 31, 2022, legal and professional fees were $1,327,172 as compared to $2,160,081 for the year ended December 31, 2021, a decrease of $832,909, or 38.6%. During the year ended December 31, 2022, we had a decrease in legal fees of $165,917 related to a decrease in activities on ongoing legal matters, a decrease in consulting fees of $397,564 primarily attributable to the hiring of our chief executive officer in 2022 who was a consultant during 2021, a decrease in accounting fees of $178,757, and a decrease in other professional fees of $100,671 which primarily consisted of a decrease in fees for the mailing of proxy and shareholder information, offset by an increase in stock-based consulting fees of $10,000.

Rent expense

For the year ended December 31, 2022, rent expense was $1,398,401 as compared to $599,820 for the year ended December 31, 2021, an increase of $798,581, or 133.1%. This increase was attributable to the acquisition of JFK Cartage and Freight Connections in July 2022 and September 2022, respectively. From the respective acquisition date to December 31, 2022, we incurred aggregate rent expense $1,081,472 related to these acquired companies. This increase was offset by a reduction of rent expense due to the abandonment of our leased properties which were vacated due to the cessation of the operations of Shypdirect. As of December 31, 2021, we abandoned all our leased properties, except for the Cougar Express premises. The lease of our subsidiary, Cougar Express, expired on December 31, 2021 and we occupied the facility on a month-to-month basis through September 30, 2022 at which time we vacated the premises and moved the Cougar Express operations into the JFK Cartage facility.

General and administrative expenses

General and administrative expenses include depreciation and amortization expense, bad debt expense and other general and administrative expenses. For the year ended December 31, 2022, general and administrative expenses were $1,806,686 as compared to $1,115,187 for the year ended December 31, 2021, an increase of $691,499, or 62.0%. These increases were primarily attributable to the acquisition of JFK Cartage and Freight Connections in 2022, which incurred general and administrative expenses of $739,143 (including depreciation and amortization of $484,238 and bad debt expense of $103,000). These increases were offset by decreases in general and administrative expenses due to cost-cutting measures taken and the sale of Shyp FX of $47,644.

Contingency loss

For the year ended December 31, 2022, contingency loss amounted to $200,000 as compared to $30,000 for the year ended December 31, 2021, an increase of $170,000, or 566.70%. In connection with the finalization of the ABC, the Assignee has demanded at one time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. We are currently negotiating this amount and cannot predict the outcome of this demanded amount. Accordingly, during the year ended December 31, 2022, we recorded a contingency loss of $200,000 and as of December 31, 2022, we accrued the potential settlement amount of $200,000 which is included in accrued expenses on the accompanying consolidated balance sheet. For the year ended December 31, 2021, contingency loss amounted to $30,000 which is related to the accrual of an estimated legal settlement.

Impairment loss

Based on the Company’s impairment analysis, management determined that an intangible impairment charge was required for the year ended December 31, 2022 and accordingly, we recorded an impairment loss of $2,090,567. We did not incur any impairment loss during the 2021 period.

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

Loss from operations

For the year ended December 31, 2022, loss from operations amounted to $8,037,864 as compared to $6,445,024 for the year ended December 31, 2021, an increase of $1,592,840, or 24.7%.

Other income (expenses)

Total other income (expenses) includes interest income, interest expense, derivative expense, warrant exercise inducement expense, gain on debt extinguishment, settlement expense, gain on deconsolidation of subsidiaries, and other income. For the years ended December 31, 2022 and 2021, other (expenses) income consisted of the following:

	For the Year Ended December 31,
	2022	2021
Interest income	$31,166	$-
Interest expense	(125,382)	(349,544)
Interest expense – related parties	-	(74,959)
Warrant exercise inducement expense	-	(4,431,853)
Gain on debt extinguishment	-	1,564,941
Gain on debt extinguishment – related party	-	148,651
Gain on sale of subsidiary	293,975	-
Settlement expense	(237,961)	-
Other income	-	194,823
Gain on deconsolidation of subsidiaries	-	12,363,449
Derivative income (expense), net	-	3,284,306
Total Other (Expenses) Income, net	$(38,202)	$12,699,814

For the year ended December 31, 2022 and 2021, interest income was $31,166 and $0, respectively, an increase of $31,166, or 100.0%.

For the year ended December 31, 2022 and 2021, aggregate interest expense was $125,382 and $424,503, respectively, a decrease of 299,121, or 70.5%. The decrease in interest expense was attributable to a decrease in average interest-bearing loans outstanding due to the conversion of debt to equity, and a decrease in the amortization of original issue discount. In July 2022 and September 2022, in connection with the acquisitions of JFK Cartage and Freight Connections, note payable balances increased by $5,241,606 related to secured promissory notes entered into with the former owners of JFK Cartage and Freight Connections, and we assumed notes payable aggregating $1,113,982 primarily consisting of equipment notes assumed. Accordingly, we expect interest expense to increase in 2023.

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

For the year ended December 31, 2021, the aggregate net gain on extinguishment of debt was $1,713,592. The gains on debt extinguishment were attributable to the settlement of convertible debt and warrants, the settlement of secured merchant loans, the conversion of convertible debt, the settlement of a note payable – related party, and the settlement of other payables. We did not record any gain on debt extinguishment during the year ended December 31, 2022.

During the year ended December 31, 2022, we recorded settlement expense of $237,961 as compared to $0 for the year ended December 31, 2021.

During the year ended December 31, 2022, we recorded a gain from the sale of assets of our subsidiary, Shyp FX, of $293,975.

During the year ended December 31, 2021, we recorded other income of $194,823. Other income was primarily related to the collection of rental income from the sublease of excess office, warehouse, and parking spaces. As of December 31, 2021, the Company abandoned substantially all its leased properties that generated sublease rental income and we no longer receive sublease income.

For the year ended December 31, 2021, we recognized a gain on deconsolidation of subsidiaries of $12,363,449. We did not recognize this gain during the 2022 period.

For the year ended December 31, 2021, derivative income was $3,284,306. During the year ended December 31, 2021, we recorded derivative income related to the calculated derivative fair value of conversion options and warrants. We did not have any derivative instruments during the 2022 period.

Net (Loss) Income

Due to factors discussed above, for the year ended December 31, 2022 and 2021, net (loss) income amounted to $(8,076,066) and $6,254,790, respectively. For the year ended December 31, 2022, net loss attributable to common shareholders, which included a deemed dividend related to dividends accrued on Series E and Series G preferred stock of $417,546, amounted to $(8,493,612), or $(0.00) per basic and diluted common share. For the year ended December 31, 2021, net income attributable to common shareholders, which included a deemed dividend related to beneficial conversion features on preferred stock and the dividends accrued on Series E and Series G preferred stock of $2,650,217, amounted to $3,604,573, or $0.00 per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2022 and 2021, we had a cash balance of $1,470,807 and $6,067,692, respectively. Our working capital deficit was $4,403,460 on December 31, 2022. We reported a net decrease in cash for the year ended December 31, 2022 as compared to December 31, 2021 of $4,596,885 primarily as a result of the use of cash used for the repayment of notes payable of $975,002, cash used to purchase property and equipment of $143,948, cash used for investment in note receivable of $255,000, cash used in operations of $3,422,359 cash used for the payment of liquidated damages on Series E preferred shares of $24,000, and cash used for acquisitions of $1,930,712, offset by net cash proceeds received from the sale of Series G preferred stock units of $855,000, cash proceeds from the exercise of warrants of $245,714, proceeds from notes payable of $108,395, cash acquired in acquisitions of $196,527, and net cash proceeds received from the sale of the assets of Shyp FX of $748,500.

Additionally, we are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of shares of common stock, the sale of Series E and Series G preferred stock, and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the future, management expects that we will need to curtail our operations ad new may not be able to meet our debt obligations.

Recent Financing Activities

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2022 amounted to $3422,359. During the year ended December 31, 2022, net cash used in operating activities was primarily attributable to net loss of $8,076,066, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $1,134,037, stock-based compensation of $1,386,570, stock-based professional fees of $10,000, impairment loss of $2,090,567, related to the impairment of intangible assets, bad debt expense of $162,400, and a non-cash gain from the sale of the assets of Shyp FX of $296,689, and changes in operating assets and liabilities such as a decrease in accounts receivable of $450,715, a decrease in prepaid expenses and other current assets of $110,606, a decrease in security deposit of $20,185, a decrease in accounts payable and accrued expenses of $218,364, a decrease in insurance payable of $130,590, and a decrease in accrued compensation and related benefits of $102,983.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2022 amounted to $1,384,633, which consisted of cash used for acquisitions of $1,930,712, cash used for the purchase of property and equipment of $143,948, and cash used for investment on note receivable of $255,000, offset by net proceeds received from the sale of the assets of Shyp FX of $748,500 and cash acquired in acquisitions of $196,527.

Net cash used in investing activities for the year ended December 31, 2021 amounted to $2,175,838 and consisted of net cash used for the acquisition of DDTI and Cougar Express of $2,123,115, and cash used for the purchase on transportation equipment offset by cash proceeds from the sale of property and equipment of $3,451.

Financing activities

For the year ended December 31, 2022, net cash provided by financing activities totaled $210,107. During the year ended December 31, 2022, we received proceeds from the sale of Series G preferred shares of $855,000, cash proceeds of $245,714 from the exercise of warrants, and cash from notes payable of $108,395, offset by the repayment of notes payable of $975,002 and the payment of liquidating damages of $24,000.

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

Risks and Uncertainties

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a loss from operations of $8,037,864 and $6,445,024 for the years ended December 31, 2022 and 2021, respectively. The net cash used in operations was $3,422,359 and $4,085,687 for the years ended December 31, 2022 and 2021, respectively. Additionally, we had an accumulated deficit and working capital deficit of $127,510,099 and $4,403,460, respectively, on December 31, 2022. Furthermore, we incurred debt in connection with the acquisition of JFK Cartage and Freight Connections. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future and to pay our debt obligations. Although we have historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Transportation and Logistics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transportation and Logistics Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and cash used in operations of $8,076,066 and $3,422,359, respectively for the year ended December 31, 2022. Additionally, the Company had an accumulated deficit and working capital deficit of $127,510,099 and $4,403,460, respectively, on December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Acquisitions

As described in footnote 2 “Business Acquisitions” and in footnote 3 “Acquisitions and Disposition”, to the consolidated financial statements, the Company closed on two separate business acquisitions in 2022. The determination of fair values for assets acquired and liabilities assumed, and equity portions of purchase consideration required management to make significant estimates and assumptions such as those related to forecasts of future revenues, gross margins, operating expenses, discount rates and equity values. Changes in these assumptions could have a significant impact on the fair values.

We identified business combinations as a critical audit matter. Auditing management’s judgments regarding the above estimates involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) gained an understanding of management’s process to determine the valuations, (b) assessed the competence, independence, qualifications, experience, and capabilities of the third-party valuation specialist, (c) evaluated if the valuation methods used by management was appropriate (d) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and/or other supporting contracts or information, (e) assessed the reasonableness of the discount rates used by evaluating each component, (f) tested the reasonableness of the estimated value of equity purchase consideration, and (g) recomputed the valuation estimates. We agreed with management’s valuations.

Goodwill and Intangible Assets Impairment Assessment

As described in footnote 2 “Goodwill and other intangible assets” and “Impairment of long-lived assets” and footnote 6 “Intangible Assets and Goodwill”, to the consolidated financial statements, the Company is required to test the carrying amount of goodwill at least annually, or more frequently upon the occurrence of certain events. The Company is also required to assess the recoverability of its intangible assets whenever certain events occur, or circumstances change that may be indicators of impairment, but at least annually.

We identified Goodwill and Intangible Assets Impairment Assessment as a critical audit matter because auditing the annual goodwill impairment test and the evaluation of the recovery and fair value of intangible assets required significant judgment regarding the evaluation of qualitative and/or quantitative factors, including estimates.

The primary audit procedures we performed to address these critical audit matters included, among others, (a) gained an understanding of management’s process to determine the valuations, (b) evaluated if the valuation methods used by management were appropriate, (c) analyzed the various assumptions utilized in management’s qualitative goodwill analysis, (d) agreed managements qualitative goodwill analysis to authoritative literature, (e) evaluated the reasonableness of management’s forecasts used in the income method approach by comparing them to historical information, year to date current information and other supporting contracts or information, (f) assessed the reasonableness of the discount rate assumption used in the income method approach by evaluating each component, (g) recomputed the valuation amounts and impairment computations, as applicable. We agreed with management’s impairment assessments in fiscal year 2022.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

March 31, 2023

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$1,470,807	$6,067,692
Accounts receivable, net	2,059,326	481,734
Prepaid expenses and other current assets	613,035	197,336

Total Current Assets	4,143,168	6,746,762

OTHER ASSETS:
Security deposits	377,107	33,340
Property and equipment, net	1,607,212	577,205
Right of use assets, net	8,457,083	-
Goodwill	2,105,879	-
Intangible assets, net	4,601,677	2,177,382

Total Other Assets	17,148,958	2,787,927

TOTAL ASSETS	$21,292,126	$9,534,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable, current portion	$4,953,078	$283,141
Accounts payable	472,701	312,772
Accrued expenses	837,170	212,975
Insurance payable	137,477	98,255
Lease liabilities, current portion	2,081,099	-
Accrued compensation and related benefits	65,103	98,964

Total Current Liabilities	8,546,628	1,006,107

LONG-TERM LIABILITIES:
Notes payable, net of current portion	831,499	12,455
Lease liabilities, net of current portion	6,413,937	-

Total Long-term Liabilities	7,245,436	12,455

Total Liabilities	15,792,064	1,018,562

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001; authorized 10,000,000 shares:

Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; 0 and 700,000 shares issued and outstanding at December 31, 2022 and 2021, respectively (Liquidation value $0 and $700, respectively)	-	700

Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at December 31, 2022 and 2021, respectively ($6.00 per share liquidation value)	-	-

Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 and 51,605 shares issued and outstanding at December 31, 2022 and 2021, respectively ($13.34 per share liquidation value)	21	52

Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 575,000 and 615,000 shares issued and outstanding at December 31, 2022 and 2021, respectively ($10.00 per share liquidation value)	575	615

Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively (No per share liquidation value)	32	-

Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 3,636,691,682 and 2,926,528,666 shares issued and outstanding at December 31, 2022 and 2021, respectively	3,636,692	2,926,529
Additional paid-in capital	129,372,841	124,604,718
Accumulated deficit	(127,510,099)	(119,016,487)

Total Shareholders’ Equity	5,500,062	8,516,127

Total Liabilities and Shareholders’ Equity	$21,292,126	$9,534,689

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021

REVENUES	$7,744,477	$5,495,146

COST OF REVENUES	5,216,839	5,408,143

GROSS PROFIT	2,527,638	87,003

OPERATING EXPENSES:
Compensation and related benefits	3,742,676	1,403,311
Legal and professional fees	1,327,172	2,160,081
Rent	1,398,401	599,820
General and administrative expenses	1,806,686	1,115,187
Contingency loss	200,000	30,000
Impairment loss	2,090,567	-
Loss on lease abandonment	-	1,223,628

Total Operating Expenses	10,565,502	6,532,027

LOSS FROM OPERATIONS	(8,037,864)	(6,445,024)

OTHER INCOME (EXPENSES):
Interest income	31,166	-
Interest expense	(125,382)	(349,544)
Interest expense - related parties	-	(74,959)
Warrant exercise inducement expense	-	(4,431,853)
Gain on debt extinguishment, net	-	1,564,941
Gain on debt extinguishment - related party	-	148,651
Gain on sale of subsidiary	293,975	-
Gain on deconsolidation of subsidiaries	-	12,363,449
Settlement expense	(237,961)	-
Other income	-	194,823
Derivative income	-	3,284,306

Total Other Income (Expenses)	(38,202)	12,699,814

(LOSS) INCOME BEFORE INCOME TAXES	(8,076,066)	6,254,790

Provision for income taxes	-	-

NET (LOSS) INCOME	(8,076,066)	6,254,790

Deemed dividends related to beneficial conversion features, and accrued dividends	(417,546)	(2,650,217)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,493,612)	$3,604,573

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,359,982,502	2,341,907,998
Diluted	3,359,982,502	3,728,170,026

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	700,000	$700	105,378	$105	-	$-	-	$-	1,733,847,494	$1,733,848	$104,872,991	$(122,621,060)	$(16,013,416)

Common stock issued for debt conversion	-	-	-	-	-	-	-	-	59,736,709	59,736	483,720	-	543,456

Sales of Series E preferred share units	-	-	343,118	343	-	-	-	-	-	-	3,590,157	-	3,590,500

Sales of Series E preferred share units	-	-	-	-	615,000	615	-	-	-	-	5,478,946	-	5,479,561

Common stock issued for conversion of Series E preferred shares	-	-	(396,891)	(396)	-	-	-	-	657,780,034	657,781	(657,385)	-	-

Common stock issued for warrant exercises	-	-	-	-	-	-	-	-	475,164,429	475,164	3,751,219	-	4,226,383

Warrant exercise inducement expense	-	-	-	-	-	-	-	-	-	-	4,431,853	-	4,431,853

Beneficial conversion effect related to beneficial conversions	-	-	-	-	-	-	-	-	-	-	143,872	-	143,872

Deemed dividend related to beneficial conversion features and accrued dividends	-	-	-	-	-	-	-	-	-	-	2,509,345	(2,650,217)	(140,872)

Net income	-	-	-	-	-	-	-	-	-	-	-	6,254,790	6,254,790

Balance, December 31, 2021	700,000	700	51,605	52	615,000	615	-	-	2,926,528,666	2,926,529	124,604,718	(119,016,487)	8,516,127

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	64,657,636	64,657	181,057		245,714

Common stock issued for services and future services	-	-	-	-	-	-	-	-	162,641,037	162,641	97,359	-	260,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,136,570	-	1,136,570

Sales of Series G preferred share units	-	-	-	-	95,000	95	-	-	-	-	854,905	-	855,000

Common stock issued for conversion of Series E preferred shares	-	-	(30,187)	(31)	-	-	-	-	113,500,868	113,501	(137,470)	-	(24,000)

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(135,000)	(135)	-	-	190,451,631	190,452	(151,000)	-	39,317

Series H preferred and common stock issued in connection with acquisition			-	-	-	-	32,374	32	178,911,844	178,912	2,786,702	-	2,965,646

Cancellation of Series B preferred in connection with settlement	(700,000)	(700)	-	-	-	-	-	-	-	-	-	-	(700)

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(417,546)	(417,546)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,076,066)	(8,076,066)

Balance, December 31, 2022	-	$-	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,372,841	$(127,510,099)	$5,500,062

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,076,066)	$6,254,790
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	1,134,037	685,644
Amortization of debt discount to interest expense	-	83,548
Stock-based compensation	1,386,570	-
Stock-based professional fees	10,000	-
Impairment loss	2,090,567	-
Non-cash gain from sale of subsidiary	(296,689)	-
Non-cash gain from deconsolidation of subsidiaries	-	(12,448,899)
Derivative income, net	-	(3,284,306)
Non-cash portion of gain on extinguishment of debt, net	-	(1,564,941)
Non-cash portion of gain on extinguishment of debt - related party	-	(148,651)
Non-cash portion of gain on settlement	(700)	-
Loss on lease abandonment	-	1,223,628
Warrant exercise inducement expense	-	4,431,853
Rent expense	37,953	1,680
Bad debt expense (recovery)	162,400	(11,201)
Other non- cash gain	-	(11,806)
Change in operating assets and liabilities:
Accounts receivable	450,715	166,486
Prepaid expenses and other current assets	110,606	253,608
Security deposit	20,185	94,000
Accounts payable and accrued expenses	(218,364)	393,641
Insurance payable	(130,590)	(209,082)
Accrued compensation and related benefits	(102,983)	4,321

NET CASH USED IN OPERATING ACTIVITIES	(3,422,359)	(4,085,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(143,948)	(56,174)
Proceeds from sale of property and equipment	-	3,451
Increase in note receivable	(255,000)	-
Cash acquired in acquisitions	196,527	10,031
Cash used for acquisitions	(1,930,712)	(2,133,146)
Cash proceeds from sale of subsidiary	748,500	-

NET CASH USED IN INVESTING ACTIVITIES	(1,384,633)	(2,175,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series E preferred share units	-	3,590,500
Net proceeds from sale of series G preferred share units	855,000	5,479,560
Payment of liquidated damages on Series E preferred shares	(24,000)	-
Proceeds from exercise of warrants	245,714	4,226,383
Proceeds from notes payable	108,395	-
Repayment of notes payable	(975,002)	(991,468)
Repayment of note payable - related party	-	(500,000)
Net proceeds (payments) of related party advances	-	(55,041)

NET CASH PROVIDED BY FINANCING ACTIVITIES	210,107	11,749,934

NET (DECREASE) INCREASE IN CASH	(4,596,885)	5,488,409

CASH, beginning of year	6,067,692	579,283

CASH, end of year	$1,470,807	$6,067,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$125,382	$445,383
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued interest for common stock	$-	$543,457
Reclassification of due to related parties to accrued expenses	$-	$94,000
Deemed dividend related to price protection and beneficial conversion features	$-	$2,509,345
Decrease in property and equipment and notes payable, net	$-	$31,241
Conversion of Series E preferred stock to common stock	$31	$396
Conversion of Series G preferred stock and accrued dividends to common stock	$39,317	$-
Accrual of preferred stock dividends	$417,546	$140,872
Issuance of common stock for future services	$5,000	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$2,190,707	$265,175
Prepaid expenses	271,305	7,534
Property and equipment	1,341,813	257,416
Right of use assets	9,084,594	44,388
Other receivable	-	622,240
Security deposits	363,952	33,340
Total assets acquired	13,252,371	1,230,093
Less: liabilities assumed:
Accounts payable	433,461	132,155
Accrued expenses	190,798	86,194
Insurance payable	169,812	-
Accrued compensation and related benefits	69,122	-
Notes payable	6,355,588	1,491,458
Lease liabilities	9,084,594	44,388
Total liabilities assumed	16,303,375	1,754,195
Fair value of shares for acquisitions	2,965,646
Increase in intangible assets - non-cash	$6,016,650	$524,102

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a holding company incorporated under the laws of the State of Nevada, on July 25, 2008. Its active wholly-owned operating subsidiaries, Cougar Express, Inc., Freight Connections, Inc., JFK Cartage, Inc. and Severance Trucking Co., Inc. (acquired in 2023, along with Severance Warehousing, Inc. and McGrath Leasing, Inc., together Severance Trucking, Inc.), together provide a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. Such entities operate several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. Inactive subsidiaries include: TLSS Acquisition, Inc. (“TLSSA”), Shyp CX, Inc. (“Shyp CX”), Shyp FX, Inc. (“Shyp FX”), TLSS-FC, Inc. (“TLSS-FC”) and TLSS-STI, Inc. (“TLSS-STI”).

On June 18, 2018, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime EFS”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement. Prime EFS was a New Jersey based transportation company that generated substantially all of its revenues from Amazon Logistics, Inc. (“Amazon”) until it ceased operations on September 30, 2020 due to Amazon’s non-renewal of its Delivery Service Partner (DSP) Agreement with Prime EFS, as described below.

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

During the year ended December 31, 2022, two customers accounted for 22.8% of the Company’s total net revenues. Approximately 28.5% of the Company’s revenue of $5,495,146 for the year ended December 31, 2021 was attributable to Shypdirect’s now terminated mid-mile and long-haul business with Amazon. The termination of Shypdirect’s Amazon mid-mile and long-haul business, which was effective on or about May 14, 2021, had a material adverse impact on operations of Shypdirect. This impact caused Shypdirect to become insolvent and to cease operations.

Since exiting the Amazon business, the Company has pursued an initial growth by acquisitions strategy as set forth below and as such, continues to pursue potential acquisition opportunities.

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

On November 16, 2020, the Company formed a wholly owned subsidiary, TLSSA, a company incorporated under the laws of the State of Delaware. On March 24, 2021, TLSS acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area (“Cougar Express”). Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country (See Note 3).

On February 21, 2021, the Company formed a wholly owned subsidiary, Shyp CX, a company incorporated under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations.

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

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSS-FC, closed on an acquisition of all outstanding stock of Freight Connections, Inc., a New Jersey-based company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area (“Freight Connections”). Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired. Freight Connections was founded in 2016 and is a privately held transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services (See Note 3).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

On August 19, 2021, the Company’s former subsidiaries, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all of the Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process found in the United States Bankruptcy Code. In the subject ABC, the debtor companies, Prime EFS and Shypdirect, together referred to as the “Assignors”, executed Deeds of Assignment, assigning all their assets to the Assignee chosen by the Company, who acts as a fiduciary similar to a Chapter 7 trustee in bankruptcy. On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating judicial proceedings. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021 (See Note 10). The Company has been advised that the Assignee anticipates that she will be able to conclude her work, make final distributions to creditors, and close out the estates of Prime EFS and Shypdirect on or before June 30, 2023.

The Company’s results of operations for the year ended December 31, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021, the filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey.

Unless the context otherwise requires, TLSS and its wholly owned subsidiaries, TLSSA, TLSS-FC, Cougar Express, Shyp FX, Shyp CX, JFK Cartage, and Freight Connections, and its deconsolidated former subsidiaries, Prime EFS and Shypdirect, whose results of operations for the year ended December 31, 2021 are included in the results of the Company prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey, are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, TLSSA, TLSS-FC, Cougar Express, Shyp FX and Shyp CX, JFK Cartage since its acquisition on July 31, 2022, and Freight Connection since its acquisition on September 16, 2022, and Prime EFS and Shypdirect through the date of deconsolidation (September 7, 2021). All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a loss from operations of $8,037,864 and $6,445,024 for the years ended December 31, 2022 and 2021, respectively. The net cash used in operations was $3,422,359 and $4,085,687 for the years ended December 31, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $127,510,099 and $4,403,460, respectively, on December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On December 31, 2022, cash in bank in excess of FDIC insured levels amounted to approximately $1,143,000. On March 12, 2023, Signature Bank, the Company’s financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. At the time of closing, the Company had all of its cash at Signature Bank. The Company did not lose access to its accounts or experience interruptions in banking services, and it suffered no losses with respect to its deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. On March 19, 2023 Signature Bridge Bank N.A. was acquired by New York community Bancorp Inc., which is the parent of Flagship Bank, N.A. The Company is currently looking at additional banking options to ensure that its exposure is limited or reduced to the FDIC protection limits.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had some effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company continues to be affected by possible procurement and shipping delays, supply chain interruptions, and increased fulfilment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2023, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations. The Company plan on diversifying is bank and financial institution deposits to other banks to mitigate such risk.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2022. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of December 31, 2022 and 2021, the Company had no assets and liabilities measured at fair value on a recurring basis.

A roll-forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Balance at beginning of period	$-	$4,181,187
Gain on extinguishment of debt related to repayment or conversion of debt	-	(896,881)
Change in fair value included in derivative gain	-	(3,284,306)
Balance at end of period	$-	$-

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

DECEMBER 31, 2022 and 2021

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, insurance payable, and other payables approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

Business acquisitions

The Company accounted for business acquisitions using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On December 31, 2022, the Company did not have any cash equivalents.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of one to twenty years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. In addition to purchasing new revenue equipment, the Company may rebuild the engines of its tractors. Because rebuilding an engine increases its useful life, the Company capitalizes these costs and depreciates the cost over the remaining useful life of the unit. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Goodwill and other intangible assets

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

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. Goodwill is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. The Company includes assumptions about the expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill is considered impaired if the recorded value exceeds the fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans. The Company performs its annual testing for goodwill during the fourth quarter of each fiscal year.

Other intangibles, net consists of covenants not to compete and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The Company periodically evaluates both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable.

Based on the Company’s impairment analysis, management determined that an intangible impairment charge was required for the year ended December 31, 2022 and accordingly, recorded an impairment loss of $2,090,567. See Note 6 for additional information regarding intangible assets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the year ended December 31, 2022 and 2021, the Company believes that it operates in one operating segment related to its full suite of logistics and transportation services, specializing in last mile deliveries, two-person home and commercial deliveries, mid-mile, and long-haul services.

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

The Company recognizes revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees, as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms are generally net 30 days from acceptance of delivery. The Company does not incur incremental costs obtaining service orders from its customers, however, if the Company did, because all of the Company’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognizes arises from deliveries of freight on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders correspond to each delivery of freight that the Company makes under the service agreements. Control of the freight transfers to the recipient upon delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The Company covers a 100-mile radius around each of its terminals and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one week of continuous transit time.

The Company’s revenues are primarily derived from the transportation services we provide through the delivery of goods over the duration of a shipment. The bill of lading is a legally enforceable agreement between two parties, and where collectability is probable this document serves as the contract as our basis to recognized revenue under ASC 606- Revenue Recognition. The Company has elected to expense initial direct costs as incurred because the average shipment cycle is less five days. The Company recognizes revenue and substantially all the purchased transportation expenses on a gross basis. Direct costs of such revenue generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees. The Company directs the use of the transportation service provided and remain responsible for the complete and proper shipment. The Company recognize revenue for its performance obligations under its customer contracts over time, as its customers receive the benefits of the services in accordance with ASC 606- Revenue Recognition.

Inherent within the Company’s revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, the Company records revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than five days, of the average shipment cycle. On December 31, 2022 and 2021, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

Revenue generated from warehousing services is generally recognized as the service is performed, based upon a monthly or weekly rate.

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

The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2022	2021
Income (loss) per common share - basic:
Net income (loss)	$(8,076,066)	$6,254,790
Less: deemed dividends	(417,546)	(2,650,217)
Net income (loss) attributable to common stockholders	$(8,493,612)	$3,604,573
Weighted average common shares outstanding – basic	3,359,982,502	2,341,907,998
Net income (loss) per common share – basic	$(0.00)	$0.00

Income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders – basic	$(8,493,612)	$3,604,573
Add: Preferred Series E and G dividends	-	2,650,217
Numerator for income (loss) per common share – diluted	$(8,493,612)	$6,254,790
Weighted average common shares outstanding – basic	3,359,982,502	2,341,907,998
Add: dilutive shares related to:
Warrants	-	701,720,958
Series B preferred stock	-	700,000
Series E preferred stock	-	68,841,070
Series G preferred stock	-	615,000,000
Weighted average common shares outstanding – diluted	3,359,982,502	3,728,170,026
Net income (loss) per common share – diluted	$(0.00)	$0.00

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the year ended December 31, 2022 and 2021 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	December 31, 2022	December 31, 2021
Stock warrants	1,258,008,109	30,542,278
Stock options	80,000	80,000
Series E convertible preferred stock	28,571,600	-
Series G convertible preferred stock	575,000,000	-
Series H convertible preferred stock	323,740,000	-
	2,185,399,709	30,622,278

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method of adoption.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. The Company is currently evaluating the new guidance.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – ACQUISITIONS AND DISPOSITION

Acquisitions

2022

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000, subject to certain adjustments. The Company: (i) paid $405,712 in cash at closing; and (ii) JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller, $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that existed on the books of JFK Cartage, which was paid in August 2022; and (iv) agreed to pay certain accrued liabilities and other notes payable that exists on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,102,647, which includes cash of $405,712 plus the $696,935 promissory note that is in the name of JFK Cartage. The purchase consideration amount did not include the SBA loan of $503,065, and accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSS-FC, closed on an acquisition of all outstanding stock of Freight Connections, a company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired (the “Freight Connections Seller”). Freight Connections was founded in 2016 and is a transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services. Prior to the closing, the Company, TLSSA and Freight Connections Seller entered into an amendment to their Stock Purchase and Sale Agreement, dated as of May 23, 2022 (the “Amended SPA”), and TLSSA assigned its interest in the Amended SPA to TLSS-FC. Pursuant to the Amended SPA, the total purchase price was $9,365,000, subject to certain adjustment. TLSS-FC: (i) paid $1,525,000 in cash at closing, (ii) Freight Connections entered into a $4,544,671 secured promissory note with the Freight Connections Seller, with interest accruing at the rate of 5% per annum and then 10% per annum as of March 1, 2023 (The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections), and (iii) assumed certain debt. The Company issued to the Freight Connections Seller 178,911,844 shares of the Company’s common stock and 32,374 shares of the Company’s Series H preferred stock which is convertible into an aggregate of 323,740,000 shares of the Company’s common stock based on a conversion of 10,000 shares of common stock for each share of Series H preferred stock outstanding. The common stock and the as if converted number of Series H preferred stock were valued at $0.0059 per share based on the quoted closing price of the Company’s common stock on the measurement date, for an aggregate fair value of $2,965,646. The number of shares was calculated as follows: (a) shares of common stock of the Company equal to no more than 4.99% of the number of shares of common stock outstanding immediately after such issuance, and (b) the balance of the shares in Series H Convertible Preferred Stock, a new series of non-voting, convertible preferred stock issuable to sellers in connection with acquisitions or strategic transactions approved by a majority of the directors of the Company. TLSS-FC agreed to pay certain accrued liabilities and other notes payable that existed on the books of Freight Connections and agreed to pay the $4,544,671 secured promissory note which was assumed by Freight Connections. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $9,035,317 which includes (i) cash paid of $1,525,000, (ii) the aggregate fair value of common shares and Series H preferred shares issued to Freight Connections Seller of $2,965,646, and (iii) the $4,544,671 secured promissory note in the name of Freight Connections. The purchase consideration amount does not include accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The Freight Connections Seller also entered into an employment agreement, including non-competition provisions, to continue with Freight Connections after the acquisition.

The assets acquired and liabilities assumed were recorded at their estimated fair values on the respective acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible assets. After the purchase price measurement period, the Company may record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the adjusted purchase price allocations, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the respective 2022 acquisition:

	JFK Cartage	Freight Connections	Total
Assets acquired:
Cash	$29,280	$167,247	$196,527
Accounts receivable, net	280,815	1,909,892	2,190,707
Other assets	206,591	428,666	635,257
Property and equipment	44,839	1,296,974	1,341,813
Right of use assets	1,172,972	7,911,622	9,084,594
Other intangible assets	752,025	4,892,931	5,644,956
Goodwill	502,642	1,603,237	2,105,879
Total assets acquired at fair value	2,989,164	18,210,569	21,199,733
Liabilities assumed:
Notes payable	(515,096)	(598,886)	(1,113,982)
Accounts payable	(10,559)	(422,902)	(433,461)
Accrued expenses	(187,890)	(241,842)	(429,732)
Lease liabilities	(1,172,972)	(7,911,622)	(9,084,594)
Total liabilities assumed	(1,886,517)	(9,175,252)	(11,061,769)
Net asset acquired	$1,102,647	$9,035,317	$10,137,964
Purchase consideration paid:
Cash paid	$405,712	$1,525,000	$1,930,712
Notes payable	696,935	4,544,671	5,241,606
Common shares and Series H preferred shares issued	-	2,965,646	2,965,646
Total purchase consideration paid	$1,102,647	$9,035,317	$10,137,964

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

On March 24, 2021, TLSSA acquired all issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the New York tri-state area. The purchase price was $2,000,000 of cash plus cash for the acquisition of security deposits, a cash payment equal to 50% of the difference between cash and accounts receivable acquired and accounts payable assumed, less the assumption of truck loans and leases, and a promissory note of $350,000. The previous owner of Cougar Express is barred from competing with the Cougar Express business for five years. Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of approximately 50 commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country. The Company believes that the acquisition of Cougar Express fits its current business plan, given Cougar Express’s demographic location, services offered, and diversified customer base, and given that it would provide the Company with a long-standing, well-run profitable operation as a step to begin replacing the revenue it lost as a result of Amazon terminating its delivery service provider business. Furthermore, the Company believes that, because Cougar Express is strategically based in New York and serves the tri-state area, organic growth opportunities will be available for expanding its footprint into the Company’s primary base of operations in New Jersey, as well as efficiencies that could be derived by leveraging Shypdirect’s operational capabilities.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the year ended December 31, 2021, acquisition and transaction related expenses primarily consisted of legal fees of approximately $8,200. Additionally, the Company paid expenses and fees relating to the sale of Series E preferred stock in which a portion of the proceeds were used to pay the cash portion of the consideration (see Note 9).

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of JFK Cartage and Freight Connections had occurred as of the beginning of the following periods:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net Revenues	$17,035,957	$17,154,021
Net (Loss) Income	$(7,243,186)	$7,754,637
Net Income (Loss) Attributable to Common Shareholders	$(7,660,732)	$5,104,420
Net (Loss) Income per Share	$(0.00)	$0.00

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Disposition

Sale of Shyp FX assets

On June 21, 2022, the Company sold substantially all of the assets of Shyp FX in an all-cash transaction. The purchaser was Farhoud Logistics Inc., a New Jersey corporation, an unrelated party. Under the terms of the sale, The Company sold the assets of Shyp FX consisting of transportation equipment and other equipment and the business of Shyp FX for $825,000. The Company received net proceeds of $748,500 which is net of a broker commission of $75,000 and other expenses of $4,214. $25,000 was being held in escrow, pending bulk sale tax clearance from the State of New Jersey and to cover the estimated cost of a vehicle repair. The Company received the escrowed funds during the fourth quarter of 2022. In connection with the sale of these assets, for the year ended December 31, 2021, the Company recorded a gain on the sale of $293,975 which consisted of the following:

Amount
Total sale price consideration received	$825,000
Less:
Commissions and other fees paid	79,214
Write-off of unamortized intangible assets	194,505
Net book value of property and equipment sold	257,306
531,025
Gain on sale of subsidiaries assets	$293,975

NOTE 4 – ACCOUNTS RECEIVABLE AND NOTE RECEIVABLE

Accounts receivable

On December 31, 2022 and 2021, accounts receivable, net consisted of the following:

	December 31, 2022	December 31, 2021
Accounts receivable	$2,523,778	$481,734
Allowance for doubtful accounts	(464,452)	-
Accounts receivable, net	$2,059,326	$481,734

During the year ended December 31, 2022 and 2021, the Company recorded bad debt expense (recovery) of $162,400 and $(11,201), respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

Note receivable

On October 31, 2022, the Company entered into a promissory note receivable with Recommerce Group, Inc (“Recommerce”), a third party, in the amount of $283,333. In connection with the note receivable, the Company disbursed $255,000 to Recommerce, which is net of an original issue discount of $28,333. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2022 (the “Maturity Date”). On December 31, 2022, note receivable amounted to $283,333 and accrued interest receivable amounted to $2,833, which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. During the year ended December 31, 2022, in connection with this note receivable, the Company recorded interest income of $31,166. In January 2023, Recommerce repaid this note receivable plus all interest due.

NOTE 5 - PROPERTY AND EQUIPMENT

On December 31, 2022 and 2021, property and equipment consisted of the following:

	Useful Life	December 31, 2022	December 31, 2021
Revenue equipment	3 - 20 years	$1,316,518	$747,889
Machinery and equipment	1 - 10 years	440,863	51,301
Office equipment and furniture	1 - 3 years	106,172	-
Leasehold improvements	1 - 3 years	22,329	-
Subtotal		1,885,882	799,190
Less: accumulated depreciation		(278,670)	(221,985)
Property and equipment, net		$1,607,212	$577,205

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

For the years ended December 31, 2022 and 2021, depreciation expense is included in general and administrative expenses and amounted to $198,448 and $215,809, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

As a result of the acquisitions of JFK Cartage and Freight Connections, during the year ended December 31, 2022, there was a $7,750,835 increase in the gross intangible assets made up of $1,753,237 of finite lived intangible assets and $5,997,598 of goodwill (See Note 3). The increase in gross finite lived intangible assets is associated with customer relationships and covenants not to compete and have finite lives.

As a result of the acquisitions of Shyp FX and Cougar Express, during the year ended December 31, 2021, there was a $2,647,217 increase in the gross intangible assets made up of $2,647,217 of finite lived intangible assets (See Note 3). The increase in gross finite lived intangible assets is associated with customer relationships and covenants not to compete and have finite lives.

On December 31, 2022, intangible assets subject to amortization consisted of the following:

	2022
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	3-5	$3,364,444	$196,259	$3,168,185
Covenants not to compete	3-5	1,503,487	87,703	1,415,784
Other intangible assets	1	25,000	7,292	17,708
		$4,892,931	$291,254	$4,601,677

On December 31, 2021, intangible assets subject to amortization consisted of the following:

	2021
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	3-5	$2,497,217	$446,710	$2,050,507
Covenants not to compete	1	150,000	23,125	126,875
		$2,647,217	$469,835	$2,177,382

On December 31, 2022 and 2021, goodwill consisted of the following:

	Useful life	December 31, 2022	December 31, 2021
Goodwill (1)	-	$2,105,879	$-
		$2,105,879	$-

(1)	$502,642 of goodwill is related to a subsidiary that has negative equity as of December 31, 2022.

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company wrote off the remaining net book value of intangible assets related to the acquisition of Shyp FX of $194,505 (See Note 3).

Based on the Company’s impairment analysis, management determined that an intangible impairment charge was required for the year ended December 31, 2022 and accordingly, the Company recorded an impairment loss of $2,090,567.

For the years ended December 31, 2022 and 2021, amortization of intangible assets amounted to $935,589 and $469,835, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2023	$991,295
2024	973,586
2025	973,586
2026	973,586
2027	689,624
Total	$4,601,677

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

During the three months ended June 30, 2021, the Company and each investor entered into a letter agreement whereby the investor waived its right to any Mandatory Default Payment. Accordingly, during the year ended December 31, 2021, the Company reversed the accrued Mandatory Penalty amount due of $620,400 and principal amounts due of $44,000 and recorded a gain on debt extinguishment of $664,400. Additionally, during the year ended December 31, 2021, the Company issued 28,358,841 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $277,916. Hence, as of December 31, 2022 and December 31, 2021, convertible notes payable and default interest due related to the Q1/Q2 2020 Notes amounted to $0.

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

During the three months ended June 30, 2021, the Company issued 15,923,322 shares of its common stock upon the conversion of all remaining principal and interest balances due aggregating $95,540. Hence, as of December 31, 2022 and December 31, 2021, convertible notes payable and default interest due related to the April 20 Note amounted to $0.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Other convertible debt

On August 28, 2020, a note payable with a principal balance due of $185,000 was cancelled and a new convertible note was entered into with a principal balance of $185,000. This new convertible note bore no interest and was payable in monthly payments of $7,500 commencing on September 1, 2020 until paid in full. The Holder had the right, at Holder’s option, at any time prior to the close of business five or more days prior to a payment of principal and interest, to convert any of such Holder’s Note, in whole or in part (in denominations of $20,000 or multiples of it), into that number of shares of common stock of the Company at the conversion price equal to the lowest closing price of the Company’s common stock on the OTC Market during the ten trading days ending the business day before the date of conversion. During the year ended December 31, 2020, the Company repaid $15,000 of this convertible note. In January 2021, the Company issued 15,454,546 shares of its common stock upon conversion of this convertible note and accordingly, as of December 31, 2022 and December 31, 2021, the convertible note balance is $0.

Summary of derivative liabilities

During the year ended December 31, 2021, the fair value of the derivative liabilities, warrants and conversion option was estimated using the Binomial valuation model with the following assumptions:

2021
Expected dividend rate	-
Expected term (in years)	0.75 to 5.00
Volatility	169.7% to 367.0%
Risk-free interest rate	0.04% to 0.87%

For the year ended December 31, 2022 and 2021, amortization of debt discounts related to convertible notes amounted to $0 and $83,548, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the year ended December 31, 2021 was approximately 18.0%.

NOTE 8 – NOTES PAYABLE

Promissory notes

On January 15, 2021, in connection with the acquisition of DDTI, the Company issued a promissory note in the amount of $400,000. The principal amount of $400,000 was payable in four installments of $100,000 plus accrued interest as follows: $100,000 plus accrued interest was due and paid on April 15, 2021, $100,000 plus accrued interest was due and paid on July 15, 2021, $100,000 plus accrued interest is due and paid on October 15, 2021 and $100,000 plus all remaining accrued interest was due and paid on January 15, 2022. Interest accrued at 4% per annum. On December 31, 2022 and December 31, 2021, the principal amount related to this note was $0 and $100,000, respectively.

On March 24, 2021, in connection with the acquisition of Cougar Express, the Company issued a promissory note in the amount of $350,000. The principal amount of $350,000 was payable in two installments of $175,000 plus accrued interest as follows: $175,000 plus accrued interest was due and paid on September 23, 2021 and $175,000 plus all remaining accrued interest was due and paid on March 23, 2022. Interest accrued at 6% per annum. On December 31, 2022 and December 31, 2021, the principal amount related to this note was $0 and $175,000, respectively.

On July 31, 2022, in connection with the acquisition of JFK Cartage, JFK Cartage issued a promissory note in the amount of $696,935. Principal amount of $98,448 is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022. This amount was paid prior to December 31, 2022. The remaining balance of $598,487 is payable in three annual installments of $199,496, with interest at 5% per annum, payable on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On December 31, 2022, the principal amount related to this note was $598,487.

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed an SBA loan that existed on the books of JFK Cartage in the amount of $500,000 and the related accrued interest. The Company repaid this SBA loan and all accrued interest in August 2022.

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. On December 31, 2022, the principal amount related to this note was $4,544,671.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed a merchant loan with Paypal in the amount of $15,612. This merchant was repaid and on December 31, 2022, the merchant loan amount due to Paypal was $0.

Equipment and auto notes payable

In November 2019, the Company entered into a promissory note for the purchase of five trucks in the amount of $460,510. The note was due in sixty monthly installments of $9,304. The first payment was paid in December 2019 and the remaining fifty-nine payments were due monthly commencing on January 27, 2020. The note was secured by the trucks and was personally guaranteed by the Company’s former chief executive officer. During the year ended December 31, 2021, this note was repaid. On December 31, 2022 and December 31, 2021, the equipment note payable to this entity amounted to $0.

In connection with the acquisition of DDTI, the Company assumed several truck notes payable liabilities due to entities. On December 31, 2022 and 2021, truck notes payable to these entities amounted to $0 and $17,985, respectively.

In connection with the acquisition of Cougar Express, the Company assumed several equipment notes payable liabilities due to entities. On December 31, 2022 and 2021, equipment notes payable to these entities amounted to $0 and $2,611, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On December 31, 2022, equipment notes payable to these entities amounted to $9,605.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. During the year ended December 31, 2022, the Company repaid $3,991 of this note. On December 31, 2022, the equipment note payable to this entity amounted to $42,424.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed several equipment notes payable due to entities amounting to $583,274. On December 31, 2022, equipment notes payable to these entities amounted to $533,669.

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. During the year ended December 31, 2022, the Company repaid $6,259 of this note. On December 31, 2022, the equipment note payable to this entity amounted to $55,720.

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

On December 31, 2022 and 2021, notes payable consisted of the following:

	December 31, 2022	December 31, 2021
Principal amounts	$5,784,577	$295,596
Less: current portion of notes payable	(4,953,078)	(283,141)
Notes payable – long-term	$831,499	$12,455

As of December 31, 2022, future maturities of notes payable is as follows:

Year ending December 31:	Amount
2023	$4,953,078
2024	393,429
2025	336,070
2026	82,965
2027	19,035
$5,784,577

NOTE 9– SHAREHOLDERS’ EQUITY

Preferred stock

The Company has 10,000,000 authorized shares of preferred stock, $0.001 par value per share. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

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

DECEMBER 31, 2022 and 2021

Series D preferred shares

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

As of December 31, 2022 and 2021, no shares of Series D were outstanding.

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

DECEMBER 31, 2022 and 2021

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of December 31, 2022 and 2021, the Company has accrued dividends of $161,092 and $140,872, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

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

DECEMBER 31, 2022 and 2021

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

DECEMBER 31, 2022 and 2021

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

From and after the Original Issuance Date, cumulative dividends on each share of Series G shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of December 31, 2022 and December 31, 2021, the Company has accrued dividends of $385,009 and $0, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

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

In connection with issuance of the Series G, during the year ended December 31, 2022, the Company paid the placement agent cash of $95,000 and issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

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

DECEMBER 31, 2022 and 2021

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

In connection with the acquisitions of Freight Connections, on September 16, 2022, the Company issued 32,374 shares of Series H preferred stock. These shares were value in the amount of $1,910,066 based on the as if converted fair value of the underlying common shares, or $0.0059 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

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

DECEMBER 31, 2022 and 2021

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

Shares issued for compensation

On March 11, 2022, pursuant to an employment agreement with the Company’s chief executive officer dated January 4, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year through January 3, 2025. In connection with these shares, the Company valued these common shares at a fair value of $1,343,391 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

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

During the year ended December 31, 2022 and 2021, aggregate accretion of stock-based compensation expense on the above granted shares amounted to $1,386,570 and $0, respectively. Total unrecognized compensation expense related to these vested and unvested common shares on December 31, 2022 amounted to $391,821 which will be amortized over the remaining vesting period of approximately 2.0 years.

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

On February 1, 2022 and amended on May 1, 2022, the Company issued an aggregate of 969,149 of its common shares pursuant to a consulting agreement. These shares were valued at $10,000, or a share price ranging from $0.008 to $0.014, based on the quoted closing price of the Company’s common stock on the measurement dates. In connection with these shares, the Company valued these common shares at a fair value of $10,000 and the Company recorded stock-based professional fees of $10,000.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	-	$-
Granted	138,944,615	0.011
Shares vested	(47,349,791)	(0.011)
Non-vested, December 31, 2022	91,594,824	$0.011

Warrants

Warrants issued and exercised in connection with Series E preferred shares

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

In connection with the sale of Series G preferred shares, during the year ended December 31, 2022, the Company issued warrants to purchase 95,000,000 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

Warrant activities for the years ended December 31, 2022 and 2021 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	147,112,603	$0.052	4.83	$1,780,356
Granted	1,287,257,147	0.010
Inducement warrants granted	205,626,862	0.010
Increase in warrants related to price protection	71,965,500	0.010
Exercises	(521,239,717)	0.010
Balance Outstanding December 31, 2021	1,190,722,395	0.015	4.74	3,831,380
Granted	114,000,000	0.010
Exercises	(46,714,286)	0.010
Balance Outstanding December 31, 2022	1,258,008,109	$0.014	3.8	$0
Exercisable, December 31, 2022	1,258,008,109	$0.014	3.8	$0

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Stock options

Stock option activities for the years ended December 31, 2022 and 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	80,000	$8.85	3.33	$-
Granted/cancelled	-
Balance Outstanding December 31, 2021	80,000	8.85	2.33	-
Granted/Cancelled	-	-
Balance Outstanding December 31, 2022	80,000	$8.85	1.33	$-
Exercisable, December 31, 2022	60,000	$8.85	1.33	$-

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

On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute. The Company’s results of operations for the year ended December 31, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. The Company has been advised that the Assignee anticipates that she will be able to conclude her work, make final distributions to creditors, and close out the estates of Prime EFS and Shypdirect on or before June 30, 2023.

In connection with the finalization of the ABC, the Assignee has demanded a one time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. The Company is currently negotiating this amount and cannot predict the outcome of this demanded amount. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 and as of December 31, 2022, the Company accrued the potential settlement amount of $200,000 which is included in accrued expenses on the accompanying consolidated balance sheet ..

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Solely to avoid the expense and distraction of the matter, effective March 31, 2022, the Company and Prime EFS, on the one hand, and ERLAC and ELC, on the other hand, settled the above matter for a single payment, by TLSS, to ERLAC and ELC, in an immaterial amount. Pursuant to the settlement, the Company and Prime, on the one hand, and ERLAC and ELC, on the other hand, exchanged mutual general releases, thereby releasing and discharging any and all claims between the Company, Prime EFS and their affiliates, on the one hand, and ERLAC, ELC and their affiliates, on the other hand. In connection with this settlement, in April 2022, the Company paid ERLAC and ELC $30,000, which amount as December 31, 2021 had been accrued and included in accrued expenses on the accompanying consolidated balance sheets.

As a result of the March 2022 settlement, and since the Company has not received any further communications concerning this matter, the Company considers the matter to be closed and terminated.

Bellridge Capital, L.P. v. TLSS and Mercadante

On September 11, 2020, a prior lender to the Company, Bellridge Capital, L.P., filed a civil action against TLSS and others in the United States District Court for the Southern District of New York. The case was assigned Case No. 20-cv-7485.

After discontinuing the foregoing federal action voluntarily and without prejudice, on April 23, 2021, Bellridge filed a substantially similar civil action in New York Supreme Court, New York County, which was assigned index number 652728/2021.

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the case and exchange mutual general releases for a cash payment by the Company to Bellridge of $250,000, which amount was paid in May 2022, at which time the releases took effect. In partial consideration for the settlement, the Company and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of December 31, 2021. In connection with this settlement, during the year ended December 31, 2022, the Company recorded settlement expense of $227,811.

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

DECEMBER 31, 2022 and 2021

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

By order dated and issued September 15, 2022, the Circuit Judge assigned to this case dismissed the original Complaint in the matter, finding (a) that SCS had failed to adequately allege it has standing and (b) that the complaint fails to adequately allege a cognizable claim. The dismissal was without prejudice, meaning SCS could attempt to replead its claims.

On October 5, 2022, SCS filed an Amended Complaint in this action. By order dated and issued December 19, 2022, the Circuit Judge assigned to this case once again dismissed the case, finding (a) that SCS still failed to adequately allege it has standing and (b) that the complaint still fails to adequately allege a cognizable claim. Once again, however, the dismissal was without prejudice.

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. As of this writing, the parties are awaiting a ruling by the Court on the motion heard March 9, 2023.

While they hope to prevail on the March 9, 2023, motion, win or lose, defendants in this action advise that they believe the action to be frivolous (a position with which we agree) and intend to mount a vigorous defense to this action.

Owing to the fact that no discovery has occurred in the case, however, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. In a derivative case, any recovery is to be paid to the corporation; however, the individual defendants in this case are fully indemnified by the Company unless a final judgment is entered against them for deliberate or intentional misconduct.

Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al.

On August 4, 2020, an action was filed against Shypdirect, Prime EFS and others in the Superior Court of New Jersey for Bergen County captioned Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al. The case was assigned docket number BER-L-004534-20.

In this action, the plaintiff seeks reimbursement of his medical expenses and damages for personal injuries following an accident with a box truck leased by Prime EFS and subleased to Shypdirect and being driven by a Prime EFS employee, in which the plaintiff’s ankle was injured. Plaintiff has thus far transmitted medical bills exceeding $789,000. Prime EFS and Shypdirect demanded their vehicle liability carrier assume the defense of this action. To date, the carrier has not done so, allegedly inter alia because the box truck was not on the list of insured vehicles at the time of the accident.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

On November 9, 2020, Prime EFS and Shypdirect filed their answer to the complaint in this action and also filed a third-party action against the insurance company in an effort to obtain defense and indemnity for this action.

On May 21, 2021, Prime EFS and Shypdirect also filed an action in the Supreme Court, State of New York, Suffolk County (the “Suffolk County Action”), seeking defense and indemnity for this claim from the insurance brokerage, TCE/Acrisure LLC, which sold the County Hall insurance policy to Shypdirect.

On August 19, 2021, the Plaintiff filed a motion for leave to file a First Amended Complaint to name four (4) additional parties as defendants – TLSS, Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc. In the claim against TLSS, Plaintiff seeks to “pierce the corporate veil” and hold TLSS responsible for the alleged liabilities of Prime and/or Shypdirect as the supposed alter ego of these subsidiaries. In the claims against Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc., Plaintiff seeks to hold these entities responsible for the alleged liabilities of Prime and/or Shypdirect on a successor liability theory.

On September 16, 2021, each of these entities filed papers in opposition to this motion.

On September 24, 2021, the Court granted Plaintiff’s motion for leave to amend the complaint, thus adding TLSS, Shyp CX, Inc., Shyp FX, Inc. and Cougar Express, Inc. as Defendants.

On October 22, 2021, Acrisure stipulated to consolidate the Suffolk County Action into and with the Bergen County action.

On November 22, 2021, all Defendants filed their Answer to the First Amended Complaint. On November 3, 2021, Prime EFS and Shypdirect refiled their Third-Party Complaint against TCI/Acrisure in the Bergen County action. On December 23, 2021, Acrisure filed its Answer to the Third-Party Complaint, denying its material allegations.

On March 2, 2022, Plaintiff sought and was granted leave to file a Second Amended Complaint, bringing claims against Prime and Shypdirect’s vehicle liability carrier, County Hall (for discovery) as well as the producing broker, TCE/Acrisure. Plaintiff also asserted additional alter ego allegations against TLSS.

On February 15, 2023, Plaintiff filed a motion for leave to file a Third Amended Complaint in this action, seeking to assert claims against TLSS’s former CEO, John Mercadante, also on a “pierce the corporate veil” theory. On March 9, 2023, TLSS, Prime and Shypdirect opposed the motion for leave to add Mercadante, arguing that any claim against Mercadante would be both futile and time-barred. As of this writing, defendants are awaiting Plaintiff’s reply papers and an argument date from the Court on this motion.

Under the currently operative pre-trial order, entered October 4, 2022, all discovery in this case must be concluded by June 30, 2023. In January and February, 2023, numerous depositions were taken in the case, including those of Messrs. Giordano and Mercadante.

TLSS intends to vigorously defend itself in this action and to pursue the third-party actions, in the name and right of Prime and Shypdirect, against both County Hall and TCE/ Acrisure.

Under a so-called MCS-90 reimbursement endorsement to the County Hall policy, TLSS believes that Prime and Shypdirect may have up to $750,000 in coverage under a 1980 federal law under which County Hall is “require[d] to pay damages for certain claims or ‘suits’ that are not covered by the policy.” (See Endorsement CHI – 290 (02/19) to County Hall policy effective May 31, 2019.)

Under New Jersey law, it is well established that a corporation is a separate entity from its shareholder(s) and a primary reason for incorporation is the insulation of shareholders from the liabilities of the corporate enterprise.

The New Jersey Supreme Court in Richard A. Pulaski Const. Co. v. Air Frame Hangars, Inc., 195 N.J. 457, 472–73 (2008) held that, in light of the fundamental propositions that a corporation is a separate entity from its shareholders, and “that a primary reason for incorporation is the insulation of shareholders from the liabilities of the corporate enterprise,” courts will not pierce a corporate veil “[e]xcept in cases of fraud, injustice, or the like...’” (citations omitted). The New Jersey Supreme Court further held that:

The limitations placed on a claimant’s ability to reach behind a corporate structure are intentional, as “[t]he purpose of the doctrine of piercing the corporate veil is to prevent an independent corporation from being used to defeat the ends of justice, to perpetrate fraud, to accomplish a crime, or otherwise to evade the law[.]” (citations omitted). Hence, to invoke that form of relief, “the party seeking an exception to the fundamental principle that a corporation is a separate entity from its principal bears the burden of proving that the court should disregard the corporate entity.” ….

The purpose of piercing the corporate veil is thus to prevent an independent corporation from being used to defeat the ends of justice, perpetrate fraud, to accomplish a crime, or otherwise to evade the law.

To pierce the corporate veil and impute alter ego liability on TLSS for the alleged torts of Prime, Shypdirect and/or their agents, employees and servants, the Plaintiff herein would have to establish: (1) that Prime and Shypdirect were “utterly dominated” by TLSS and (2) that respecting the separate corporate existences of the subsidiaries would perpetrate a fraud or injustice, or otherwise circumvent the law. FDASmart, Inc. v. Dishman Pharmaceuticals and Chemicals, Ltd., et al., 448 N.J. Super. 195, 204 (App. Div. 2016). A plaintiff must satisfy this burden by clear and convincing evidence.

To determine whether the first element has been satisfied, courts consider whether the parent company so dominated the subsidiary that the latter had no separate existence but was merely a conduit for the parent. In considering the level of dominance exercised by the parent over the subsidiary, the court will consider factors such as common ownership, financial dependency, interference with a subsidiary’s selection of personnel, disregard of corporate formalities, and control over a subsidiary’s marketing and operational policies.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

To date, to the best of the undersigned’s knowledge, information and belief, no discovery has been taken in this action which would permit the imposition of alter ego liability on TLSS for the subject accident.

To date, to the best of the undersigned’s knowledge, information and belief, no discovery has been taken in this action which would permit the imposition of successor liability on Shyp CX, Inc., Shyp FX, Inc. and/or Cougar Express, Inc. for the subject accident.

However, owing to the early stage of this heavily litigated action, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

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

By stipulation filed with the Court on May 19, 2022, this matter was settled and terminated. Pursuant to the settlement, Cougar Express agreed to pay, and paid, certain unpaid common charges of $8,016.25 and monthly rent at a rate of $33,275 per month until Cougar Express vacated the premises. Cougar Express also agreed to vacate the Valley Stream premises by September 30, 2022. Following Cougar’s acquisition of JFK Cartage, Cougar Express was able to vacate, and vacated the Valley Stream location by September 30, 2022.

Since the May 2022 settlement and Cougar’s vacating the subject premises in timely fashion, the Company has not received any further communications concerning this matter. The Company therefore views the matter as closed and terminated.

COR Holdings, LLC

In the second quarter of 2022, COR Holdings LLC, a lender to the Company’s former Prime EFS subsidiary, made an informal (email) demand that it be issued 3,882,480 shares of Company common stock in exchange for an alleged $97,062 balance due. The Company had, pursuant to a debt conversion rights agreement dated August 28, 2020, granted COR a one-year option to exchange the debt at $0.025 per share of Company common stock; however, COR never exercised that option prior to its expiration on August 28, 2021. The Company believes, on advice of counsel, that COR’s sole remedy for the unpaid debt is through Prime EFS’s Assignment for Benefit of Creditors proceeding in New Jersey. Therefore, if COR chooses to pursue this claim against the Company, the Company intends to oppose it vigorously. However, because no formal claim has been filed, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Ryder Truck Rental, Inc.

In the first quarter of 2022, an attorney representing Ryder Truck Rental issued a letter to certain former officers and employees of the Company’s former Shypdirect subsidiary, demand payment of $308,240.65 under certain open invoices for trucks leased by Shypdirect, $1,141,211.55 in certain additional charges under a 2018 contract, and $434,835.66 in attorney’s fees. Solely to avoid the expense and distraction of litigation, including without limitation, certain alter ego and derivative liability claims alleged by Ryder, on August 5, 2022, the Company, pursuant to a Settlement Agreement and Mutual General Releases dated August 2, 2022, paid Ryder $6,500 in full and final settlement. The release of claims executed by Ryder covers, among others, the Company and all its former and current subsidiaries, directors, officers and employees as well as all former members and managers of Shypdirect. Since the August 2022 settlement, the Company has not received any further communications concerning this matter. The Company therefore views the matter as closed and terminated.

Maria Lugo v. JFK Cartage

The Company’s JFK Cartage, Inc. subsidiary is one of three (3) defendants in an action captioned Maria Lugo v. JFK Cartage, Inc. d/b/a Fifth Dimension Logistix, Joan Ton, individually, and Chris Bartley, individually. The case is pending in Supreme Court, State of New York, Queens County, Index No. 704862/2022.

In this action, which was filed March 4, 2022, a former employee of JFK Cartage alleges that she suffered discrimination and retaliation in violation of the New York City Human Rights Law and the New York State Human Rights Law. The former employee alleges that on December 28, 2021, she had Covid-19 symptoms, advised the defendants she was feeling ill and went home early to take a home test. She further alleges that on December 30, 2021, she tested positive for Covid-19 and informed defendants she had to isolate for ten (10) days. Plaintiff alleges that she returned to work on January 7, 2022, but that her employment was terminated later that day by defendant Bartley who “questioned the authenticity of the at-home test, accusing her of fraud.” Plaintiff claims her employment “was terminated due to her disability (a Covid-19 infection) and in retaliation for her requesting reasonable accommodation for the illness she suffered.” She seeks unspecified compensatory damages, including lost pay and benefits, punitive damages and attorneys’ fees.

On December 16, 2022, all defendants filed an answer and affirmative defenses, denying all claims for statutory violations. The case is currently in discovery. The conduct alleged in the complaint occurred prior to the Company’s July 31, 2022, acquisition of JFK Cartage, Inc. The Company believes that, in relation to this action, it has a right to full indemnification from the selling stockholder (including for attorneys’ fees) as well as set-off rights against notes payable to the selling stockholder.

Owing to (among other things) the fact that discovery in this action has just begun, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Elaine Pryor v. Rocio Perez, et al.

The Company’s Freight Connections, Inc. subsidiary (“FCI”) is one of three (3) named defendants in an action captioned Elaine Pryor v. Rocio Perez, North Trucking & Logistics, LLC and Freight Connections, Inc. The case is pending in Superior Court of New Jersey, Essex County, Docket No. ESX-L-5147-18.

In this action, which was filed in 2018, plaintiff alleges that on February 1, 2017, she suffered personal injuries in a collision between her motor vehicle and a truck operated by a then employee of FCI. Plaintiff alleges that the truck was owned by FCI and leased to North Trucking & Logistics at the time.

At present, there are two other actions pending related to insurance coverage for the accident. They are Acceptance Indemnity Insurance Company v. Freight Connections, LLC (Superior Court of New Jersey, Essex County, Docket No. ESX-L-7144-19) and New Jersey Manufacturers Insurance Company, as subrogee of Elaine Pryor v. Acceptance Indemnity Insurance Company (Superior Court of New Jersey, Essex County, Docket No. ESX-L-5120). These two actions involving insurance coverage questions have been consolidated with the Pryor personal injury claim.

In an opinion issued November 16, 2022, the court denied all parties’ motions for summary judgment on the insurance coverage issues.

The conduct alleged in the Pryor complaint occurred prior to the Company’s September 16, 2022 acquisition of FCI. The selling stockholder of FCI has advised the Company that the truck in question was not owned by FCI at the time of the accident. The Company is currently investigating this issue as well as who the driver’s employer was at the time of the accident.

Owing to (among other things) the above uncertainties, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

Other than discussed above, as of December 31, 2022, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on results of our operations.

Consulting Agreement

Prior to January 4, 2022, the Company retained the services of a consultant, Ascentaur, LLC (“Ascentaur”), pursuant to a Consulting Agreement between the Company and Ascentaur dated February 21, 2020, as amended (the “Consulting Agreement”). Under the Consulting Agreement, prior to January 4, 2022, Sebastian Giordano, the CEO and principal of Ascentaur, provided management services to the Company in the role of chief executive under direction of the Board. Prior to the termination of this agreement, Ascentaur received a base consulting fee of $300,000 annually, payable in installments of $12,500 twice a month and during 2021, received eligible bonuses of $217,187 based on certain Company revenue, EBITDA, market capitalization or capital raise milestones. In addition, upon approval by the Board, Ascentaur received stock warrants to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.06 per share. In addition, during 2021, Mr. Giordano received reimbursement of $25,812 for health benefits. The Company terminated this Consulting Agreement effective January 4, 2022, when Mr. Giordano became Chair, President and CEO of the Company.

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

DECEMBER 31, 2022 and 2021

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

During the period from September 17, 2022 to December 31, 2022, Freight Connections incurred outside trucking costs with companies owned by the Freight Connections Seller, who is currently Freight Connection’s chief executive officer. In connection with the outside trucking services, Freight Connections recorded aggregate outside trucking expense of $759,614, which is included in costs of sales on the accompanying consolidated statement of operations. As of December 31, 2022, the aggregate amount due to these companies amounted to $115,117, which is included in accounts payable on the accompanying consolidated balance sheet.

Notes payable – related parties

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s former chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note was due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest should have been made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). Interest accrued with respect to the unpaid principal sum identified above until such principal was paid at a rate equal to 18% per annum. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021. On October 31, 2021, the Company and this related party note holder entered into a confidential settlement agreement and mutual release. The Parties adjusted, settled and compromised the principal balance of the Note of $500,000 and unpaid accrued interest thereon of $240,822, for a discounted amount of $600,000, in full settlement of any and all amounts outstanding. The settlement amount was paid in November 2021. In connection with this settlement agreement, during the year ended December 31, 2021, the Company recorded a gain on debt extinguishment - related party of $148,651.

During the year ended December 31, 2021, interest expense associated with advances from related parties and related party notes payable amounted to $74,959 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who became the chief executive officer of Freight Connections. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. On December 31, 2022, the principal amount related to this note was $4,544,671, which is included in notes payable on the accompanying balance sheet (See Note 8).

NOTE 13 – CONCENTRATIONS

For the year ended December 31, 2022, two customers represented 22.8% of the Company’s total net revenues (11.9% and 10.9%, respectively). For the year ended December 31, 2021, four customers represented 74.5% (28.5%, 21.6%, 12.5% and 11.9%, respectively) of the Company’s total net revenues, respectively.

On December 31, 2022, three customers represented 46.7% (18.2%, 17.9% and 10.6%, respectively) of the Company’s net accounts receivable balance. On December 31 2021, three customers, represented 48.4% of the Company’s accounts receivable balance (22.7%, 13.0% and 12.7%, respectively).

All revenues are derived from customers in the United States.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

During the year ended December 31, 2022 and 2021, in connection with its property operating leases, the Company recorded rent expense of $1,398,401 and $599,820, respectively, which is expensed during the year and included in operating expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities was discount rates of 9% which was based on the Company’s estimated average incremental borrowing rate.

On December 31, 2022 and 2021, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2022	December 31, 2021
Office leases and office equipment right of use assets	$9,084,594	$-
Less: accumulated amortization	(627,511)	-
Balance of ROU assets	$8,457,083	$-

On December 31, 2022 and 2021, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2022	December 31, 2021
Lease liabilities related to office leases right of use assets	$8,495,036	$-
Less: current portion of lease liabilities	(2,081,099)	-
Lease liabilities – long-term	$6,413,937	$-

On December 31, 2022, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended December 31,	Amount
2023	$2,761,878
2024	2,800,710
2025	2,327,890
2026	1,711,732
2027	461,628
Total minimum non-cancelable operating lease payments	10,063,838
Less: discount to fair value	(1,568,802)
Total lease liability on December 31, 2022	$8,495,036

NOTE 15 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2022 and 2021 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the Company’s effective tax rate for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Income tax benefit at U.S. statutory rate	(21.00)%	21.00%
Income tax benefit – State	(6.50)%	6.50%
Permanent items	11.8%	(89.99)%
Effect of change in valuation allowance	(15.7)%	62.49%
Effective income tax rate	0.00%	0.00%

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The Company’s approximate net deferred tax asset as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Asset:
Net operating loss carryover	$13,269,533	$12,004,635
Less: valuation allowance	(13,269,533)	(12,004,635)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $50,759,000 on December 31, 2022. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2022 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2022, the valuation allowance increased by $1,264,898. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of $120,600 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019 to 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 16 – SUBSEQUENT EVENTS

Shares issued in connection with conversion of Series G preferred shares

On January 31, 2023, the Company issued 6,192,653 shares of its common stock in connection with the conversion of 4,000 shares of Series G and accrued dividends payable of $2,678. The conversion ratio was based on the Series G certificate of designation, as amended.

Shares issued for compensation

On January 3, 2023, the Company’s Board of Directors granted the chief operating officer 21,634,615 shares of its common stock which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 5,408,653 shares vesting on March 31, 2023, and 5,408,654 common shares vesting each quarter through December 31, 2023. In connection with these shares, the Company valued these common shares at a fair value of $90,865 and will record stock-based compensation expense over the one year vesting period.

Credit risk

On March 12, 2023, Signature Bank was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and transferred all customer deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. Normal banking activities resumed on Monday, March 13, 2023. The Company is currently looking at additional banking options to ensure that its exposure is limited or reduced to the FDIC protection limits.

Note receivable

In January 2023, Recommerce repaid the note receivable plus all interest due to the Company (See Note 4).

Acquisition

Effective February 3, 2023, the Company’s newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking, Inc., which together, offer LTL trucking services throughout New England, with an effective date as of the close of business on January 31 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Sellers”). None of the Sellers are affiliated with the Company or its affiliates.

Severance is a privately-owned full-service transportation carrier and logistics business that has been in operation for over 100 years specializing in LTL trucking that provides next day service to major cities in New England and New York, with cartage and interline agreements with respected carriers that ensure reliable deliveries anywhere in the United States and Canada. With annual revenues of over $13.0 million in 2022, Severance Trucking, Inc. currently operates with over 120 power units and trailers and has two locations, comprised of approximately 18,000 square feet of warehouse and cross dock space, 9,000 square feet of office and 5,750 square feet of repair facilities located in Dracut, Massachusetts and approximately 16,000 square feet of warehouse space in North Haven, Connecticut.

The total purchase price was $2,250,000. TLSS-STI: (i) paid $365,613 in cash at closing and paid closing expenses of $158,700; (ii) assumed and paid off $152,748 in vehicle debt; and (iii) entered into a $1,572,939 secured promissory note with the Seller, with interest accruing at the rate of 12% per annum. The entire unpaid principal under the note, shall be due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note is secured solely by the assets of Severance Trucking, Inc. and a corporate guaranty from TLSS. The purchase price is subject to a post-closing adjustment, up or down, determined by the amount by which Severance Trucking, Inc. working capital as of the close of business on January 31, 2023, exceeds or falls short of the target working capital, as of September 30, 2022, on which the purchase price was calculated.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

One of the Sellers also entered into a consulting agreement, including non-competition and non-solicitation provisions, to continue with Severance Trucking, Inc. after the acquisition for a period of no less than three (3) months and no more than one (1) year.

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

Severance Trucking, Inc.
Assets acquired:
Cash	$207,471
Accounts receivable	830,886
Property and equipment, net	311,979
Prepaid expenses and other assets	56,629
Intangible assets	1,354,208
Total assets acquired at fair value	2,761,173
Liabilities assumed:
Notes payable	25,040
Accounts payable and accrued expenses	403,178
Due to related party	82,955
Total liabilities assumed	511,173
Net assets acquired	$2,250,000
Purchase consideration paid:
Cash paid	$365,613
Fees paid	158,700
Note payoffs	152,748
Promissory note	1,572,939
Total purchase consideration paid	$2,250,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Sebastian Giordano, our Chief Executive Officer (“CEO”) and James Giordano, our Principal Accounting Officer (“PAO”), we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) for the year ended December 31, 2022. Based upon that evaluation, out CEO and PAO concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the items set forth below under “Management’s Report on Internal Control over Financial Reporting”:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our CEO and PAO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the following material weaknesses:

1)	The Company lacks segregation of duties;

2)	There is a lack of segregation of duties and monitoring controls regarding accounting because there are only a few accountants maintaining the books and records;

3)	We lack control over the books and records of our recently acquired subsidiaries due to a lack of accounting staff and lack of existing accounting controls. We have hired additional accounting staff and have begun to institute accounting controls at these subsidiaries

We do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the year ended December 31, 2022.

Management Plan to Remediate Material Weaknesses

Management has already begun the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

As we started the new year in 2022, Sebastian Giordano, who was an outside consultant that was responsible for the Company’s financial turnaround the last two years, transitioned to take the formal role of CEO. His first action was to hire a new CFO and bring in three new independent and outside board members to strengthen the management controls of the ○ organization. We currently outsource our financial reporting and other accounting functions to an experienced outsourced accounting and consulting firm who has been engaged by the Company for the past 5 years. The short-term plan is to keep the financial reporting and accounting functions outsourced with this outsourced accounting and consulting firm until the Company is large enough to insource it. In the meantime, the new CFO of the Company is in the process of reviewing and making changes to the current accounting processes and methodologies as discussed below.

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

Segregation of duty issues are a common area of weakness for smaller companies with back-office operations with less than 5 people. We have made significant steps to mitigating this material weakness. We started with the hiring of a new, operational experienced CFO to provide oversight and drive immediate improvement in this area. To address this issue, we have begun implementation or implemented the following policies or processes:

○	Implementation of cash management and banking policy which includes increasing the controls related to individuals banking capabilities, utilization of a daily cash model and forecast, and policy to move cash receipts from customers to ACH.
○	Implementation of formalized payment and accounting transaction review and sign-off by the CFO.
○	Centralization of accounts payable and cash control at the corporate level including the receipt of invoices to a newly created email address and process to get authorized approval for invoices prior to input into system.
○	Implementation and completion of a formal and detailed 2023 and 2022 budgets and forecasts for the consolidated Company.
○	Implemented a formal monthly business review process to discuss budget vs actual variances, and other operational issues to be presented to the Company’s CEO and Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, except as discussed above (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors or as Executive Officer
Sebastian Giordano	65	Chief Executive Officer, President, and Chairman of the Board of Directors	January 4, 2022
James Giordano	53	Chief Financial Officer, Secretary, and Treasurer	January 3, 2022
Charles Benton	72	Director and Chairman of the Audit Committee	January 20, 2022
John Mercadante	78	Director and Chairman of the Compensation Committee	April 16, 2019
Norman Newton	56	Director and Chairman of the Nominating Committee	January 20, 2022
Justin Frey	51	Chief Operating Officer	September 12, 2022

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

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Sebastian Giordano - Chief Executive Officer, President, and Chairman of the Board of Directors

For the past twenty years, Mr. Sebastian Giordano, age 65, has been CEO of Ascentaur, LLC (“Ascentaur”), providing C-Level consulting services to a diverse roster of predominantly technology-centric clients, including start-ups, turnarounds, and established businesses across many industries. From 2013 to 2018, he served as Chief Executive Officer of WPCS International Incorporated, a NASDAQ-listed low-voltage contracting company. Mr. Sebastian Giordano is a principal with Ascentaur, LLC, a strategic consulting firm which has provided consulting services to the Company during the preceding two years. Such consulting arrangement has been terminated upon the Company’s employment of Mr. Sebastian Giordano. The Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025

James Giordano – Chief Financial Officer, Secretary and Treasurer

Mr. James Giordano, age 53, previously served as Chief Financial Officer and consultant to Freight Connections, Inc., an LTL / line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services.

Charles Benton – Director

Mr. Charles Benton, age 72, currently serves as a director and Audit Chairman of Vision Hydrogen Corp. (OTC: VIHD), a company focused on the production, storage and distribution of hydrogen for the green energy economy supply chain. In the past, Mr. Benton has held the positions of Audit Committee Chairman and then Chairman of the Board of WPCS International Incorporated (NASDAQ: WPCS), a design-build engineering firm focused on the deployment of wireless networks and related services including site design, technology integration, electrical contracting, construction and maintenance.

John Mercadante - Director

John Mercadante, age 78. has been the President, Chief Executive Officer and a director of our company since April 16, 2019. For more than the past five years, John has been a consultant and a manager of his personal investments. John co-founded Leisure Line, Inc., a motor coach company serving New York City and Atlantic City, New Jersey, in 1970 and served as its Chief Executive Officer for a ten-year period through the sale of the company to Golden Nugget in 1980. At the time of the sale, Leisure Line was generating approximately $11 million in annual revenues. In 1988, John cofounded Cape Transit, Inc., a motor coach company servicing Atlantic City, Philadelphia and South New Jersey. Under John Mercadante’s leadership as CEO, annual revenues at Cape Transit grew from $2 million to more than $11 million. In May 1996, Cape Transit became one of the founding companies of Coach USA, Inc. and John Mercadante became Coach USA’s president and Chief Operating Officer. John was an integral part of growing Coach’s annual revenues from $100 million to over $1 billion in revenues in just three years. The board of directors has concluded that Mr. Mercadante should serve as a director of the Company because of his extensive management and leadership skills and experience.

Norman Newton - Director

Mr. Norman Newton, age 56, currently is the President and CEO of AmeriCasa Solutions, LLC, a vertically integrated provider of housing to the Hispanic Community in the United States. Mr. Newton is also the Managing Director of Newton Vision Corporation (“NVC”), a privately held investment and consulting company with deep experience in business process reengineering, optimization, and digital transformation.

Justin Frey – Chief Operating Officer

Mr. Justin Frey, age 51, worked for FFE Transportation, one of the largest temperature-controlled National LTL transportation companies with revenues of more than $150 million, serving as terminal manager in California and Illinois before being promoted to Eastern Region Director of Operations during the years from 2013 to 2018. From 2018 through 2019, Mr. Frey worked as Director of Operations with Dicom/Eastern Connection, a $40 million regional overnight small package carrier. From 2019 to 2020, he was Director of Freight Operations for Freeman Company, one of the world’s largest event companies with revenues of $2.9 billion worldwide. He most recently held the position of Vice President of Operations with LandAir, the largest privately held LTL carrier in New England, along with PDS, LandAir’s TL subsidiary, with revenues of $40 million.

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

Board of Directors and Board Committees

At a special meeting of its Board of Directors on December 21, 2022, we adopted amendments to our bylaws. The amendments to the bylaws provide for: a) the staggered election of the Board of Directors, such that Directors shall serve terms of 3 years, and each year, 1/3 of the Directors shall stand for election; and b) written consents of the Directors to actions by the Board of Directors or any committee may be executed in counterparts and may be signed and delivered by any electronic media. The effective date of the amendments was December 21, 2022.

Our Board currently has three committees: the Audit Committee, the Compensation Committee, and the Nomination Committee. As of March 24, 2023, the members and Chairs of our standing Board committees were:

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to the named executive officers:

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards ($) (6)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sebastian Giordano,
Chief Executive Officer,	2022	400,000	0	1,343,391	0	0	0	0	1,743,391
President and Chairman (1)	2021	0	0	0	0	0	0	542,999	542,999

James Giordano,
Chief Financial Officer,	2022	250,000	0	125,000	0	0	0	9,600	384,600
Secretary and Treasurer (2)

Justin Frey,	2022	65,625	0	0	0	0	0	0	65,625
Chief Operating Officer (5)

John Mercadante,	2022	0	0	0	0	0	0	0	0
Former Chief Executive Officer (3)	2021	0	0	0	0	0	0	0	0

Doug Cerny, Former	2021	0	0	0	0	0	0	20,000	20,000
Vice President (4)

(1)	Mr. Sebastian Giordano has served as chief executive officer since January 4, 2022. On March 11, 2022, pursuant to an employment agreement with the Company’s chief executive officer dated January 4, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock, which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year through January 3, 2025. Prior to January 4, 2022, the Company retained the services of a consultant, Ascentaur, LLC (“Ascentaur”), pursuant to a Consulting Agreement between the Company and Ascentaur dated February 21, 2020, as amended (the “Consulting Agreement”). Under the Consulting Agreement, in 2021, Sebastian Giordano, the CEO and principal of Ascentaur, provided management services to the Company. Prior to the termination of this agreement, Ascentaur received a consulting fee of $325,812 and during 2021, received eligible bonuses of $217,187 based on certain Company revenue, EBITDA, market capitalization or capital raise milestones. 2021 consulting are included in other compensation.
(2)	Mr. James Giordano has served as chief financial officer since January 3, 2022. On March 11, 2022 and effective January 4, 2022, the Company granted restricted stock awards to the Company’s chief financial officer for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested quarterly during 2022. Other compensation includes an auto allowance of $9,600.
(3)	Mr. Mercadante served as chief executive officer through January 4, 2022.
(4)	Mr. Cerny served as Vice President the date of his death in May 2021.
(5)	Mr. Frey has served as chief operating officer since September 12, 2022
(6)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

The Company had no executive officer employment agreements in place as of December 31, 2021.

Mr. Sebastian Giordano

Effective January 4, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity, potentially constituting (with prior grants made to Ascentaur), at the discretion of the Company’s Board of Directors, up to 5% of the outstanding common stock of the Company, vesting over the term of the employment agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022, pursuant to this employment agreement, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year through January 3, 2025.

Mr. James Giordano

On January 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano is appointed the Company’s Treasurer. Previously, Mr. James Giordano served as Chief Financial Officer and consultant to Freight Connections, Inc., an LTL / line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services. Mr. James Giordano will receive annual compensation of $250,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives. On July 6, 2022, the Company entered into a definitive Employment Agreement with James Giordano for Mr. Giordano to serve as the Company’s Chief Financial Officer. The term of such Employment agreement is for a period of two and one-half years through December 31, 2025, which term may not be terminated early by the Company except for “cause” as defined in such agreement. Annual base compensation is $250,000, with an annual bonus for 2022 in total up to a maximum of $125,000 per year conditioned on the achievement of specified milestones, and future annual bonuses to be conditioned on achievement of milestones to be negotiated based on the circumstances of the Company at such time. On March 11, 2022 and effective January 4, 2022, we agreed to grant restricted stock awards to Mr. James Giordano for 11,363,636 common shares of the Company, which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022.

Mr. Justin Frey

On September 12, 2022, the Company retained the services of Mr. Justin Frey as its Chief Operating Officer. Mr. Justin Frey started his career in transportation and logistics in 1989 with Consolidated Freightways, when it was the nation’s largest long-haul trucking company, as a customer service representative and held various positions there, including dispatcher, dock supervisor, sales executive and terminal manager. In the years from 2013 to 2018, he worked for FFE Transportation, one of the largest temperature-controlled National LTL transportation companies with revenues of more than $150 million, serving as terminal manager in California and Illinois before being promoted to Eastern Region Director of Operations. From 2018 through 2019, Mr. Frey worked as Director of Operations with Dicom/Eastern Connection, a $40 million regional overnight small package carrier. From 2019 to 2020, he was Director of Freight Operations for Freeman Company, one of the world’s largest event companies with revenues of $2.9 billion worldwide. He most recently held the position of Vice President of Operations with LandAir, the largest privately held LTL carrier in New England, along with PDS, LandAir’s TL subsidiary, with revenues of $40 million. He will receive annual compensation of $225,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives. On January 3, 2023, we agreed to grant restricted stock awards to Mr. Justin Frey for 21,634,615 common shares of the Company, which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 5,408,653 shares vesting on March 31, 2023, and 5,408,654 common shares vesting each quarter through December 31, 2023.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about options and stock awards outstanding on December 31, 2022.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Sebastian Giordano	25,000,000	(1)	-	—	0.06	6/16/2025	91,594,824	366,379	—	—

James Giordano	-		-	—	—	—	—	—	—	—

(1)	The options were fully vested on the date of grant (6/16/20).

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance (PVP)

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our PEO and NEOs for each of the fiscal years ended December 31, 2022 and 2021, and our financial performance. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at TLSS for each such fiscal year. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at TLSS.

Pay versus Performance Table - Compensation Definitions

Salary, Bonus, Stock Awards, and All Other Compensation are each calculated in the same manner for purposes of both CAP and Summary Compensation Table, or SCT values. The primary difference between the calculation of CAP and SCT total compensation is the calculation of the value of “Stock Awards,” with the table below describing the differences in how these awards are valued for purposes of SCT total and CAP:

	SCT Total	CAP
Stock Awards	Grant date fair value of stock awards granted during the year	Fair value of stock awards that are unvested as of the end of the year, or vested during the year

Pay Versus Performance Table

In accordance with the SEC’s new PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2022 and 2021, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
2022	$1,743,391	$1,102,227	$225,112	$174,260	$13.70	$(8,076,066)
2021	$0	$0	$20,000	$20,000	$45.55	$6,254,790

(1)	The PEO (CEO) in the 2022 reporting year is Sebastian Giordano. The PEO (CEO) in the 2021 reporting year was John Mercadante. The non-PEO NEOs in the 2022 reporting year are James Giordano (no relationship to Sebastian Giordano) and Justin Frey. The non-PEO NEO in the 2021 reporting year was Doug Cerny.
(2)	The CAP was calculated beginning with the PEO’s and NEO’s SCT total. In 2021, no amounts were deducted from or added to the applicable SCT total compensation since all equity awards, if any, were fully vested prior to 2021, and no reconciliation with respect to equity awards for summary compensation numbers was required. In 2022, the following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total (A)	Stock Awards Deducted from SCT (B)	Stock Awards Added to CAP (C)	Stock Option Awards Deducted from SCT (D)	Stock Option Awards Added to CAP (E)	Total CAP A - (B + D) + (C + E)
PEO
2022	1,743,391	(1,343,391)	702,227	-	-	1,102,227
2021	0	0	0	-	-	0

Average Non-PEO NEO
2022	225,112	(125,000)	74,148	-	-	174,260
2021	20,000	-	-	-	-	20,000

(3)	The fair value of stock awards reported for CAP purposes in columns (C) and (E) are based on the quoted closing price of the Company’s common stock on the vesting date or the year end date for unvested stock awards in accordance with the SEC rules. See Note 9, “Stockholder’s Equity” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2022 included in the Company’s Annual Report on Form 10-K for the year ended 2022 for more information regarding the Company’s accounting for share-based compensation.

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2022 to each of our directors, other than Sebastian Giordano, whose compensation is described above in the “2022 Summary Compensation Table”.

2022 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)
Charles Benton (1)	30,000	20,000	-	50,000
John Mercadante (2)	30,000	270,000	-	300,000
Norman Newton (1)	30,000	20,000	-	50,000

(1)	On March 11, 2022 and effective January 4, 2022, each director listed above received 1,818,182 shares of restricted stock valued at $20,000, or $0.011 per share, based on the quoted closing price of the Company’s common stock on the measurement date.
(2)	On March 11, 2022 and effective January 4, 2022, this director listed above received 1,818,182 shares of restricted stock valued at $20,000, or $0.011 per share, based on the quoted closing price of the Company’s common stock on the measurement date. Additionally, on March 11, 2022, the Company agreed to grant restricted stock awards to Mr. Mercadante for 22,727,273 common shares of the Company, which were valued at $250,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.
(3)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. See Note 9, “Stockholder’s Equity” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2022 included in the Company’s Annual Report on Form 10-K for the year ended 2022 for more information regarding the Company’s accounting for share-based compensation plans.

Director Compensation Program

Our current director compensation program is designed to align our director compensation program with the long-term interests of our stockholders by implementing a program comprised of cash and equity compensation.

In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by our board of directors. We also consider board compensation practices at similarly situated companies, while keeping in mind the compensation philosophy of us and the stockholders’ interests. The directors also receive reimbursement for expenses, including reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Subject to community property laws, where applicable, and except as otherwise noted, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 29, 2023, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage ownership information is based on 3,664,518,950 shares of common stock outstanding as of March 29, 2023. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is 5500 Military Trail, Suite 22-357, Jupiter, FL 33458.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)

Directors and Executive Officers
Sebastian Giordano (2)	147,126,433	2.33%
James Giordano (3)	11,363,636	*
Charles Benton (4)	1,818,182	*
John Mercadante (5)	25,845,455	*
Norman Newton (4)	1,818,182	*
Justin Frey	21,634,615	*
All directors and executive officers as a group	209,606,503	5.22%

Joseph Corbisiero (6)	502,651,844	12.6%

*	less than 1%.

(1)	Applicable percentage ownership is based on 3,664,518,950 shares of Common Stock outstanding as of March 29, 2023.
(2)	Includes 61,063,217 vested common share and 61,063,216 unvested shares, and 25,000,000 vested stock warrants with an exercise price of $0.06 per shares that were issued to Ascentaur LLC, a company controlled by Mr. Giordano in 2020.
(3)	Consists of 11,363,636 vested common shares.
(4)	Consists of 1,818,182 vested common shares.
(5)	Consists of 25,845,455 vested common shares.
(6)	Mr. Joseph Corbisiero is the chief executive officer of Freight Connections. Includes 178,911,844 vested common share and 32,374 Series H convertible preferred stock which are convertible into 323,740,000 common shares.

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

In assessing the independence of our directors, the Board considers all the business relationships between the Company and our directors and their respective affiliated companies. This review is based primarily on the Company’s review of its own records and on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where relationships exist, the Board determines whether the relationship between the Company and the directors or the directors’ affiliated companies impairs the directors’ independence. After consideration of the directors’ relationships with the Company, the Board has affirmatively determined that none of the individuals serving as non-employee directors as of the date of this Annual Report has a material relationship with us and that each of such non-employee directors is independent.

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

During the period from September 17, 2022 to December 31, 2022, Freight Connections incurred outside trucking costs with companies owned by the Freight Connections Seller, who is currently Freight Connection’s chief executive officer. In connection with the outside trucking services, Freight Connections recorded aggregate outside trucking expense of $759,614, which is included in costs of sales on the accompanying consolidated statement of operations. As of December 31, 2022, the aggregate amount due to these companies amounted to $115,117, which is included in accounts payable on the accompanying consolidated balance sheet.

Notes payable – related parties

On July 3, 2019, the Company entered into a note agreement with an entity that is controlled by the Company’s former chief executive officer’s significant other, in the amount of $500,000. Commencing on September 3, 2019 and continuing on the third day of each month thereafter, payments of interest only on the outstanding principal balance of this note was due and payable. Commencing on January 3, 2020 and continuing on the third day of each month thereafter through January 3, 2021, equal payments of principal and interest should have been made. The principal amount of this note and all accrued, but unpaid interest under this note was due and payable on the earlier to occur of (i) January 3, 2021 (the “CEO Note Maturity Date”), or (ii) an Event of Default (as defined in the note agreement). Interest accrued with respect to the unpaid principal sum identified above until such principal was paid at a rate equal to 18% per annum. On March 17, 2021, the Company and the noteholder entered into a forbearance agreement whereby the Holder agreed to forbear from prosecuting any enforcement efforts in respect of the Note and extended the payment of the note until December 31, 2021. On October 31, 2021, the Company and this related party note holder entered into a confidential settlement agreement and mutual release. The Parties adjusted, settled and compromised the principal balance of the Note of $500,000 and unpaid accrued interest thereon of $240,822, for a discounted amount of $600,000, in full settlement of any and all amounts outstanding. The settlement amount was paid in November 2021. In connection with this settlement agreement, during the year ended December 31, 2021, the Company recorded a gain on debt extinguishment - related party of $148,651.

During the year ended December 31, 2021, interest expense associated with advances from related parties and related party notes payable amounted to $74,959 and is included in interest expense – related parties on the accompanying consolidated statement of operations.

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who became the chief executive officer of Freight Connection and a beneficial owner of the Company. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. On December 31, 2022, the principal amount related to this note was $4,544,671.

There are not currently any conflicts of interest by or among the Company’s current officers, directors, key employees, or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed or incurred related to the following years for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A. for 2022 and 2021 are set forth below.

	2022	2021
Audit fees	$265,045	$158,275
Audit-related fees	31,255	17,900
Tax fees		-
All other fees	-	-
Total	$296,300	$176,625

The Audit Committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2022. The Audit Committee also discussed all the matters required by professional auditing standards to be discussed with the Company’s independent registered public accounting firm, Salberg & Company, P.A., the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the Securities and Exchange Commission. In addition, Audit Committee has received from the independent registered public accounting firm written disclosure required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526 and has discussed with the independent registered public accounting firm its independence from the Company and its management. Based on its review and discussions, including discussions without management or members of the independent registered public accounting firm present, the board of directors has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

To safeguard the continued independence of the Company’s independent registered public accounting firm, the board of directors requires all audit and non-audit services, subject to a de minimis exception pursuant to SEC Regulation S-X Rule 2-01(c)(7)(i)(C), to be performed by the Company’s independent registered public accounting firm, to be pre-approved by the board of directors prior to such services being performed. All audit services performed by the Company’s independent registered public accounting firm during the year ended December 31, 2022 and 2021 were approved by the board of directors.

Item 15. Exhibits and Financial Statement Schedules.

The following financial information is filed as part of this report:

(a)

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of March 30, 2017, by and among the Registrant and Save on Transport Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 5, 2017).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated June 30, 2015).

3.2	Certificate of Change filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated December 24, 2013).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2011).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 23, 2018).

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 21, 2020).

3.6	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock, filed on July 17, 2020 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2020).

3.7	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., effective as of April 13, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

3.9	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

4.1	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of PetroTerra Corp., dated August 7, 2017 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

4.2	Share Exchange Agreement, dated May 1, 2019, by and among the Company, Save On Transport and Steven Yariv (incorporated by reference to Exhibit 4.1 to our Form 8-K dated May 3, 2019).

4.3	Form of Warrant (Equity Offering) (incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 9, 2019).

4.4	Form of Note (incorporated by reference to Exhibit 10.4 to our Form 8-K dated September 9, 2019).

4.5	Form of Warrant (Debt Offering) (incorporated by reference to Exhibit 10.5 to our Form 8-K dated September 9, 2019).

4.6	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.7	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock, dated August 16, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on July 20, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2020).

4.9	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on October 2, 2020 (incorporated by reference to Exhibit 3.10 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 1, 2020).

4.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020).

4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

4.12	Form of Convertible Note dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.13	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock of the Company, filed on June 4, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 9, 2020.

4.15	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock, filed on July 17, 2020 (incorporated by reference to Exhibit 3.2 to our Form 8-K dated July 21, 2020).

4.16	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on July 20, 2020 (incorporated by reference to Exhibit 3.3 to our Form 8-K dated July 21, 2020)

4.17	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on October 6, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K dated October 9, 2020).

4.18	Form of Warrant related to Series E Preferred Stock Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K dated October 9, 2020

4.19	Form of Common Stock Purchase Warrant exercisable at $0.04 per share of Common Stock in Series E Offering (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on December 28, 2020).

4.20	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of the Company, filed on October 2, 2020 (incorporated by reference to Exhibit 3.10 to our Form S-1 dated December 1, 2020).

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

4.23	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our Form 8-K dated January 28, 2022).

4.24	Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Service, Inc. in favor of Ascentaur, LLC (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

4.25	Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Service, Inc. in favor of Harry Datys (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

4.26	Form of Common Stock Purchase Warrant in Series G Offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

10.1	Securities Purchase Agreement, dated as of April 25, 2017, by and among the Company and the Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2017).

10.2	Securities Purchase Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 27, 2018).

10.3	Security Agreement, dated June 18, 2018, between the Company and an institutional investor (incorporated by reference to Exhibit 10.2 to our Form 8-K dated June 27, 2018).

10.4	Stock Purchase Agreement, dated June 18, 2018, between the Company, Prime EFS LLC and the seller’s signatory thereto. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated June 26, 2018).

10.5	Agreement, dated April 9, 2019, by and between the Company and Bellridge Capital, L.P. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.6	Form of Agreements, by and between the Company and RedDiamond Partners LLC incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.7	Form of Series A Convertible Preferred Stock Exchange Agreement incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 10, 2019).

10.8	Form of Securities Purchase Agreement (Equity Offering) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 9, 2019).

10.9	Form of Securities Purchase Agreement (Debt Offering) (incorporated by reference to Exhibit 10.3 to our Form 8-K dated September 9, 2019).

10.10	Promissory Note for $2,941,212.50 executed by Company in favor of M&T Bank, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 27, 2020).

10.11	Promissory Note for $504,940 executed by Company in favor of M&T Bank, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 8, 2020).

10.12	Form of Securities Purchase Agreement related to Series E Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 9, 2020).

10.13	Form of Registration Rights Agreement related to Series E Preferred (incorporated by reference to Exhibit 10.2 to our Form 8-K dated October 9, 2020).

10.14	Stock Purchase Agreement for Series E Preferred, dated December 28, 2020, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 29, 2020).

10.15	Stock Purchase Agreement for Series E Preferred, dated December 30, 2020, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 31, 2020).

10.16	Stock Purchase Agreement for Series E Preferred, dated January 5, 2021, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 8, 2021).

10.17	Stock Purchase Agreement for Series E Preferred, dated January 21, 2021, between TLSS and each purchaser identified on the signature pages hereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 28, 2021).

10.18	Form of Amendment to Series E Transaction Documents, effective January 21, 2021, between TLSS and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K dated January 28, 2021).

10.19	Form of Exchange Agreement for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2020).

10.20	Form of Leak-Out Agreement entered in connection with the Series D Preferred Stock Exchange (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on July 24, 2020).

10.21+	Consulting Agreement between the Company and Ascentaur, LLC dated February 21, 2020 (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

10.22	Indemnity Agreement between the Company and Ascentaur, LLC dated May 10, 2020 (incorporated by reference to Exhibit 4.2 to our Form S-1 dated December 1, 2020).

10.23	Stock Purchase Agreement, dated March 24, 2021, between TLSS Acquisition, Inc. (a wholly owned subsidiary of the Company) and Cougar Express, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2021).

10.24	Stock Purchase and Sale Agreement, dated June 15, 2021, between the Company and Anthony Berritto (sole shareholder of SalSon Logistics, Inc., a Georgia corporation) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021).

10.25	Form of Securities Purchase Agreement related to Series G Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 3, 2022).

10.26	Form of Warrant Agreement related to Series G Preferred (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 3, 2022).

10.27	Form of Registration Rights Agreement for Series G Warrants (incorporated by reference to Exhibit 10.5 to our Form 8-K dated January 28, 2022).

10.28	Form of Common Stock Purchase Warrant in Warrant Offering (incorporated by reference to Exhibit 4.1 to our Form 8-K dated January 28, 2022).

10.29	Form of Registration Rights Agreement for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 10.5 to our Form 8-K dated January 28, 2022).

10.30+	Offer Letter, dated November 10, 2021, between TLSS and Mr. James Giordano (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).

10.31+	Employment Agreement, dated January 4, 2022, between TLSS and Mr. Sebastian Giordano (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).

10.32	Confidential Settlement Agreement and Mutual Release, dated October 31, 2021, between TLSS and Westmount Financial Limited Partnership (incorporated by reference to Exhibit 10.5 to our Form 8-K dated January 28, 2022).

10.33	Stock Purchase and Sale Agreement, dated as of May 23, 2022, between TLSS Acquisition, Inc. (a wholly owned subsidiary of the Company) and Freight Connections, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2022).

10.34	Stock Purchase and Sale Agreement, dated as of May 24, 2022, between Cougar Express, Inc. (a wholly owned subsidiary of the Company) and JFK Cartage, Inc. (incorporated by reference to Exhibit 99.1 to our Form 8-K dated June 30, 2022).

10.35+	Employment Agreement, dated as of July 1, 2022, the Company and James Giordano (incorporated by reference to Exhibit 10.1 to our Form 8-K dated July 7, 2022).

10.36	Amendment to Stock Purchase and Sale Agreement, dated as of September 15, 2022, between TLSS Acquisition, Inc. and Freight Connections, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 20, 2022).

10.37+	Form of Employment Agreement, between TLSS-FC, Inc. and Joseph Corbisiero (incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 20, 2022).

10.38	Stock Purchase and Sale Agreement, dated as of January 4, 2023, by and among TLSS Acquisition, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation (collectively, the “Companies”); The Shareholders of the Companies; Kathryn Boyd, as the Shareholders’ Representative; and R|A Feingold Law & Consulting, P.A., as Closing Agent and Escrow Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 10, 2023).

10.39	Assignment and Assumption Agreement, dated as of January 31, 2023, between TLSS Acquisition, Inc., a Delaware corporation, and TLSS-STI, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 6, 2023).

10.40	First Amendment to Stock Purchase and Sale Agreement, dated as of February 1, 2023, among TLSS-STI, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation (collectively, the “Companies”); Kathryn Boyd; Clyde J. Severance; Robert H. Severance, Jr.; Kathryn Boyd, as the Shareholders’ Representative; and R|A Feingold Law & Consulting, P.A., as Closing Agent and Escrow Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 6, 2023).

10.41	Secured Promissory Note, dated February 1, 2023, made by TLSS-STI, Inc., a Delaware corporation, Severance Trucking Co., Inc. a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation and McGrath Trailer Leasing, Inc., a Maine corporation, in favor of Kathryn Boyd, Clyde J. Severance, and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 6, 2023).

10.42	Security Agreement, dated as of February 1, 2023, among TLSS-STI, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation, and Kathryn Boyd, Clyde J. Severance and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 6, 2023).

10.43	Absolute, Unconditional and Continuing Guaranty, dated as of February 1, 2023, executed by Transportation and Logistics Systems, Inc., a Nevada corporation, in favor of Kathryn Boyd, Clyde J. Severance, and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 6, 2023).

10.44	Consulting Agreement, dated as of February 1, 2023, between Severance Trucking Co., Inc., a Massachusetts corporation, a wholly owned subsidiary of TLSS-STI, Inc., a Delaware corporation, a wholly owned subsidiary of Transportation and Logistics Systems, Inc., a Nevada corporation, and Clyde J. Severance (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 6, 2023).

21*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer pursuant to Section 302

31.2*	Certification of Principal Financial Officer pursuant to Section 302

32.1*#	Certification of Principal Executive Officer pursuant to Section 906

32.2*#	Certification of Principal Financial Officer pursuant to Section 906

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

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
March 31, 2023
	By:	/s/ Sebastian Giordano
Sebastian Giordano, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sebastian Giordano	Chief Executive Officer, President, and Chairman of the Board of Directors	March 31, 2023
Sebastian Giordano	(Principal executive officer)

/s/ James Giordano	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2023
James Giordano

/s/ Charles Benton	Director	March 31, 2023
Charles Benton

/s/ John Mercadante	Director	March 31, 2023
John Mercadante

/s/ Norman Newton	Director	March 31, 2023
Norman Newton

