Form 10-Q
period 2023-03-31
Transportation & Logistics Systems, Inc.
filed 2023-05-15
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2023
Common Stock, $0.001	3,702,010,977

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$472,655	$1,470,807
Accounts receivable, net	3,361,850	2,059,326
Prepaid expenses and other current assets	433,075	613,035

Total Current Assets	4,267,580	4,143,168

OTHER ASSETS:
Security deposits	454,844	377,107
Property and equipment, net	2,887,613	1,607,212
Right of use assets, net	12,150,532	8,457,083
Goodwill	2,105,879	2,105,879
Intangible assets, net	4,742,925	4,601,677

Total Other Assets	22,341,793	17,148,958

TOTAL ASSETS	$26,609,373	$21,292,126

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable, current portion	$6,035,877	$4,953,078
Accounts payable (including accounts payable - related party of $324,551 and $115,117 on March 31, 2023 and December 31, 2022, respectively)	1,520,736	472,701
Accrued expenses	910,918	837,170
Insurance payable	359,135	137,477
Lease liabilities, current portion	3,006,297	2,081,099
Accrued compensation and related benefits	183,035	65,103

Total Current Liabilities	12,015,998	8,546,628

LONG-TERM LIABILITIES:
Notes payable, net of current portion	1,483,066	831,499
Lease liabilities, net of current portion	9,219,225	6,413,937

Total Long-term Liabilities	10,702,291	7,245,436

Total Liabilities	22,718,289	15,792,064

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at March 31, 2023 and December 31, 2022 (Liquidation value $0)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at March 31, 2023 and December 31, 2022 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at March 31, 2023 and December 31, 2022 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 546,000 and 575,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively ($10.00 per share liquidation value)	546	575
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at March 31, 2023 and December 31, 2022 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 3,702,010,977 and 3,636,691,682 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,702,011	3,636,692
Additional paid-in capital	129,444,899	129,372,841
Accumulated deficit	(129,256,425)	(127,510,099)

Total Shareholders’ Equity	3,891,084	5,500,062

Total Liabilities and Shareholders’ Equity	$26,609,373	$21,292,126

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

REVENUES	$5,594,896	$1,259,333

COST OF REVENUES (including cost of sales - related party of $770,707 and $0 for the three months ended March 31, 2023 and 2022, respectively)	3,626,353	971,002

GROSS PROFIT	1,968,543	288,331

OPERATING EXPENSES:
Compensation and related benefits	1,115,484	1,356,410
Legal and professional fees	557,083	349,494
Rent	1,038,083	101,337
General and administrative expenses	764,836	281,943

Total Operating Expenses	3,475,486	2,089,184

LOSS FROM OPERATIONS	(1,506,943)	(1,800,853)

OTHER INCOME (EXPENSES):
Interest income	992	-
Interest expense	(139,245)	(7,867)
Loss on sale of subsidiary	(720)	-
Settlement expense	-	(228,511)

Total Other Income (Expenses)	(138,973)	(236,378)

LOSS BEFORE INCOME TAXES	(1,645,916)	(2,037,231)

Provision for income taxes	-	-

NET LOSS	(1,645,916)	(2,037,231)

Accrued dividends	(100,410)	(109,051)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,746,326)	$(2,146,282)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,685,826,300	3,040,797,022

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	-	$-	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,372,841	$(127,510,099)	$5,500,062

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(29,000)	(29)	-	-	43,684,680	43,685	(23,600)	-	20,056

Common stock issued for services and future services	-	-	-	-	-	-	-	-	21,634,615	21,634	(21,634)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	117,292	-	117,292

Accrued dividends	-	-	-	-	-	-	-	-	-	-	-	(100,410)	(100,410)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,645,916)	(1,645,916)

Balance, March 31, 2023	-	$-	21,418	$21	546,000	$546	32,374	$32	3,702,010,977	$3,702,011	$129,444,899	$(129,256,425)	$3,891,084

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	700,000	$700	51,605	$52	615,000	$615	-	$-	2,926,528,666	$2,926,529	$124,604,718	$(119,016,487)	$8,516,127

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	24,571,429	24,571	221,143	-	245,714

Common stock issued for services and future services	-	-	-	-	-	-	-	-	161,671,888	161,672	88,328	-	250,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	586,133	-	586,133

Sales of Series G preferred share units	-	-	-	-	95,000	95	-	-	-	-	854,905	-	855,000

Common stock issued for conversion of Series E preferred shares	-	-	(19,947)	(20)	-	-	-	-	75,000,000	75,000	(74,980)	-	-

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(109,051)	(109,051)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,037,231)	(2,037,231)

Balance, March 31, 2022	700,000	$700	31,658	$32	710,000	$710	-	$-	3,187,771,983	$3,187,772	$126,280,247	$(121,162,769)	$8,306,692

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,645,916)	$(2,037,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	375,911	191,143
Stock-based compensation	117,292	836,133
Lease costs	37,037	-
Bad debt recovery	(23,273)	-
Change in operating assets and liabilities:
Accounts receivable	(442,365)	20,159
Prepaid expenses and other current assets	(56,586)	(13,123)
Security deposit	(70,737)	(6,155)
Accounts payable and accrued expenses	817,424	283,707
Insurance payable	221,658	(63,692)
Accrued compensation and related benefits	(34,699)	(20,825)

NET CASH USED IN OPERATING ACTIVITIES	(704,254)	(809,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(206,988)	-
Proceeds from repayment of note receivable	255,000	-
Cash acquired in acquisitions	207,471	-
Cash used for acquisitions	(687,808)	-

NET CASH USED IN INVESTING ACTIVITIES	(432,325)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series G preferred share units	-	855,000
Proceeds from exercise of warrants	-	245,714
Proceeds from notes payable	196,700	-
Repayment of notes payable	(58,273)	(295,281)

NET CASH PROVIDED BY FINANCING ACTIVITIES	138,427	805,433

NET DECREASE IN CASH	(998,152)	(4,451)

CASH, beginning of period	1,470,807	6,067,692

CASH, end of period	$472,655	$6,063,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$119,240	$7,867
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series E preferred stock to common stock	$-	$20
Conversion of Series G preferred stock and accrued dividends to common stock	$20,056	$-
Accrual of preferred stock dividends	$100,410	$109,051
Increase in right of use assets and lease liabilities	$3,958,260	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$836,886	$-
Prepaid expenses	18,454	-
Property and equipment	1,186,198	-
Right of use assets	457,239	-
Security deposits	7,000	-
Intangible assets	404,374
Total assets acquired	2,910,151	-
Less: liabilities assumed:
Accounts payable	211,303	-
Accrued expenses	12,702	-
Accrued compensation and related benefits	152,631	-
Notes payable	1,595,939	-
Lease liabilities	457,239	-
Total liabilities assumed	2,429,814	-
Net assets acquired	$480,337	$-

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a holding company incorporated under the laws of the State of Nevada, on July 25, 2008. Its active wholly-owned operating subsidiaries, Cougar Express, Inc., Freight Connections, Inc., JFK Cartage, Inc. and Severance Trucking Co., Inc. (acquired in 2023, along with Severance Warehousing, Inc. and McGrath Trailer Leasing, Inc., and hereafter referred to as “Severance Trucking”, together provide a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. Such entities operate several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. Inactive subsidiaries include: TLSS Acquisition, Inc. (“TLSSA”), Shyp CX, Inc. (“Shyp CX”), Shyp FX, Inc. (“Shyp FX”), TLSS-FC, Inc. (“TLSS-FC”) and TLSS-STI, Inc. (“TLSS-STI”).

On June 18, 2018, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Prime EFS, LLC, a New Jersey limited liability company (“Prime EFS”), from its members pursuant to the terms and conditions of a Stock Purchase Agreement. Prime EFS was a New Jersey based transportation company that generated substantially all its revenues from Amazon Logistics, Inc. (“Amazon”) until it ceased operations on September 30, 2020 due to Amazon’s non-renewal of its Delivery Service Partner (DSP) Agreement with Prime EFS, as described below.

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

On August 19, 2021, the Company’s former subsidiaries, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all of the Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. (See Note 10).

Since exiting the Amazon business, the Company has pursued a growth by acquisitions strategy as set forth below and as such, continues to pursue potential acquisition opportunities.

On November 13, 2020, the Company formed a wholly-owned subsidiary, Shyp FX, Inc., a company incorporated under the laws of the State of New Jersey (“Shyp FX”). On January 15, 2021, through Shyp FX, the Company executed an asset purchase agreement (“APA”) and closed a transaction to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks. On April 28, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement” with an unrelated third party. Pursuant to the Asset Purchase Agreement, Shyp FX sold substantially all its asset and specific liabilities. The Asset Purchase Agreement closed in June 2022.

On November 16, 2020, the Company formed a wholly-owned subsidiary, TLSSA, a company incorporated under the laws of the State of Delaware. On March 24, 2021, TLSS acquired all of the issued and outstanding shares of capital stock of Cougar Express, Inc., a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area (“Cougar Express”). Cougar Express was a family-owned full-service transportation business that has been in operation for more than 30 years providing one-to-four person deliveries and offering white glove services. It utilizes its own fleet of trucks, warehouse/driver/office personnel and on-call subcontractors from its convenient and secure New York JFK airport area location, allowing it to pick-up and deliver throughout the New York tri-state area. Cougar Express serves a diverse base of commercial accounts, which are freight forwarders that work with some of the most notable retail businesses in the country.

On February 21, 2021, the Company formed a wholly-owned subsidiary, Shyp CX, a company incorporated under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Effective February 3, 2023, the Company’s newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking, which together, offer LTL trucking services throughout New England, with an effective date as of the close of business on January 31 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Sellers”). None of the Sellers are affiliated with the Company or its affiliates. Severance Trucking is a privately-owned full-service transportation carrier and logistics business that has been in operation for over 100 years specializing in LTL trucking that provides next day service to major cities in New England and New York, with cartage and interline agreements with respected carriers that ensure reliable deliveries anywhere in the United States and Canada. With annual revenues of over $13.0 million in 2022, Severance Trucking currently operates with over 120 power units and trailers and has two locations, comprised of approximately 18,000 square feet of warehouse and cross dock space, 9,000 square feet of office and 5,750 square feet of repair facilities located in Dracut, Massachusetts and approximately 16,000 square feet of warehouse space in North Haven, Connecticut (See Note 3).

Unless the context otherwise requires, TLSS and its wholly-owned subsidiaries, TLSSA, TLSS-FC, Cougar Express, Shyp FX, Shyp CX, JFK Cartage, Freight Connections, TLSS-STI, and Severance Trucking are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on SEC Form 10-K, filed on March 31, 2023.

The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations in interim periods are not necessarily an indication of operating results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, TLSSA, TLSS-FC, Cougar Express, Shyp FX, Shyp CX, TLSS-STI, JFK Cartage since its acquisition on July 31, 2022, Freight Connection since its acquisition on September 16, 2022, and Severance Trucking since its acquisition on January 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,645,916 and $2,037,231 for the three months ended March 31, 2023 and 2022, respectively. The net cash used in operations was $704,254 and $809,884 for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $129,256,425 and $7,748,418, respectively, on March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On March 31, 2023, the Company had no cash in bank in excess of FDIC insured levels. On March 12, 2023, Signature Bank, the Company’s financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. At the time of closing, the Company had all of its cash at Signature Bank. The Company did not lose access to its accounts or experience interruptions in banking services, and it suffered no losses with respect to its deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. On March 19, 2023 Signature Bridge Bank N.A. was acquired by New York Community Bancorp Inc., which is the parent of Flagship Bank, N.A. The Company is currently looking at additional banking options to ensure that its exposure is limited or reduced to the FDIC protection limits.

The COVID-19 pandemic and resulting global disruptions have affected the Company’s businesses, as well as those of the Company’s customers and their third-party suppliers and sellers. To serve the Company’s customers while also providing for the safety of the Company’s employees and service providers, the Company has adapted numerous aspects of its logistics and transportation processes. The Company continues to monitor the rapidly evolving situation and expect to continue to adapt its operations to address federal, state, and local standards as well as to implement standards or processes that the Company determines to be in the best interests of its employees, customers, and communities. The impact of the pandemic and actions taken in response to it had some effects on the Company’s results of operations. Effects include increased fulfilment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. The Company continues to be affected by possible procurement and shipping delays, supply chain interruptions, and increased fulfilment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on the Company’s results of operations during 2023, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect the Company’s results of operations. The Company plans on diversifying is bank and financial institution deposits to other banks to mitigate such risk.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the value of claims against the Company.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2023. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of March 31, 2023 and December 31, 2022, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On March 31, 2023, the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances along with general reserves for current accounts receivable that are projected to become uncollectable. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. Goodwill is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. The Company includes assumptions about the expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill is considered impaired if the recorded value exceeds the fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans. The Company performs its annual testing for goodwill during the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.

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

See Note 6 for additional information regarding intangible assets and goodwill.

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2023 and 2022, the Company believes that it operates in one operating segment related to its full suite of logistics and transportation services, specializing in last mile deliveries, two-person home and commercial deliveries, mid-mile, and long-haul services.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The Company recognizes revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees, as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognizes revenue on a gross basis. Our payment terms are generally net 30 days from acceptance of delivery. The Company does not incur incremental costs obtaining service orders from its customers, however, if the Company did, because all the Company’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognizes arises from deliveries of freight on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders correspond to each delivery of freight that the Company makes under the service agreements. Control of the freight transfers to the recipient upon delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

The Company covers a 100-mile radius around each of its terminals and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one week of continuous transit time.

The Company’s revenues are primarily derived from the transportation services we provide through the delivery of goods over the duration of a shipment. The bill of lading is a legally enforceable agreement between two parties, and where collectability is probable this document serves as the contract as our basis to recognized revenue under ASC 606- Revenue Recognition. The Company has elected to expense initial direct costs as incurred because the average shipment cycle is less than five days. The Company recognizes revenue and substantially all the purchased transportation expenses on a gross basis. Direct costs of such revenue generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees. The Company directs the use of the transportation service provided and remains responsible for the complete and proper shipment. The Company recognizes revenue for its performance obligations under its customer contracts over time, as its customers receive the benefits of the services in accordance with ASC 606- Revenue Recognition.

Inherent within the Company’s revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, the Company records revenue based on the percentage of service completed as of the period end and recognizes delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than five days, of the average shipment cycle. On March 31, 2023 and 2022, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for Series E, G and H preferred shares (using the as-if converted method). These common stock equivalents may be dilutive in the future.

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2023 and 2022 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	March 31, 2023	March 31, 2022
Stock warrants	1,258,008,109	1,280,150,966
Stock options	80,000	80,000
Series B convertible preferred stock	-	700,000
Series E convertible preferred stock	28,571,600	42,231,772
Series G convertible preferred stock	546,000,000	710,000,000
Series H convertible preferred stock	323,740,000	-
	2,156,399,709	2,033,162,738

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The adoption of this new guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The adoption of this new guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – ACQUISITIONS AND DISPOSITION

Acquisitions

2023

Effective February 3, 2023, the Company’s newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking, which together, offer LTL trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Sellers”). None of the Sellers are affiliated with the Company or its affiliates.

Prior to the acquisition, Severance Trucking was a privately-owned full-service transportation carrier and logistics business that had been in operation for over 100 years specializing in LTL trucking that provided next day service to major cities in New England and New York, with cartage and interline agreements with respected carriers that ensure reliable deliveries anywhere in the United States and Canada. With annual revenues of over $13.0 million in 2022, Severance Trucking currently operates with over 120 power units and trailers and has two locations, comprised of approximately 18,000 square feet of warehouse and cross dock space, 9,000 square feet of office and 5,750 square feet of repair facilities located in Dracut, Massachusetts and approximately 16,000 square feet of warehouse space in North Haven, Connecticut.

The total purchase price was $2,250,000 plus closing expenses of $10,747. TLSS-STI: (i) paid $687,808 in cash, and (ii) entered into a $1,572,939 secured promissory note with the Seller, with interest accruing at the rate of 12% per annum. The entire unpaid principal under the note, shall be due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note is secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. The purchase price is subject to a post-closing adjustment, up or down, determined by the amount by which Severance Trucking working capital as of the close of business on January 31, 2023, exceeds or falls short of the target working capital, as of September 30, 2022, on which the purchase price was calculated, which has not been calculated as of the date of this report.

One of the Sellers also entered into a consulting agreement, including non-competition and non-solicitation provisions, to continue with Severance Trucking after the acquisition for a period of no less than three (3) months and no more than one (1) year.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Severance Trucking
Assets acquired:
Cash	$207,471
Accounts receivable	836,886
Prepaid expenses and other assets	25,454
Property and equipment, net	1,186,198
Financing lease right of use assets	457,239
Intangible assets	404,374
Total assets acquired at fair value	3,117,622
Liabilities assumed:
Notes payable	23,000
Accounts payable and accrued expenses	376,636
Lease liabilities	457,239
Total liabilities assumed	856,875
Net assets acquired	$2,260,747
Purchase consideration paid:
Cash paid	$687,808
Promissory note	1,572,939
Total purchase consideration paid	$2,260,747

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

MARCH 31, 2023

(Unaudited)

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of JFK Cartage, Freight Connections and Severance Trucking had occurred as of the beginning of the following periods:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net Revenues	$6,356,956	$7,879,665
Net Loss	$(1,971,233)	$(1,642,570)
Net Loss Attributable to Common Shareholders	$(2,071,633)	$(2,146,282)
Net Loss per Share	$(0.00)	$(0.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Disposition

Sale of Shyp FX assets

On June 21, 2022, the Company sold substantially all of the assets of Shyp FX in an all-cash transaction. The purchaser was Farhoud Logistics Inc., a New Jersey corporation, an unrelated party. Under the terms of the sale, The Company sold the assets of Shyp FX consisting of transportation equipment and other equipment and the business of Shyp FX for $825,000. The Company received net proceeds of $748,500 which is net of a broker commission of $75,000 and other expenses of $4,214. $25,000 was being held in escrow, pending bulk sale tax clearance from the State of New Jersey and to cover the estimated cost of a vehicle repair. The Company received the escrowed funds during the fourth quarter of 2022. In connection with the sale of these assets, for the year ended December 31, 2022, the Company recorded a gain on the sale of $293,975. A loss on the sale of $720 was recorded during the three months ended March 31, 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE AND NOTE RECEIVABLE

Accounts receivable

On March 31, 2023 and December 31, 2022, accounts receivable, net consisted of the following:

	March 31, 2023	December 31, 2022
Accounts receivable	$3,959,109	$2,523,778
Allowance for doubtful accounts	(597,259)	(464,452)
Accounts receivable, net	$3,361,850	$2,059,326

During the three months ended March 31, 2023 and 2022, the Company recorded bad debt expense (recovery) of $(23,273)and $0, respectively, which is included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

Note receivable

On October 31, 2022, the Company entered into a promissory note receivable with Recommerce Group, Inc (“Recommerce”), a third party, in the amount of $283,333. In connection with the note receivable, the Company disbursed $255,000 to Recommerce, which is net of an original issue discount of $28,333. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2022 (the “Maturity Date”). On December 31, 2022, the note receivable amounted to $283,333 and accrued interest receivable amounted to $2,833, which is included in prepaid expenses and other current assets on the accompanying unaudited consolidated balance sheet. During the year ended December 31, 2022, in connection with this note receivable, the Company recorded interest income of $31,166. In January 2023, Recommerce repaid this note receivable plus all interest due.

NOTE 5 - PROPERTY AND EQUIPMENT

On March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Life	March 31, 2023	December 31, 2022
Revenue equipment	3 - 20 years	$2,552,365	$1,316,518
Machinery and equipment	1 - 10 years	546,533	440,863
Office equipment and furniture	1 - 3 years	116,460	106,172
Leasehold improvements	1 - 3 years	63,710	22,329
Subtotal		3,279,068	1,885,882
Less: accumulated depreciation		(391,455)	(278,670)
Property and equipment, net		$2,887,613	$1,607,212

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company sold delivery trucks and equipment with a net book value of $257,306 (See Note 3).

For the three months ended March 31, 2023 and 2022, depreciation expense amounted to $112,785 and $46,333, respectively, and is included in general and administrative expenses.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

As a result of the acquisition of Severance Trucking, during the three months ended March 31, 2023, there was a $404,374 increase in the gross intangible assets made up of $404,374 of finite lived intangible assets (See Note 3). The increase in gross finite lived intangible assets is associated with customer relationships that have finite lives.

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

On March 31, 2023, intangible assets subject to amortization consisted of the following:

	2023
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	3-5	$3,768,818	$377,960	$3,390,858
Covenants not to compete	3-5	1,503,487	162,878	1,340,609
Other intangible assets	1	25,000	13,542	11,458
		$5,297,305	$554,380	$4,742,925

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

On December 31, 2022, intangible assets subject to amortization consisted of the following:

	2022
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	3-5	$3,364,444	$196,259	$3,168,185
Covenants not to compete	3-5	1,503,487	87,703	1,415,784
Other intangible assets	1	25,000	7,292	17,708
		$4,892,931	$291,254	$4,601,677

On March 31, 2023 and December 31, 2022, goodwill consisted of the following:

	Useful life	March 31, 2023	December 31, 2022
Goodwill (1)	-	$2,105,879	$2,105,879
		$2,105,879	$2,105,879

(1)	$502,642 of goodwill is related to a subsidiary that has negative equity as of March 31, 2023 and December 31, 2022.

For the three months ended March 31, 2023 and 2022, amortization of intangible assets amounted to $263,126 and $144,810, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2024	$1,065,919
2025	1,054,461
2026	1,054,461
2027	1,054,461
2028	513,623
Total	$4,742,925

NOTE 7 – NOTES PAYABLE

Promissory notes

On July 31, 2022, in connection with the acquisition of JFK Cartage, JFK Cartage issued a promissory note in the amount of $696,935. Principal amount of $98,448 is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022. This amount was paid prior to December 31, 2022. The remaining balance of $598,487 is payable in three annual installments of $199,496, with interest at 5% per annum, payable on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On March 31, 2023 and December 31, 2022, the principal amount related to this note was $598,487.

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed an SBA loan that existed on the books of JFK Cartage in the amount of $500,000 and the related accrued interest. The Company repaid this SBA loan and all accrued interest in August 2022.

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. On March 31, 2023 and December 31, 2022, the principal amount related to this note was $4,544,671.

On January 31, 2023, in connection with the acquisition of Severance Trucking, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Trucking Sellers. The secured promissory accrues interest at the rate of 12% per annum. The entire unpaid principal under the note, shall be due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note is secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. On March 31, 2023, the principal amount related to this note was $1,572,939.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed a merchant loan with Paypal in the amount of $15,612. This merchant was repaid and on December 31, 2022, the merchant loan amount due to Paypal was $0.

Equipment and auto notes payable

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On March 31, 2023 and December 31, 2022, equipment notes payable to these entities amounted to $7,093 and $9,605, respectively.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. On March 31, 2023 and December 31, 2022, the equipment note payable to this entity amounted to $40,614 and $42,424, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed several equipment notes payable due to entities amounting to $583,274. On March 31, 2023 and December 31, 2022, equipment notes payable to these entities amounted to $489,207 and $533,669, respectively.

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On March 31, 2023 and December 31, 2022, the equipment note payable to this entity amounted to $52,648 and $55,720, respectively.

On January 17, 2023, Cougar Express entered into a promissory note for the purchase of two trucks in the amount of $196,700. The note is due in sixty monthly installments of $4,059 which began in August 2022. The note was secured by the truck. On March 31, 2023, the equipment note payable to this entity amounted to $191,431.

In connection with the acquisition of Severance Trucking, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On March 31, 2023, equipment note payable to this entity amounted to $21,853.

On March 31, 2023 and December 31, 2022, notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Principal amounts	$7,518,943	$5,784,577
Less: current portion of notes payable	(6,035,877)	(4,953,078)
Notes payable – long-term	$1,483,066	$831,499

As of March 31, 2023, future maturities of notes payable is as follows:

Year ending March 31:	Amount
2024	$6,035,877
2025	961,592
2026	379,874
2027	99,592
2028	42,008
$7,518,943

NOTE 8– SHAREHOLDERS’ EQUITY

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

Series B preferred shares

In August 2019, the Company designated Series B Preferred Shares consisting of 1,700,000 shares with a par value of $0.001 and a stated value of $0.001. The Series B preferred shares have no voting rights and are not redeemable. Each share of Series B Preferred stock is convertible into one share of common stock at the option of the holder subject to beneficial ownership limitation. In April 2022, the Company and Bellridge entered into a settlement agreement pursuant to which 700,000 shares of Series B preferred shares were cancelled and the Company recorded settlement income of $700. On March 31, 2023 and December 31, 2022, there were no Series B preferred stock issued and outstanding.

Series D preferred shares

On July 20, 2020, the Board filed the Certificate of Designation of Preferences (“COD”), Rights and Limitations of Series D Preferred Stock (the “Series D COD”) with the Secretary of State of the State of Nevada designating 1,250,000 shares of preferred stock as Series D. The Series D preferred stock (“Series D Preferred”) does not have the right to vote. The Series D Preferred has a stated value of $6.00 per share (the “Stated Value”). Subject only to the liquidation rights of the holders of Series B Preferred that is currently issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series D Preferred holders are entitled to receive an amount per share equal to the Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis. Until July 20, 2021, the holders of Series D Preferred had the right to participate, pro rata, in each subsequent financing in an amount up to 25% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series D is convertible into 1,000 shares of common stock. A holder of Series D Preferred may not convert any shares of Series D Preferred into common stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series D COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Approval of at least a majority of the outstanding Series D Preferred is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series D, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, it being understood that the creation of a new security having rights, preferences or privileges senior to or on parity with the Series D Preferred in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series D Preferred; (c) issue any Series D Preferred, other than to the Investors; or (d) without limiting any provision hereunder, whether or not prohibited by the terms of the Series D Preferred, circumvent a right of the Series D Preferred.

As of March 31, 2023 and December 31, 2022, no shares of Series D Preferred were outstanding.

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of March 31, 2023 and December 31, 2022, the Company has accrued dividends of $165,319 and $161,092, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Series G preferred shares

On December 28, 2021, the Company’s Board of Directors (the “Board”) filed the Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (the “Series G COD”) with the Secretary of State of the State of Nevada designating 1,000,000 shares of preferred stock as Series G (“Series G”). The Series G has a stated value of $10.00 per share (the “Series G Stated Value”). Pursuant with the Series G COD,

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

MARCH 31, 2023

(Unaudited)

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

From and after the Original Issuance Date, cumulative dividends on each share of Series G shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of March 31, 2023 and December 31, 2022, the Company has accrued dividends of $434,137 and $385,009, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

In connection with the Series G Offerings, the Company entered into Registration Rights Agreements (the “Series G Registration Rights Agreements”) pursuant to which the Company agreed to file a registration statement on Form S-1 to register the resale of the shares of Common Stock issuable to the Investors upon conversion of the Series G Preferred Stock and exercise of the Warrants. Pursuant to the Series G Registration Rights Agreements, if a registration statement registering for resale all of the shares of common stock issuable under Series G Convertible Preferred Stock and Warrants (i) is not filed with the Commission by the Company within 45 days of the closing dates or any other registration statement, (ii) is not declared effective by the Commission by the Effectiveness Date of the initial registration statement (90 days following the closing date) or any other registration statement, or (iii) after the effective date of a registration statement, such registration statement ceases for any reason to remain continuously effective as to all registrable securities included in such registration statement for more than 30 calendar days during any 12-month period (any such failure or breach being referred to as an “Event”, and the date on which such Event occurs, being referred to as “Event Date”), then, in addition to any other rights the Holders may have under the Series G Registration Rights Agreements or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company is obligated to pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the purchase price paid by such Holder pursuant to the Series G Purchase Agreement, during which such Event continues uncured. Also pursuant to the Series G Registration Rights Agreements, the partial liquidated damages provisions summarized above apply on a daily pro rata basis for any portion of a month prior to the cure of an Event. The Company filed a registration statement on Form S-1 for the shares of Common Stock issuable to the Investors upon conversion of the Series G Preferred Stock and exercise of the Warrants (the “S-1 Registration Statement”) on January 28, 2022 (the “Filing Date”), which was declared effective by the Commission on May 13, 2022. The filing of the S-1 Registration Statement cured the Filing Events as of the Filing Date. The declaration of effectiveness of the S-1 Registration Statement cured the Effectiveness Events as of the Effective Date.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

During the three months ended March 31, 2023, the Company issued 43,684,680 shares of its common stock in connection with the conversion of 29,000 shares of Series G and accrued dividends payable of $20,056. The conversion ratio was based on the Series G certificate of designation, as amended.

Series H preferred shares

On September 20, 2022, the Company’s Board of Directors (the “Board”) Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (the “Series H COD”) with the Secretary of State of the State of Nevada designating 35,000 shares of preferred stock as Series H (“Series H”). The Series H has no stated value. Pursuant with the Series H COD,

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

Shares issued in connection with conversion of Series G preferred shares

During the three months ended March 31, 2023, the Company issued 43,684,680 shares of its common stock in connection with the conversion of 29,000 shares of Series G and accrued dividends payable of $20,056. The conversion ratio was based on the Series G certificate of designation, as amended.

Shares issued upon exercise of warrants

During the three months ended March 31, 2022, the Company issued 24,571,429 shares of its common stock and received proceeds of $245,714 from the exercise of 24,571,429 warrants at $0.01 per share.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

On January 3, 2023, the Company’s Board of Directors granted the chief operating officer 21,634,615 shares of its common stock which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 5,408,653 shares vesting on March 31, 2023, and 5,408,654 common shares vesting each quarter through December 31, 2023. In connection with these shares, the Company valued these common shares at a fair value of $90,865 and will record stock-based compensation expense over the one-year vesting period.

During the three months ended March 31, 2023 and 2022, aggregate accretion of stock-based compensation expense on the above granted shares amounted to $117,292 and $586,133, respectively. Total unrecognized compensation expense related to these vested and unvested common shares on December 31, 2022 amounted to $391,821 which will be amortized over the remaining vesting period of approximately two (2) years.

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

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	91,594,824	$0.011
Granted	21,634,615	0.004
Shares vested	(35,940,262)	(0.010)
Non-vested, March 31, 2023	77,289,177	$0.009

Warrants

Warrants issued and exercised in connection with Series E preferred shares

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Warrant activities for the three months ended March 31, 2023 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	1,258,008,109	$0.014	3.80	$0
Granted	-	-	-	-
Balance Outstanding March 31, 2023	1,258,008,109	$0.014	3.55	$0
Exercisable, March 31, 2023	1,258,008,109	$0.014	3.55	$0

Stock options

Stock option activities for the three months ended March 31, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	80,000	$8.85	1.33	$-
Granted/Cancelled	-	-	-	-
Balance Outstanding March 31, 2023	80,000	$8.85	1.08	$-
Exercisable, March 31, 2023	80,000	$8.85	1.08	$-

NOTE 9 – ASSIGNMENT FOR THE BENEFIT OF CREDITORS

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

In connection with the finalization of the ABC, the Assignee has demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. The Company is currently negotiating this amount and cannot predict the outcome of this demanded amount. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 and as of March 31, 2023 and December 31, 2022, the Company accrued the potential settlement amount of $200,000 which is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

MARCH 31, 2023

(Unaudited)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. As of this writing, the parties are awaiting a ruling by the Court on the motion.

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

On February 15, 2023, Plaintiff filed a motion for leave to file a Third Amended Complaint in this action, seeking to assert claims against TLSS’s former CEO, John Mercadante, also on a “pierce the corporate veil” theory. On March 9, 2023, TLSS, Prime and Shypdirect opposed the motion for leave to add Mercadante, arguing that any claim against Mercadante would be both futile and time-barred. On March 31, 2023, the Court denied Plaintiff’s motion to add Mr. Mercadante as a party.

In January and February 2023, numerous depositions were taken in the case, including those of Messrs. Giordano and Mercadante. Under the currently operative pre-trial order, entered October 4, 2022, all discovery in this case must be concluded by June 30, 2023. However, it appears likely that the discovery cutoff will be extended beyond June 30, 2023.

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

The limitations placed on a claimant’s ability to reach behind a corporate structure are intentional, as “[t]he purpose of the doctrine of piercing the corporate veil is to prevent an independent corporation from being used to defeat the ends of justice, to perpetrate fraud, to accomplish a crime, or otherwise to evade the law[.]” (citations omitted). Hence, to invoke that form of relief, “the party seeking an exception to the fundamental principle that a corporation is a separate entity from its principal bears the burden of proving that the court should disregard the corporate entity.”.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Elaine Pryor v. Rocio Perez, et al.

The Company’s Freight Connections, Inc. subsidiary (“FCI”) was one of three (3) named defendants in an action captioned Elaine Pryor v. Rocio Perez, North Trucking & Logistics, LLC and Freight Connections, Inc. The case is pending in Superior Court of New Jersey, Essex County, Docket No. ESX-L-5147-18.

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

MARCH 31, 2023

(Unaudited)

In an opinion issued November 16, 2022, the court denied all parties’ motions for summary judgment on the insurance coverage issues.

The conduct alleged in the Pryor complaint occurred prior to the Company’s September 16, 2022, acquisition of FCI. The selling stockholder of FCI has advised the Company that the truck in question was not owned by FCI at the time of the accident and hence that FCI is not a proper party defendant in this action.

On May 8, 2023, the Court in the Elaine Pryor action the entered an order, on the consent of counsel for all parties, directing that the name of defendant FCI be changed to Freight Connections LLC and that this change be reflected in the caption of the case (the “May 8, 2023 Order”). Freight Connections LLC is not a corporate affiliate of FCI but is rather an independent trucking company that is wholly-owned by the individual who sold the stock of FCI to TLSS-FC effective September 16, 2022. (See Note 1 above.)

Owing to the May 8, 2023 Order, the Company does not believe that it can be adjudged liable for any verdict or settlement in the Elaine Pryor action.

Other than discussed above, as of March 31, 2023, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of our operations.

Employment agreements

On January 3, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity, potentially constituting (with prior grants made to Ascentaur), at the discretion of the Company’s Board of Directors, up to 5% of the outstanding common stock of the Company, vesting over the term of the employment agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. Pursuant to this employment agreement, on March 11, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock (see Note 8).

On January 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano is appointed the Company’s Treasurer. Previously, Mr. James Giordano served as Chief Financial Officer and consultant to Freight Connections, Inc., a LTL/line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services. Mr. James Giordano’s employment with the Company is at will. He will receive annual compensation of $250,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to the Company’s chief financial officer for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $125,000 and will record stock-based compensation expense over the vesting period (See Note 8).

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

NOTE 11– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

During the three months March 31, 2023, Freight Connections incurred outside trucking costs with companies owned by the Freight Connections Seller, who is currently Freight Connection’s chief executive officer. In connection with the outside trucking services, Freight Connections recorded aggregate outside trucking expense of $770,707, which is included in costs of sales on the unaudited accompanying consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the aggregate amount due to these companies amounted to $324,551 and $115,117, respectively, which is included in accounts payable on the accompanying unaudited consolidated balance sheets.

Notes payable – related party

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who became the chief executive officer of Freight Connections. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. On March 31, 2023 and December 31, 2022, the principal amount related to this note was $4,544,671, which is included in notes payable on the unaudited accompanying balance sheets (See Note 7).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 12 – CONCENTRATIONS

For the three months ended March 31, 2023, one customer represented approximately 17.0% of the Company’s total net revenues. For the three months ended March 31, 2022, four customers represented 71.7% of the Company’s total net revenues (22.2%, 20.2%, 18.1% and 11.2%, respectively).

On March 31, 2023, one customer represented approximately 13.0% of the Company’s net accounts receivable balance. On December 31, 2022, three customers represented 46.7% (18.2%, 17.9% and 10.6%, respectively) of the Company’s net accounts receivable balance.

All revenues are derived from customers in the United States.

NOTE 13 – OPERATING AND FINANCING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING AND FINANCING LEASE LIABILITIES

As a result of the acquisition of JFK Cartage, Freight Connection and Severance Trucking, the Company assumed several non-cancelable operating leases for the lease of office, warehouse spaces, and parking spaces. Additionally, as a result of the acquisition of Severance Trucking, the Company assumed several non-cancelable financing leases for revenue equipment.

Effective January 1, 2023, the Company entered into a lease agreement for warehouse space in Ridgefield, NJ. The lease is for a period of 60 months, commencing on January 1, 2023 and expiring on December 31, 2027. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of; (i) $41,071 in the first year; (ii) $42,303 in the second year; (iii) $43,572 in the third year; (iv) $44,880 in the fourth year and; (v) $46,226 in the fifth year, plus a pro rata share of operating expenses beginning January 2023.

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon signing of new leases or the assumption of leases for property, the Company analyzed the new or assumed leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheets, at fair value.

During the three months ended March 31, 2023 and 2022, in connection with its property operating leases, the Company recorded rent expense of $1,078,560 and $101,337, respectively, which is expensed during the period and included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities was discount rates ranging from 8% to of 9% which was based on the Company’s estimated average incremental borrowing rate.

On March 31, 2023 and December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2023	December 31, 2022
Office leases and equipment right of use assets	$13,500,093	$9,084,594
Less: accumulated amortization	(1,349,561)	(627,511)
Balance of ROU assets	$12,150,532	$8,457,083

On March 31, 2023 and December 31, 2022, operating and financing lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2023	December 31, 2022
Lease liabilities related to office leases and revenue equipment right of use assets	$12,225,522	$8,495,036
Less: current portion of lease liabilities	(3,006,297)	(2,081,099)
Lease liabilities – long-term	$9,219,225	$6,413,937

On March 31, 2023, future minimum base lease payments due under non-cancelable operating and financing leases are as follows:

Twelve months ended March 31,	Amount
2024	$3,937,442
2025	3,783,418
2026	3,322,251
2027	2,336,213
2028	995,432
Thereafter	54,786
Total minimum non-cancelable operating lease payments	14,429,542
Less: discount to fair value	(2,204,020)
Total lease liability on March 31, 2023	$12,225,522

NOTE 14 – SUBSEQUENT EVENTS

Credit Facility – Related Parties

On April 14, 2023, the Company’s Board of Directors approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provide for interest at 12% per annum. The maturity date of the financing will be December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility will be made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors.

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

Risks and uncertainties

We maintain our cash in bank and financial institution deposits that at times may exceed federally insured limits. On March 31, 2023, cash in bank in excess of FDIC insured levels amounted to $0. On March 12, 2023, Signature Bank, our financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. At the time of closing, the Company had all of its cash at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC, the Company expected to have access to all of its deposits at Signature Bank. We did not lose access to our accounts or experience interruptions in banking services, and we suffered no losses with respect to our deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. We are currently looking at additional banking options to ensure that our exposure is limited or reduced to the FDIC protection limits.

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

The impact of the pandemic and actions taken in response to it had some effects on our results of operations. Effects of the pandemic have included increased fulfillment costs, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs. We expect to continue to be affected by possible procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, and increased fulfillment costs and cost of sales as a percentage of net sales and it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on our results of operations during 2023, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

Overview

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a holding company incorporated under the laws of the State of Nevada, on July 25, 2008. Its active wholly-owned operating subsidiaries, Cougar Express, Inc., Freight Connections, Inc., JFK Cartage, Inc. and Severance Trucking Co., Inc. (acquired in 2023, along with Severance Warehousing, Inc. and McGrath Trailer Leasing, Inc., and hereafter referred to as “Severance Trucking”, together provide a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. Such entities operate several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. Inactive subsidiaries include: TLSS Acquisition, Inc. (“TLSSA”), Shyp CX, Inc. (“Shyp CX”), Shyp FX, Inc. (“Shyp FX”), TLSS-FC, Inc. (“TLSS-FC”) and TLSS-STI, Inc. (“TLSS-STI”).

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns its own transportation equipment and employs its own drivers. As of March 31, 2023, through our active subsidiaries, we owned approximately 83 vehicles consisting of trucks, box trucks and vans, 86 trailers, and 21 forklifts, while employing approximately 65 drivers.

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

On February 3, 2023, our newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking Co., Inc., Severance Warehousing, Inc. and McGrath Trailer Leasing, Inc., which together, offer LTL trucking services throughout New England (collectively, “Severance Trucking”), with an effective date as of the close of business on January 31 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Sellers”). None of the Sellers are affiliated with the Company or its affiliates. Severance is a privately-owned full-service transportation carrier and logistics business that has been in operation for over 100 years specializing in LTL trucking that provides next day service to major cities in New England and New York, with cartage and interline agreements with respected carriers that ensure reliable deliveries anywhere in the United States and Canada. With annual revenues of over $13.0 million in 2022, Severance currently operates with over 120 power units and trailers and has two locations, comprised of approximately 18,000 square feet of warehouse and cross dock space, 9,000 square feet of office and 5,750 square feet of repair facilities located in Dracut, Massachusetts and approximately 16,000 square feet of warehouse space in North Haven, Connecticut. The total purchase price was $2,250,000 plus closing expenses of $10,747. TLSS-STI: (i) paid $687,808 in cash, and (ii) entered into a $1,572,939 secured promissory note with the Seller, with interest accruing at the rate of 12% per annum. The entire unpaid principal under the note, shall be due and payable in three (3) equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note is secured solely by the assets of Severance and a corporate guaranty from TLSS. The purchase price is subject to a post-closing adjustment, up or down, determined by the amount by which Severance working capital as of the close of business on January 31, 2023, exceeds or falls short of the target working capital, as of September 30, 2022, on which the purchase price was calculated.

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

Critical Accounting Policies and Significant Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the value of claims against the Company.

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

Inherent within the Company’s revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than five days, of the average shipment cycle. On March 31, 2023 and December 31, 2022, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

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

For the three months ended March 31, 2023 compared with the three months ended March 31, 2022

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2023 and 2022. The financial information below is derived from our unaudited consolidated financial statements included in this Quarterly Report.

	For the Three Months Ended March 31,
	2023	2022
Revenues	$5,594,896	$1,259,333
Cost of revenues	3,626,353	971,002
Gross profit	1,968,543	288,331
Operating expenses	3,475,486	2,089,184
Loss from operations	(1,506,943)	(1,800,853)
Other expenses, net	(138,973)	(236,378)
Net loss	(1,645,916)	(2,037,231)
Accrued dividends	(100,410)	(109,051)
Net loss attributable to common shareholders	$(1,746,326)	$(2,146,282)

Results of Operations

Revenues

During the three months ended March 31, 2023, our revenues were $5,594,896 as compared to $1,259,333 during the three months ended March 31, 2022, an increase of $4,335,563, or 344.3%. This increase was primarily a result of revenues generated from our acquired companies as follows:

●	During the three months ended March 31, 2023, Freight Connections, which was acquired in September 2022, generated revenues of $2,898,267.

●	During the three months ended March 31, 2023, Severance Trucking, which was acquired in January 2023, generated revenues of $1,820,946.

Beginning in January 2023, the operations of Cougar Express and JFK Cartage have been combined into Cougar Express. During the three months ended March 31, 2023, Cougar Express generated revenues of $875,683 as compared to $980,166 during the three months ended March 31, 2022, an increase of $104,483.

On June 21, 2022, we sold substantially all the assets of Shyp FX in an all-cash transaction. During the three months ended March 31, 2022, we generated revenues from our Shyp FX operation of $279,167. Subsequent to June 21, 2022, we no longer generate this revenue.

We continue to explore other strategic relationships and identify potential acquisition opportunities, while continuing to execute our business plan. In 2022, we completed the acquisition of JFK Cartage and Freight Connections and in 2023, we acquired Severance Trucking.

Cost of Revenues

During the three months ended March 31, 2023, our cost of revenues was $3,626,353 as compared to $971,002 during the three months ended March 31, 2022, an increase of $2,655,351, or 273.5%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. Subsequent to the acquisition of JFK Cartage on July 31, 2022, we began consolidating the operations of Cougar and JFK which has lowered our costs.

Gross Profit

During the three months ended March 31, 2023, we had a gross profit of $1,968,543, or 35.2% of revenues, as compared to gross profit of $288,331, or 22.9% of revenues, during the three months ended March 31, 2022, an increase of $1,680,212, or 582.7%. The increase in gross profit for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily resulted from the acquisitions of Freight Connections and Severance Trucking during the three months ended March 31, 2023, which generate aggregate gross profit of $1,599,984. In 2023, we expect our gross profit to increase as we continue to consolidate and streamline the operations of Cougar, Freight Connections and Severance Trucking, which we expect to lower costs.

Operating Expenses

During the three months ended March 31, 2023, total operating expenses amounted to $3,475,486 as compared to $2,089,184 during the three months ended March 31, 2022, an increase of $1,386,302, or 66.4%. During the three months ended March 31, 2023 and 2022, operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Compensation and related benefits	$1,115,484	$1,356,410
Legal and professional fees	557,083	349,494
Rent	1,038,083	101,337
General and administrative expenses	764,836	281,943
Total Operating Expenses	$3,475,486	$2,089,184

Compensation and related benefits

For the three months ended March 31, 2023, compensation and related benefits amounted to $1,115,484 as compared to $1,356,410 for the three months ended March 31, 2022, a decrease of $240,926, or 17.8%. During the three months ended March 31, 2023, the overall decrease in compensation and related benefits as compared to the three months ended March 31, 2022 was attributable to a decrease in stock-based compensation of $718,841, offset by an increase in compensation and related benefits in connection with the acquisition of Freight Connections, and Severance Trucking. During the three months ended March 31, 2023, Freight Connections and Severance Trucking incurred aggregate compensation and related benefits of $448,156.

Legal and professional fees

For the three months ended March 31, 2023, legal and professional fees were $557,083 as compared to $349,494 for the three months ended March 31, 2022, an increase of $207,589, or 59.4%. During the three months ended March 31, 2023, we had an increase in accounting fees of $160,537 attributable to an increase in audit and accounting fees incurred as a result of our recent acquisitions, and an increase in legal fees of $43,791.

Rent expense

For the three months ended March 31, 2023, rent expense was $1,038,083 as compared to $101,337 for the three months ended March 31, 2022, an increase of $936,746, or 924.4%. This increase was attributable to the acquisition of Freight Connections and Severance Trucking, which generated aggregate rent of $878,944. Additionally, we incurred rent expense in connection with the acquisition of JFK Cartage. The lease of Cougar Express, expired on December 31, 2021 and we occupied the facility on a month-to-month basis through September 30, 2022 at which time we vacated the premises and moved the Cougar Express operations into the JFK Cartage facility.

General and administrative expenses

General and administrative expenses include depreciation and amortization expenses, bad debt expense and other general and administrative expenses. For the three months ended March 31, 2023, general and administrative expenses were $764,836 as compared to $281,943 for the three months ended March 31, 2022, an increase of $482,893, or 171.30%. These increases were primarily attributable to the acquisition of Freight Connections and Severance Trucking, which incurred aggregate general and administrative expenses of $639,217 (including depreciation and amortization of $336,833 and bad debt recovery of $(23,273). These increases were offset by decreases in general and administrative expenses due to cost-cutting measures taken, the sale of Shyp FX, and a decrease in amortization of intangible assets.

Loss from operations

For the three months ended March 31, 2023, loss from operations amounted to $1,506,943 as compared to $1,800,853 for the three months ended March 31, 2022, a decrease of $293,910, or 16.3%.

Other (expenses) income

Total other income (expenses) includes interest income, interest expense, gain on sale of subsidiary, and settlement expense. For the three months ended March 31, 2023 and 2022, other (expenses) income consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Interest income	$992	$-
Interest expense	(139,245)	(7,867)
Loss on sale of subsidiary	(720)	-
Settlement expense	-	(228,511)
Total Other (Expenses), net	$(138,973)	$(236,378)

For the three months ended March 31, 2023 and 2022, interest income was $992 and $0, respectively, an increase of $992, or 100.0%.

For the three months ended March 31, 2023 and 2022, interest expense was $139,245 and $7,867, respectively, an increase of $131,378, or 1,670.0%. The increase in interest expense was attributable to an increase in average interest-bearing loans outstanding due to new notes payable incurred in connection with acquisitions. In July 2022, September 2022, and January 2023, in connection with the acquisitions of JFK Cartage, Freight Connections, and Severance Trucking, note payable balances increased by $6,814,545 related to secured promissory notes entered into with the former owners of JFK Cartage, Freight Connections, and Severance trucking, and we assumed notes payable aggregating $1,136,982 primarily consisting of equipment notes assumed. Accordingly, we expect interest expenses to increase in 2023.

During the three months ended March 31, 2022, we recorded settlement expense of $228,511 as compared to $0 for the three months ended March 31, 2023.

During the three months ended March 31, 2023, we recorded a loss from miscellaneous activity related to the sale of assets of our subsidiary, Shyp FX, of $720.

Net Loss

Due to factors discussed above, for the three months ended March 31, 2023 and 2022, net loss amounted to $1,645,916 and $2,037,231, respectively. For the three months ended March 31, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $100.410, amounted to $1,746,326, or $(0.00) per basic and diluted common share. For the three months ended March 31, 2022, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $109,051, amounted to $2,146,282, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2023 and December 31, 2022, we had a cash balance of $472,655 and $1,470,807, respectively. Our working capital deficit was $7,748,418 on March 31, 2023. We reported a net decrease in cash for the three months ended March 31, 2023 as compared to December 31, 2022 of $998,152 primarily as a result of the use of cash for acquisitions of $687,808, cash used to purchase property and equipment of $206,988, the repayment of notes payable of $58,273, and cash used in operations of $704,254, offset by net cash proceeds from notes payable of $196,700 used to purchase revenue equipment, cash acquired in acquisitions of $207,471, and net cash proceeds received from the collection of note receivable of $255,000.

We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of shares of common stock, the sale of Series E and Series G preferred stock, and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the future, management expects that we will need to curtail our operations and may not be able to meet our debt obligations.

Recent Financing Activities

Credit Facility

On April 14, 2023, our Board of Directors approved a credit facility (the “Credit Facility”) under which we would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provide for interest at 12% per annum. The maturity date of the financing will be December 31, 2023, provided, however, we may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility will be made on promissory notes. During April 2023, we received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors.

Cash Flows

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2023 amounted to $704,254. During the three months ended March 31, 2023, net cash used in operating activities was primarily attributable to net loss of $1,645,916, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $375,911, stock-based compensation of $117,292, and non-cash rent expense of $37,037, and changes in operating assets and liabilities such as an increase in accounts receivable of $465,638, an increase in prepaid expenses and other current assets of $56,586, a decrease in accrued compensation and related benefits of $34,699, an increase in accounts payable and accrued expenses of $817,424, and an increase in insurance payable of $221,658.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2023 amounted to $432,325, which consisted of cash used for acquisitions of $687,808 and cash used for the purchase of property and equipment of $206,988, offset by cash received from the collection of a note receivable of $255,000 and cash acquired in acquisitions of $207,471. We did not have any investing activities during the three months ended March 31, 2022.

Financing activities

For the three months ended March 31, 2023, net cash provided by financing activities totaled $138,427. During the three months ended March 31, 2023, we received proceeds from a note payable of $196,700 used to but revenue equipment, offset by the repayment of notes payable of $58,273.

For the three months ended March 31, 2022, net cash provided by financing activities totaled $805,433. During the three months ended March 31, 2022, we received proceeds from the sale of Series G preferred shares of $855,000, and cash proceeds of $245,714 from the exercise of warrants, offset by the repayment of notes payable of $295,281.

Risks and Uncertainties

Out unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $1,645,916 and $2,037,231 for the three months ended March 31, 2023 and 2022, respectively. The net cash used in operations was $704,254 and $809,884 for the three months ended March 31, 2023 and 2022, respectively. Additionally, we had an accumulated deficit and working capital deficit of $129,256,425 and $7,748,418, respectively, on March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Sebastian Giordano, our Chief Executive Officer (“CEO”) and James Giordano, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2023. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our management concluded that our internal control over financial reporting was not effective as of that date because of material weaknesses in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended March 31, 2023.

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

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. As of this writing, the parties are awaiting a ruling by the Court on the motion.

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

On February 15, 2023, Plaintiff filed a motion for leave to file a Third Amended Complaint in this action, seeking to assert claims against TLSS’s former CEO, John Mercadante, also on a “pierce the corporate veil” theory. On March 9, 2023, TLSS, Prime and Shypdirect opposed the motion for leave to add Mercadante, arguing that any claim against Mercadante would be both futile and time-barred. On March 31, 2023, the Court denied Plaintiff’s motion to add Mr. Mercadante as a party.

In January and February, 2023, numerous depositions were taken in the case, including those of Messrs. Giordano and Mercadante. Under the currently operative pre-trial order, entered October 4, 2022, all discovery in this case must be concluded by June 30, 2023. However, it appears likely that the discovery cutoff will be extended beyond June 20, 2023.

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

The limitations placed on a claimant’s ability to reach behind a corporate structure are intentional, as “[t]he purpose of the doctrine of piercing the corporate veil is to prevent an independent corporation from being used to defeat the ends of justice, to perpetrate fraud, to accomplish a crime, or otherwise to evade the law[.]” (citations omitted). Hence, to invoke that form of relief, “the party seeking an exception to the fundamental principle that a corporation is a separate entity from its principal bears the burden of proving that the court should disregard the corporate entity.”.

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

Elaine Pryor v. Rocio Perez, et al.

The Company’s Freight Connections, Inc. subsidiary (“FCI”) was one of three (3) named defendants in an action captioned Elaine Pryor v. Rocio Perez, North Trucking & Logistics, LLC and Freight Connections, Inc. The case is pending in Superior Court of New Jersey, Essex County, Docket No. ESX-L-5147-18.

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

The conduct alleged in the Pryor complaint occurred prior to the Company’s September 16, 2022, acquisition of FCI. The selling stockholder of FCI has advised the Company that the truck in question was not owned by FCI at the time of the accident and hence that FCI is not a proper party defendant in this action.

On May 8, 2023, the Court in the Elaine Pryor action the entered an order, on the consent of counsel for all parties, directing that the name of defendant FCI be changed to Freight Connections LLC and that this change be reflected in the caption of the case (the “May 8, 2023 Order”). Freight Connections LLC is not a corporate affiliate of FCI but is rather an independent trucking company that is wholly-owned by the individual who sold the stock of FCI to TLSS-FC effective September 16, 2022. (See Note 1 above.)

Owing to the May 8, 2023 Order, the Company does not believe that it can be adjudged liable for any verdict or settlement in the Elaine Pryor action.

Other than discussed above, as of March 31, 2023, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2023, our Board of Directors granted the chief operating officer 21,634,615 shares of our common stock which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 5,408,653 shares vesting on March 31, 2023, and 5,408,654 common shares vesting each quarter through December 31, 2023.

The above securities were issued in reliance upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:
10.1	Stock Purchase and Sale Agreement, dated as of January 4, 2023, by and among TLSS Acquisition, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation (collectively, the “Companies”); The Shareholders of the Companies; Kathryn Boyd, as the Shareholders’ Representative; and R|A Feingold Law & Consulting, P.A., as Closing Agent and Escrow Agent (incorporated by reference to Exhibit 10. to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2023).
10.2	First Amendment to Stock Purchase and Sale Agreement, dated as of February 1, 2023, among TLSS-STI, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation (collectively, the “Companies”); Kathryn Boyd; Clyde J. Severance; Robert H. Severance, Jr.; Kathryn Boyd, as the Shareholders’ Representative; and R|A Feingold Law & Consulting, P.A., as Closing Agent and Escrow Agent. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2023).
10.3	Secured Promissory Note, dated February 1, 2023, made by TLSS-STI, Inc., a Delaware corporation, Severance Trucking Co., Inc. a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation and McGrath Trailer Leasing, Inc., a Maine corporation, in favor of Kathryn Boyd, Clyde J. Severance, and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 6, 2023).
10.4	Security Agreement, dated as of February 1, 2023, among TLSS-STI, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation, and Kathryn Boyd, Clyde J. Severance and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 6, 2023).
10.5	Absolute, Unconditional and Continuing Guaranty, dated as of February 1, 2023, executed by Transportation and Logistics Systems, Inc., a Nevada corporation, in favor of Kathryn Boyd, Clyde J. Severance, and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 6, 2023).
10.6	Consulting Agreement, dated as of February 1, 2023, between Severance Trucking Co., Inc., a Massachusetts corporation, a wholly owned subsidiary of TLSS-STI, Inc., a Delaware corporation, a wholly owned subsidiary of Transportation and Logistics Systems, Inc., a Nevada corporation, and Clyde J. Severance. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2023).
10.7	Form of Promissory Notes (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*#	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
32.2*#	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: May 15, 2023	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Executive Officer (Principal Executive Officer) and Director

Dated: May 15, 2023	By:	/s/ James Giordano
James Giordano
Chief Financial Officer (Principal Financial Officer)

