Form 10-Q
period 2023-06-30
Transportation & Logistics Systems, Inc.
filed 2023-08-11
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2023
Common Stock, $0.001	4,263,733,399

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$743,898	$1,470,807
Accounts receivable, net	2,120,970	2,059,326
Prepaid expenses and other current assets	548,486	613,035

Total Current Assets	3,413,354	4,143,168

OTHER ASSETS:
Security deposits	454,844	377,107
Property and equipment, net	2,862,296	1,607,212
Right of use assets, net	11,400,490	8,457,083
Goodwill	2,105,879	2,105,879
Intangible assets, net	4,473,061	4,601,677

Total Other Assets	21,296,570	17,148,958

TOTAL ASSETS	$24,709,924	$21,292,126

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable, current portion	$1,514,166	$408,407
Notes payable - related parties, current portion	5,144,671	4,544,671
Accounts payable (including accounts payable - related party of $279,792 and $115,117 on June 30, 2023 and December 31, 2022, respectively)	1,407,324	472,701
Accrued expenses	1,183,183	837,170
Insurance payable	438,080	137,477
Lease liabilities, current portion	3,132,142	2,081,099
Accrued compensation and related benefits	148,900	65,103

Total Current Liabilities	12,968,466	8,546,628

LONG-TERM LIABILITIES:
Notes payable, net of current portion	1,499,607	831,499
Lease liabilities, net of current portion	8,413,008	6,413,937

Total Long-term Liabilities	9,912,615	7,245,436

Total Liabilities	22,881,081	15,792,064

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at June 30, 2023 and December 31, 2022 (Liquidation value $0)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at June 30, 2023 and December 31, 2022 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at June 30, 2023 and December 31, 2022 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 546,000 and 575,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively ($10.00 per share liquidation value)	546	575
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at June 30, 2023 and December 31, 2022 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 3,896,181,274 and 3,636,691,682 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,896,181	3,636,692
Additional paid-in capital	129,977,255	129,372,841
Accumulated deficit	(132,045,192)	(127,510,099)

Total Shareholders’ Equity	1,828,843	5,500,062

Total Liabilities and Shareholders’ Equity	$24,709,924	$21,292,126

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUES	$5,061,871	$1,404,560	$10,656,767	$2,663,893

COST OF REVENUES:
Third parties	3,288,605	1,013,550	6,144,251	1,984,552
Related parties	470,669	-	1,241,376	-

Total Cost of Revenues	3,759,274	1,013,550	7,385,627	1,984,552

GROSS PROFIT	1,302,597	391,010	3,271,140	679,341

OPERATING EXPENSES:
Compensation and related benefits	1,462,105	693,343	2,577,589	2,049,753
Legal and professional fees	422,281	339,003	979,364	688,497
Rent	1,137,616	110,957	2,175,699	212,294
General and administrative expenses	536,059	252,167	1,300,895	534,110

Total Operating Expenses	3,558,061	1,395,470	7,033,547	3,484,654

LOSS FROM OPERATIONS	(2,255,464)	(1,004,460)	(3,762,407)	(2,805,313)

OTHER INCOME (EXPENSES):
Interest income	-	-	992	-
Interest expense	(83,947)	(1,895)	(146,816)	(9,762)
Interest expense - related parties	(129,972)	-	(206,348)	-
(Loss) gain on sale of subsidiary’s assets	-	296,689	(720)	296,689
Settlement income (expense)	(9,408)	700	(9,408)	(227,811)

Total Other Income (Expenses)	(223,327)	295,494	(362,300)	59,116

LOSS BEFORE INCOME TAXES	(2,478,791)	(708,966)	(4,124,707)	(2,746,197)

Provision for income taxes	-	-	-	-

NET LOSS	(2,478,791)	(708,966)	(4,124,707)	(2,746,197)

Deemed and accrued dividends	(309,976)	(106,834)	(410,386)	(215,885)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,788,767)	$(815,800)	$(4,535,093)	$(2,962,082)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,716,404,651	3,316,885,235	3,701,199,946	3,179,603,803

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	-	$-	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,372,841	$(127,510,099)	$5,500,062

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(29,000)	(29)	-	-	43,684,680	43,685	(23,600)	-	20,056

Common stock issued for services and future services	-	-	-	-	-	-	-	-	21,634,615	21,634	(21,634)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	117,292	-	117,292

Accrued dividends	-	-	-	-	-	-	-	-	-	-	-	(100,410)	(100,410)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,645,916)	(1,645,916)

Balance, March 31, 2023	-	-	21,418	21	546,000	546	32,374	32	3,702,010,977	3,702,011	129,444,899	(129,256,425)	3,891,084

Common stock issued for services and future services	-	-	-	-	-	-	-	-	12,535,439	12,535	(12,535)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	145,172	-	145,172

Common stock issued for warrant exercises	-	-	-	-	-	-	-	-	181,634,858	181,635	181,635	-	363,270

Deemed and accrued dividends	-	-	-	-	-	-	-	-	-	-	218,084	(309,976)	(91,892)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,478,791)	(2,478,791)

Balance, June 30, 2023	-	$-	21,418	$21	546,000	$546	32,374	$32	3,896,181,274	$3,896,181	$129,977,255	$(132,045,192)	$1,828,843

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	700,000	$700	51,605	$52	615,000	$615	-	$-	2,926,528,666	$2,926,529	$124,604,718	$(119,016,487)	$8,516,127

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	24,571,429	24,571	221,143	-	245,714

Common stock issued for services and future services	-	-	-	-	-	-	-	-	161,671,888	161,672	88,328	-	250,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	586,133	-	586,133

Sales of Series G preferred share units	-	-	-	-	95,000	95	-	-	-	-	854,905	-	855,000

Common stock issued for conversion of Series E preferred shares	-	-	(19,947)	(20)	-	-	-	-	75,000,000	75,000	(74,980)	-	-

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(109,051)	(109,051)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,037,231)	(2,037,231)

Balance, March 31, 2022	700,000	700	31,658	32	710,000	710	-	-	3,187,771,983	3,187,772	126,280,247	(121,162,769)	8,306,692

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	40,086,207	40,086	(40,086)	-	-

Common stock issued for services and future services	-	-	-	-	-	-	-	-	969,149	969	9,031	-	10,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	204,034	-	204,034

Common stock issued for conversion of Series E preferred shares	-	-	(10,420)	(11)	-	-	-	-	38,500,868	38,501	(62,490)	-	(24,000)

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(92,500)	(92)	-	-	129,272,885	129,273	(108,047)	-	21,134

Cancellation of Series B preferred in connection with settlement	(700,000)	(700)	-	-	-	-	-	-	-	-	-	-	(700)

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(106,834)	(106,834)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(708,966)	(708,966)

Balance, June 30, 2022	-	$-	21,238	$21	617,500	$618	-	$-	3,396,601,092	$3,396,601	$126,282,689	$(121,978,569)	$7,701,360

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,124,707)	$(2,746,197)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	775,500	377,500
Stock-based compensation	262,464	1,040,167
Stock-based professional fees	-	8,333
Gain from sale of subsidiary’s assets	-	(296,689)
Non-cash portion of gain on settlement	-	(700)
Lease costs	106,707	-
Bad debt recovery	(22,776)	-
Change in operating assets and liabilities:
Accounts receivable	798,018	8,094
Prepaid expenses and other current assets	(157,391)	(156,126)
Security deposits	(70,737)	(6,245)
Accounts payable and accrued expenses	869,779	(50,014)
Insurance payable	300,603	42,424
Accrued compensation and related benefits	(68,834)	(39,151)

NET CASH USED IN OPERATING ACTIVITIES	(1,331,374)	(1,818,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(311,396)	-
Proceeds from repayment of note receivable	255,000	-
Cash proceeds from sale of subsidiary’s assets	-	748,500
Cash acquired in acquisitions	207,471	-
Cash used for acquisitions	(687,808)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(536,733)	748,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of liquidated damages on Series E preferred shares	-	(24,000)
Net proceeds from sale of series G preferred share units	-	855,000
Proceeds from exercise of warrants	363,270	245,714
Proceeds from notes payable - related parties	600,000	-
Proceeds from notes payable	300,609	-
Repayment of notes payable	(122,681)	(295,596)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,141,198	781,118

NET DECREASE IN CASH	(726,909)	(288,986)

CASH, beginning of period	1,470,807	6,067,692

CASH, end of period	$743,898	$5,778,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$126,811	$9,762
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series E preferred stock to common stock	$-	$31
Conversion of Series G preferred stock and accrued dividends to common stock	$20,056	$21,226
Accrual of preferrerd stock dividends	$410,386	$215,885
Issuance of common stock for future services	$-	$5,000
Increase in right of use assets and lease liabilities	$3,958,260	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$836,886	$-
Prepaid expenses	18,454	-
Property and equipment	1,186,198	-
Right of use assets	457,239	-
Security deposits	7,000	-
Intangible assets	404,374	-
Total assets acquired	2,910,151	-
Less: liabilities assumed:
Accounts payable	211,303	-
Accrued expenses	12,702	-
Accrued compensation and related benefits	152,631	-
Notes payable	1,595,939	-
Lease liabilities	457,239	-
Total liabilities assumed	2,429,814	-
Net assets acquired	$480,337	$-

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a holding company incorporated under the laws of the State of Nevada, on July 25, 2008. Its active wholly-owned operating subsidiaries, Cougar Express, Inc., Freight Connections, Inc., JFK Cartage, Inc., and Severance Trucking Co., Inc. (acquired in 2023), along with Severance Warehousing, Inc. and McGrath Trailer Leasing, Inc., and hereafter referred to as “Severance Trucking”, together provide a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. Such entities operate several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. Inactive subsidiaries include: TLSS Acquisition, Inc. (“TLSSA”), Shyp CX, Inc. (“Shyp CX”), Shyp FX, Inc. (“Shyp FX”), TLSS-FC, Inc. (“TLSS-FC”) and TLSS-STI, Inc. (“TLSS-STI”), TLSS Operations Holding Company, Inc. (“TLSS Operations Holding”), and TLSS-CE, Inc. (“TLSS-CE”).

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

On August 19, 2021, the Company’s former subsidiaries, Prime EFS and Shypdirect, executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all of the Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. (See Note 11).

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
JUNE 30, 2023
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

On May 31, 2023, the Company formed TLSS Operations Holding and TLSS-CE, companies organized under the laws of Delaware.

Unless the context otherwise requires, TLSS and its wholly-owned subsidiaries, TLSSA, TLSS-FC, Cougar Express, Shyp FX, Shyp CX, JFK Cartage, Freight Connections, TLSS-STI, Severance Trucking, TLSS Operations Holding and TLSS-CE are hereafter referred to as the “Company”. References herein to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

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

The consolidated financial statements of the Company include the accounts of TLSS and its wholly owned subsidiaries, TLSSA, TLSS-FC, Cougar Express, Shyp FX, Shyp CX, TLSS-STI, TLSS Operations Holding, TLSS-CE, JFK Cartage since its acquisition on July 31, 2022, Freight Connection since its acquisition on September 16, 2022, and Severance Trucking since its acquisition on January 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $4,124,707 and $2,746,197 for the six months ended June 30, 2023 and 2022, respectively. The net cash used in operations was $1,331,374 and $1,818,604 for the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $132,045,192 and $9,555,112, respectively, on June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On June 30, 2023, the Company had no cash in bank in excess of FDIC insured levels. On March 12, 2023, Signature Bank, the Company’s financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. At the time of closing, the Company had all of its cash at Signature Bank. The Company did not lose access to its accounts or experience interruptions in banking services, and it suffered no losses with respect to its deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. On March 19, 2023 Signature Bridge Bank N.A. was acquired by New York Community Bancorp Inc., which is the parent of Flagship Bank, N.A. The Company continually reviews its banking options to ensure that its exposure is limited or reduced to the FDIC protection limits.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed in a business combination, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the value of claims against the Company.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2023. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of June 30, 2023 and December 31, 2022, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On June 30, 2023, the Company did not have any cash equivalents.

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
JUNE 30, 2023
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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the six months ended June 30, 2023 and 2022, the Company believes that it operates in one operating segment related to its full suite of logistics and transportation services, specializing in last mile deliveries, two-person home and commercial deliveries, mid-mile, and long-haul services.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Inherent within the Company’s revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, the Company records revenue based on the percentage of service completed as of the period end and recognizes delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than five days, of the average shipment cycle. On June 30, 2023 and 2022, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

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

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the six months ended June 30, 2023 and 2022 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	June 30, 2023	June 30, 2022
Stock warrants	1,076,373,251	1,258,008,109
Stock options	80,000	80,000
Series E convertible preferred stock	95,238,667	28,571,600
Series G convertible preferred stock	2,730,000,000	617,500,000
Series H convertible preferred stock	323,740,000	-
	4,225,431,918	1,904,159,709

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform to the current period presentation. Such reclassifications had no impact on the Company’ previously reported consolidated financial position or results of operations. Specifically, on the consolidated balance sheets, a note payable was reclassified from notes payable to the notes payable – related parties, and on the consolidated statements of operations, certain interest expense was reclassified from interest expense to interest expense – related parties.

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

The total purchase price was $2,250,000 plus closing expenses of $10,747. TLSS-STI: (i) paid $687,808 in cash, and (ii) entered into a $1,572,939 secured promissory note with the Seller, with interest accruing at the rate of 12% per annum. The entire unpaid principal under the note, shall be due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. As of the date of this report, the first payment due on August 1, 2023 has not been paid. The Severance Trucking Sellers have not declared a default and the Company is in discussion with the noteholder to renegotiate the terms of the promissory note. The promissory note is secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. The purchase price is subject to a post-closing adjustment, up or down, determined by the amount by which Severance Trucking working capital as of the close of business on January 31, 2023, exceeds or falls short of the target working capital, as of September 30, 2022, on which the purchase price was calculated, which has not been calculated as of the date of this report.

One of the Sellers also entered into a consulting agreement, including non-competition and non-solicitation provisions, to continue with Severance Trucking after the acquisition for a period of no less than three (3) months and no more than one (1) year.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

2022

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000, subject to certain adjustments. The Company: (i) paid $405,712 in cash at closing; and (ii) JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller, $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. As of the date of this report, the first payment due on July 31, 2023 has not been paid. The JFK Cartage Seller has not declared a default and the Company is in discussion with the noteholder to renegotiate the terms of the promissory note. Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that existed on the books of JFK Cartage, which was paid in August 2022; and (iv) agreed to pay certain accrued liabilities and other notes payable that exists on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,102,647, which includes cash of $405,712 plus the $696,935 promissory note that is in the name of JFK Cartage. The purchase consideration amount did not include the SBA loan of $503,065, and accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Pursuant to the Amended SPA, the purchase price shall be adjusted up or down by comparing Freight Connection’s target working capital as of March 31, 2022, as defined in the Stock Purchase and Sale Agreement, dated as of May 23, 2022, and the closing working capital, as well as the actual trailing twelve-month EBITDA from the Closing Date. The Company and the Freight Connections Seller are in the process of finalizing the post-closing adjustments and the Company expects that there will be a reduction in the purchase price based on this calculation.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of JFK Cartage, Freight Connections and Severance Trucking had occurred as of the beginning of the following periods:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Net Revenues	$11,418,827	$15,566,202
Net Loss	$(4,450,014)	$(2,404,863)
Net Loss Attributable to Common Shareholders	$(4,860,400)	$(2,620,748)
Net Loss per Share	$(0.00)	$(0.00)

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Disposition

Sale of Shyp FX assets

On June 21, 2022, the Company sold substantially all of the assets of Shyp FX in an all-cash transaction. The purchaser was Farhoud Logistics Inc., a New Jersey corporation, an unrelated party. Under the terms of the sale, The Company sold the assets of Shyp FX consisting of transportation equipment and other equipment and the business of Shyp FX for $825,000. The Company received net proceeds of $748,500 which is net of a broker commission of $75,000 and other expenses of $4,214. $25,000 was being held in escrow, pending bulk sale tax clearance from the State of New Jersey and to cover the estimated cost of a vehicle repair. The Company received the escrowed funds during the fourth quarter of 2022. In connection with the sale of these assets, for the six months ended June 30, 2022, the Company recorded a gain on the sale of $296,689. A loss on the sale of $720 was recorded during the six months ended June 30, 2023.

NOTE 4 – ACCOUNTS RECEIVABLE AND NOTE RECEIVABLE

Accounts receivable

On June 30, 2023 and December 31, 2022, accounts receivable, net consisted of the following:

	June 30, 2023	December 31, 2022
Accounts receivable	$2,744,475	$2,523,778
Allowance for doubtful accounts	(623,505)	(464,452)
Accounts receivable, net	$2,120,970	$2,059,326

During the six months ended June 30, 2023 and 2022, the Company recorded bad debt expense (recovery) of $(22,776) and $0, respectively, which is included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

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

NOTE 5 - PROPERTY AND EQUIPMENT

On June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Life	June 30, 2023	December 31, 2022
Revenue equipment	3 - 20 years	$2,635,170	$1,316,518
Machinery and equipment	1 - 10 years	568,136	440,863
Office equipment and furniture	1 - 3 years	116,460	106,172
Leasehold improvements	1 - 3 years	63,710	22,329
Subtotal		3,383,476	1,885,882
Less: accumulated depreciation		(521,180)	(278,670)
Property and equipment, net		$2,862,296	$1,607,212

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company sold delivery trucks and equipment with a net book value of $257,306 (See Note 3).

For the six months ended June 30, 2023 and 2022, depreciation expense amounted to $242,510 and $90,475, respectively, and is included in general and administrative expenses.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

As a result of the acquisition of Severance Trucking, during the six months ended June 30, 2023, there was a $404,374 increase in the gross intangible assets made up of $404,374 of finite lived intangible assets (See Note 3). The increase in gross finite lived intangible assets is associated with customer relationships that have finite lives.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

On June 30, 2023, intangible assets subject to amortization consisted of the following:

	2023
	Amortization period (years)	Gross Amount		Accumulated Amortization		Net finite intangible assets
Customer relationships	3-5		$3,768,818		$566,401		$3,202,417
Covenants not to compete	3-5		1,503,487		238,051		1,265,436
Other intangible assets	1		25,000		19,792		5,208
		$5,297,305		$824,244		$4,473,061

On December 31, 2022, intangible assets subject to amortization consisted of the following:

	2022
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	3-5	$3,364,444	$196,259	$3,168,185
Covenants not to compete	3-5	1,503,487	87,703	1,415,784
Other intangible assets	1	25,000	7,292	17,708
		$4,892,931	$291,254	$4,601,677

On June 30, 2023 and December 31, 2022, goodwill consisted of the following:

	Useful life	June 30, 2023	December 31, 2022
Goodwill (1)	-	$2,105,879	$2,105,879
		$2,105,879	$2,105,879

(1)	$502,642 of goodwill is related to a subsidiary that has negative equity as of June 30, 2023 and December 31, 2022.

For the six months ended June 30, 2023 and 2022, amortization of intangible assets amounted to $532,990 and $287,025, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amount
2024	$1,059,670
2025	1,054,461
2026	1,054,461
2027	1,054,461
2028	250,008
Total	$4,473,061

NOTE 7 – NOTES PAYABLE

Promissory notes

On July 31, 2022, in connection with the acquisition of JFK Cartage, JFK Cartage issued a promissory note in the amount of $696,935. Principal amount of $98,448 is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022. This amount was paid prior to December 31, 2022. The remaining balance of $598,487 is payable in three annual installments of $199,496, with interest at 5% per annum, payable on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On June 30, 2023 and December 31, 2022, the principal amount related to this note was $598,487. As of the date of this report, the first payment due on July 31, 2023 has not been paid. The JFK Cartage Seller has not declared a default and the Company is in discussion with the noteholder to renegotiate the terms of the promissory note.

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed an SBA loan that existed on the books of JFK Cartage in the amount of $500,000 and the related accrued interest. The Company repaid this SBA loan and all accrued interest in August 2022.

On January 31, 2023, in connection with the acquisition of Severance Trucking, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Trucking Sellers. The secured promissory accrues interest at the rate of 12% per annum. The entire unpaid principal under the note, shall be due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note is secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. On June 30, 2023, the principal amount related to this note was $1,572,939. As of the date of this report, the first payment due on August 1, 2023 has not been paid. The Severance Trucking Sellers have not declared a default and the Company is in discussion with the noteholder to renegotiate the terms of the promissory note.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed a merchant loan with Paypal in the amount of $15,612. This merchant was repaid and on December 31, 2022, the merchant loan amount due to Paypal was $0.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Equipment and auto notes payable

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On June 30, 2023 and December 31, 2022, equipment notes payable to these entities amounted to $4,973 and $9,605, respectively.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. On June 30, 2023 and December 31, 2022, the equipment note payable to this entity amounted to $38,748 and $42,424, respectively.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed several equipment notes payable due to entities amounting to $583,274. On June 30, 2023 and December 31, 2022, equipment notes payable to these entities amounted to $446,097 and $533,669, respectively.

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On June 30, 2023 and December 31, 2022, the equipment note payable to this entity amounted to $49,470 and $55,720, respectively.

On January 17, 2023, Cougar Express entered into a promissory note for the purchase of two trucks in the amount of $196,700. The note is due in sixty monthly installments of $4,059 which began in August 2022. The note was secured by the trucks. On June 30, 2023, the equipment note payable to this entity amounted to $183,382.

In connection with the acquisition of Severance Trucking, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On June 30, 2023, equipment note payable to this entity amounted to $20,106.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On June 30, 2023, the equipment note payable to this entity amounted to $47,960.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On June 30, 2023, the equipment note payable to this entity amounted to $51,612.

On June 30, 2023 and December 31, 2022, notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Principal amounts	$3,013,773	$1,239,906
Less: current portion of notes payable	(1,514,166)	(408,407)
Notes payable – long-term	$1,499,607	$831,499

As of June 30, 2023, future maturities of notes payable is as follows:

Year ending June 30:	Amount
2024	$1,514,166
2025	976,860
2026	394,875
2027	100,268
2028	27,604
$3,013,773

NOTE 8– NOTES PAYABLE – RELATED PARTIES

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who is considered a related party. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. On June 30, 2023 and December 31, 2022, the principal amount related to this note was $4,544,671.

On April 14, 2023, the Company’s Board of Directors approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provide for interest at 12% per annum. The maturity date of the financing will be December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility will be made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors. On June 30, 2023, the aggregate principal amount related to these notes was $600,000.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

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

Series B preferred shares

In August 2019, the Company designated Series B Preferred Shares consisting of 1,700,000 shares with a par value of $0.001 and a stated value of $0.001. The Series B preferred shares have no voting rights and are not redeemable. Each share of Series B Preferred stock is convertible into one share of common stock at the option of the holder subject to beneficial ownership limitation. In April 2022, the Company and Bellridge entered into a settlement agreement pursuant to which 700,000 shares of Series B preferred shares were cancelled and the Company recorded settlement income of $700. On June 30, 2023 and December 31, 2022, there were no Series B preferred stock issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, no shares of Series D Preferred were outstanding.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series E shall be convertible into that number of shares of Common Stock calculated by dividing the Stated Value of each share of Series E being converted by the Conversion Price. The initial Conversion Price was $0.01 which shall be subject to adjustment as provided below. In addition, the Company shall issue the Holder converting all or any portion of Series E an additional sum (the “Make Good Amount”) equal to $210 for each $1,000 of Stated Value of the Series E converted pro-rated for amounts more or less than $1,000, increasing to $310 for each $1,000 of Stated Value during the Triggering Event Period (the “Extra Amount”). Subject to the Beneficial Ownership Limitation, the Make Good Amount shall be paid in Shares of Common Stock, as follows: The number of shares of Common Stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 80% times the average VWAP for the five Trading Days prior to the date a Holder delivered a notice of conversion to the Company (the “Conversion Date”). During the Triggering Event Period, the number of shares of Common Stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 70% times the average VWAP for the five Trading Days prior to the Conversion Date.

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

On June 22, 2023, the Company offered holders of certain Series E and Series G warrants to purchase an aggregate of 977,912,576 shares of the Company’s common stock at $0.01 per share issued in connection with the Company’s Series E and Series G preferred shares offering (the “Eligible Warrants”) the opportunity to exercise the Eligible Warrants at $0.002 per share (the “Offer”). The Offer was contingent upon the Offer being exercised with regard to Eligible Warrants aggregating minimum proceeds to the Company of $500,000 prior to July 11, 2023.

The Company agreed with the holder of the Company’s remaining outstanding Series E Convertible Preferred Stock (“Series E Stock”) that, contingent on the Offer being exercised with regard to Eligible Warrants aggregating the minimum proceeds, the Company would reduce the conversion price of the Series E Stock and exercise price of Series E warrants to $0.003 per share. As a result of the Company’s receipt of the minimum proceeds, the conversion price for all 21,418 remaining outstanding Series E Stock and the exercise price of the Series E warrants shall henceforth be $0.003 per share. (See Warrants discussion below)

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of June 30, 2023 and December 31, 2022, the Company has accrued dividends of $169,593 and $161,092, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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
JUNE 30, 2023
(Unaudited)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

On June 22, 2023, the Company offered holders of certain Series E and Series G warrants to purchase an aggregate of 977,912,576 shares of the Company’s common stock at $0.01 per shares issued in connection with the Company’s Series E and Series G preferred shares offering (the “Eligible Warrants”) the opportunity to exercise the Eligible Warrants at $0.002 per share (the “Offer”). The Offer was contingent upon the Offer being exercised with regard to Eligible Warrants aggregating minimum proceeds to the Company of $500,000 prior to July 11, 2023.

Through June 30, 2023, the Company received proceeds of $363,270 for the exercise of warrants to purchase 181,634,858. The proceeds are being used by the Company to meet general capital requirements. (See Warrants discussion below)

Under the terms of the Eligible Warrants, if, other than upon conversion of existing convertible preferred stock, the Company issues shares of common stock, or securities exercisable to purchase or convertible into, shares of common stock, for a purchase price that is less than the exercise price of Eligible Warrants in effect at such time, then the exercise price of all Eligible Warrants will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share, the exercise price for all remaining Eligible Warrants shall henceforth be $0.002 per share.

Under the terms of the Company’s Series G, if the Company issues or sells (or is deemed to have issued or sold) additional shares of common stock for a price-per-share that is less than the price equal to the conversion price of the Series G held by the holders of the Series G immediately prior to such issuance, then the conversion price of the Series G will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share, the conversion price for all 546,000 remaining outstanding Series G shall henceforth be $0.002 per share.

From and after the Original Issuance Date, cumulative dividends on each share of Series G shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of June 30, 2023 and December 31, 2022, the Company has accrued dividends of $536,360 and $385,009, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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
JUNE 30, 2023
(Unaudited)

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

In connection with issuance of the Series G, during the three months ended March 31, 2022, the Company paid the placement agent cash of $95,000 and issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share. The cash fee of $95,000 was charged against the proceeds of the `offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

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
JUNE 30, 2023
(Unaudited)

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

During the three months ended June 30, 2023, the Company issued 181,634,858 shares of its common stock and received proceeds of $363,270 from the exercise of 181,634,858 warrants at $0.002 per share.

Shares issued for compensation

On March 11, 2022, pursuant to an employment agreement with the Company’s chief executive officer dated January 4, 2022, the Company’s Board of Directors granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year through January 3, 2025. In connection with these shares, the Company valued these common shares at a fair value of $1,343,391 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to three independent members of the Company’s board of directors for an aggregate of 5,454,546 common shares of the Company which were valued at $60,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 1,363,636.50 shares vesting on March 31, 2022, and 1,363,636.50 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $60,000 and recorded stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to the Company’s chief financial officer for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $125,000 and recorded stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

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

On January 23, 2023, the Company agreed to grant restricted stock awards to three independent members of the Company’s board of directors for an aggregate of 5,454,546 common shares of the Company which were valued at $28,909, or $0.0053 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vest in equal quarterly installments with the first installment of 1,363,636.50 shares vesting on March 31, 2023, and 1,363,636.50 common shares vesting each quarter through December 31, 2023. In connection with these shares, the Company valued these common shares at a fair value of $28,909 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

During the three months ended June 30, 2023, the Company’s Board of Directors granted certain employees an aggregate of 7,080,893 shares of its common stock which were valued at $35,000, or $0.0049 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments from the gate of grant. In connection with these shares, the Company valued these common shares at a fair value of $35,000 and will record stock-based compensation expense over the one-year vesting period.

During the six months ended June 30, 2023 and 2022, aggregate accretion of stock-based compensation expense on the above granted shares amounted to $262,464 and $790,167, respectively. Total unrecognized compensation expense related to these vested and unvested common shares on June 30, 2023 amounted to $284,130 which will be amortized over the remaining vesting period of approximately two years.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

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

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	91,594,824	$0.011
Granted	34,170,054	0.004
Shares vested	(47,616,636)	(0.009)
Non-vested, June 30, 2023	78,148,242	$0.009

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

Warrants issued and exercised in connection with Series G preferred shares

In connection with the sale of Series G preferred shares, during the three months ended March 31, 2022, the Company issued warrants to purchase 95,000,000 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

On June 22, 2023, the Company offered holders of certain warrants to purchase 977,912,576 shares of the Company’s common stock at $0.01 per shares issued in connection with the Company’s Series G preferred shares offering (the “Eligible Warrants”) the opportunity to exercise the Eligible Warrants at $0.002 per share (the “Offer”). The Offer was contingent upon the Offer being exercised with regard to Eligible Warrants aggregating minimum proceeds to the Company of $500,000 prior to July 11, 2023.

Under the terms of the Eligible Warrants, if, other than upon conversion of existing convertible preferred stock, the Company issues shares of common stock, or securities exercisable to purchase or convertible into, shares of common stock, for a purchase price that is less than the exercise price of Eligible Warrants in effect at such time, then the exercise price of all Eligible Warrants will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share on June 29, 2023, the exercise price for all remaining Eligible Warrants shall henceforth be $0.002 per share.

On June 29, 2023, the Company calculated the fair value of the Eligible Warrants prior to the ratchet provision and the fair value of the Eligible warrants after the ratchet provision using a Binomial pricing model. Based on this calculation, the incremental value received by the warrant holders was calculated and amounted to $255,986. This incremental value was allocated as follows: $37,902 was allocated to additional paid-in capital as offering cost associated with the exercise of warrants prior to June 30, 2023, $14,606 was reflected as a deferred offering cost related to Eligible Warrants exercised in July 2023 pursuant to the offer, which was included in prepaid expenses and other current assets on the accompanying consolidated balance sheet, and the Company recorded a deemed dividend of $203,478 related to Eligible Warrants that were not exercised pursuant to the offer.

During the three months ended June 30, 2023, the Company issued 181,634,858 shares of its common stock and received proceeds of $363,270 from the exercise of 181,634,858 warrants at $0.002 per share. The proceeds are being used by the Company to meet general capital requirements.

Warrant activities for the six months ended June 30, 2023 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	1,258,008,109	$0.014	3.80	$0
Exercised	(181,634,858)	(0.002)	-	-
Balance Outstanding June 30, 2023	1,076,373,251	$0.008	3.33	$0
Exercisable, June 30, 2023	1,076,373,251	$0.008	3.33	$0

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Stock options

Stock option activities for the six months ended June 30, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	80,000	$8.85	1.33	$-
Granted/Cancelled	-	-	-	-
Balance Outstanding June 30, 2023	80,000	$8.85	0.83	$-
Exercisable, June 30, 2023	80,000	$8.85	0.83	$-

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

On September 7, 2021, the ABC’s were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Bergen County Surrogate Court, initiating a judicial proceeding. The Assignee has been charged with liquidating the assets for the benefit of the Prime EFS and Shypdirect creditors pursuant to the provisions of the ABC Statute. The Company’s results of operations for the year ended December 31, 2021 include the results of Prime EFS and Shypdirect prior to the September 7, 2021 filing of the executed Deeds of Assignment for the Benefit of Creditors with the State of New Jersey. As a result of Prime EFS and Shypdirect’s filing of the executed Deeds of Assignment for the Benefit of Creditors on September 7, 2021, the Assignee assumed all authority to manage Prime EFS or Shypdirect. Additionally, Prime EFS and Shypdirect no longer conduct any business and are not permitted by the Assignee and ABC Statute to conduct any business. For these reasons, effective September 7, 2021, the Company relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, the Company deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021. The Company has been advised that the Assignee anticipates that she will be able to conclude her work, make final distributions to creditors, and close out the estates of Prime EFS and Shypdirect on or before September 30, 2023.

In connection with the finalization of the ABC, the Assignee has demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. The Company is currently negotiating this amount and cannot predict the outcome of this demanded amount. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 and as of June 30, 2023 and December 31, 2022, the Company accrued the potential settlement amount of $200,000 which is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the case and exchange mutual general releases for a cash payment by the Company to Bellridge of $250,000, which amount was paid in May 2022, at which time the releases took effect. In partial consideration for the settlement, the Company and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of December 31, 2021. In connection with this settlement, during the year ended December 31, 2022, the Company recorded settlement expense of $227,811 and as of December 31, 2022, the Company has not further obligations to Bellridge.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

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

On July 20, 2023, SCS moved for summary judgment in this action. On July 27, 2023, the Company filed papers opposing the motion. The Company believes it has substantial defenses to all claims alleged in SCS’s complaint, as well as valid affirmative defenses and counterclaims. The Company therefore intends to defend this case vigorously.

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

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. On May 15, 2023, the Court issued a summary order denying the defendants’ motion to dismiss. On June 1, 2023, all defendants moved for reconsideration of the May 15 order. To date, SCS has not filed papers opposing the motion for reconsideration.

While they hope to prevail on their May 15, 2023, motion, win or lose, defendants in this action advise that they believe the action to be frivolous (a position with which we agree) and intend to mount a vigorous defense to this action.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

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

In January and February, 2023, numerous depositions were taken in the case, including those of Messrs. Giordano and Mercadante. Under the currently operative pre-trial order, all discovery in this case must be concluded by later this year.

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
JUNE 30, 2023
(Unaudited)

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

On May 8, 2023, the Court in the Elaine Pryor action entered an order, on the consent of counsel for all parties, directing that the name of defendant FCI be changed to Freight Connections LLC and that this change be reflected in the caption of the case (the “May 8, 2023 Order”). Freight Connections LLC is not a corporate affiliate of FCI but is rather an independent trucking company that is wholly-owned by the individual who sold the stock of FCI to TLSS-FC effective September 16, 2022. (See Note 1 above.)

Owing to the May 8, 2023 Order, the Company does not believe that it can be adjudged liable for any verdict or settlement in the Elaine Pryor action.

Mode Transportation, LLC v. Freight Connections, Inc.

The Company’s Freight Connections, Inc. (FC) subsidiary is a defendant in an action captioned Mode Transportation, LLC v. Freight Connections, Inc., Case No. 16-2023-CA-008531, filed on 4/26/2023 in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida.

In this action, plaintiff Mode asserted three (3) causes of actions against FC for $51,650. Mode asserted this sum was owed on certain invoices issued from September 21, 2021, through April 6, 2022. On July 23, 2023, a default judgment was entered against FC for $52,328 plus costs.

FC was not aware of the lawsuit until late July 2023, whereupon it filed a (i) motion to vacate the judgment and an associated writ of garnishment served on a commercial bank; (b) a motion for sanctions against Mode’s prior counsel; and (c) a motion for a rehearing. These motions are currently set for hearing on August 22, 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

FC has advised the Company that it was not served with the summons and complaint in this action because process was not served on FC’s registered agent. FC has advised the Company that it believes the Final Judgment and Writ of Garnishment should be vacated and that FC should be permitted to defend the action on its merits. FC has advised the Company that certain of the invoices comprising the $52,328 were paid and that FC may have defenses to certain other invoices.

Given that a court has issued a default judgment which has not yet been vacated and may never be, the Company accrued a reserve of $52,328 on its balance sheet as of June 30, 2023.  In the event the default is not vacated, FC may take an appeal. In the event the default is vacated, FC may seek to resolve the claim with Mode for a figure less than $52,328.

Josh Perez v. Cougar Express, Inc.

An attorney for a former Cougar Express (CE) employee, Josh Perez (“Perez”), has advised CE that he has filed a charge of discrimination against CE with the U.S. Equal Employment Opportunity Commission (EEOC).

Perez has previously asserted claims against CE for: gender discrimination under Title VII and the New York State Human Rights Law (“NYSHRL”); pregnancy/childbirth discrimination under Title VII of the federal Civil Rights Act of 1964, as amended; retaliation under Title VII and NYSHRL; and familial status discrimination under NYSHRL.

However, FC has not received a copy, nor any notification, of the filing.

Perez was employed by CE as a dock worker beginning on 3/8/2022 and last worked 9/27/2022.  He alleges that in or around July 2022, he informed CE that he was expecting a child. Perez has not provided any details regarding the individual(s) with CE he allegedly informed. On 9/27/22, Perez requested that CE complete the employer section of his New York Paid Family Leave (“PFL”) paperwork, which CE did. Thereafter, Perez ceased communicating with CE.  Further, CE did not receive any confirmation that Perez had in fact filed for PFL or that his PFL was approved.

Because CE did not hear from Perez or receive any confirmation concerning his application for or approval of PFL, CE concluded that Perez had resigned. Another worker was hired to fill Perez’s former position. Then, on or about 12/27/22, Perez contacted CE attempting to return to work and was informed that there was no position for him.

Cougar Express categorically denies Perez’s allegations and any purported wrongdoing. However, essentially all litigation involves defense costs and inherent uncertainties. Therefore, at present, Cougar Express is seeking to resolve this claim for nuisance value in the $10-15,000 range. However, the Company expresses no view as to whether it will, in fact, he able to resolve the claim in this range. If the claim cannot be resolved soon, Cougar express intends to vigorously defend itself on this claim (whether the EEOC acts on it or in court). Owing to the early stage of the matter, however, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with it.

Other than discussed above, as of June 30, 2023, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of our operations.

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

NOTE 12– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

Freight Connections incurred outside trucking costs with companies owned by the Freight Connections Seller, who is currently Freight Connection’s chief executive officer. In connection with the outside trucking services, During the three and six months ended June 30, 2023, Freight Connections recorded aggregate outside trucking expense of $470,669 and $1,241,376, which is included in costs of sales on the unaudited accompanying consolidated statement of operations, respectively. As of June 30, 2023 and December 31, 2022, the aggregate amount due to these companies amounted to $279,792 and $115,117, respectively, which is included in accounts payable on the accompanying unaudited consolidated balance sheets.

Notes payable – related parties

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who is considered a related party. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. On June 30, 2023 and December 31, 2022, the principal amount related to this note was $4,544,671.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

On April 14, 2023, the Company’s Board of Directors approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provide for interest at 12% per annum. The maturity date of the financing will be December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility will be made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors. On June 30, 2023, the aggregate principal amount related to these notes was $600,000.

NOTE 13 – CONCENTRATIONS

For the six months ended June 30, 2023, no customer represented over 10% of the Company’s total net revenues. For the six months ended June 30, 2022, four customers represented 70.0% of the Company’s total net revenues (19.8%, 20.4%, 19.8% and 10.0%, respectively).

On June 30, 2023, one customer represented approximately 13.0% of the Company’s net accounts receivable balance. On December 31, 2022, three customers represented 46.7% (18.2%, 17.9% and 10.6%, respectively) of the Company’s net accounts receivable balance.

All revenues are derived from customers in the United States.

NOTE 14 – OPERATING AND FINANCING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING AND FINANCING LEASE LIABILITIES

As a result of the acquisition of JFK Cartage and Freight Connections, the Company assumed several non-cancelable operating leases for the lease of office, warehouse spaces, and parking spaces. Additionally, as a result of the acquisition of Severance Trucking, the Company assumed several non-cancelable financing leases for revenue equipment.

Effective January 1, 2023, Freight Connections entered into a lease agreement for warehouse space in Ridgefield, NJ. The lease is for a period of 60 months, commencing on January 1, 2023 and expiring on December 31, 2027. Pursuant to the lease agreement, the lease requires Freight Connections to pay a monthly base rent of; (i) $41,071 in the first year; (ii) $42,303 in the second year; (iii) $43,572 in the third year; (iv) $44,880 in the fourth year and; (v) $46,226 in the fifth year, plus a pro rata share of operating expenses beginning January 2023. In connection with this lease, on January 1, 2023, the Company increased right of use assets and lease liabilities by $2,180,356.

Effective February 1, 2023, Severance Trucking entered into a lease agreement for warehouse space in North Haven, CT. The lease is for a period of 24 months, commencing on February 1, 2023 and expiring on January 31, 2025. Pursuant to this lease agreement, the lease requires Severance Trucking to pay a monthly base rent of $8,500. Additionally, effective February 1, 2023, Severance Trucking entered into a lease agreement for warehouse space in Dracut, MA. The lease is for a period of 60 months, commencing on February 1, 2023 and expiring on January 31, 2028. Pursuant to this lease agreement, the lease requires Severance Trucking to pay a monthly base rent of $32,000. In connection with these leases, on February 1, 2023, the Company increased right of use assets and lease liabilities by $2,180,356.

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

During the six months ended June 30, 2023 and 2022, in connection with its property operating leases, the Company recorded rent expense of $2,175,699 and $212,294, respectively, which is expensed during the period and included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities was discount rates ranging from 8% to 9% which was based on the Company’s estimated average incremental borrowing rate.

On June 30, 2023 and December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2023	December 31, 2022
Office leases and equipment right of use assets	$13,500,093	$9,084,594
Less: accumulated amortization	(2,099,603)	(627,511)
Balance of ROU assets	$11,400,490	$8,457,083

On June 30, 2023 and December 31, 2022, operating and financing lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2023	December 31, 2022
Lease liabilities related to office leases and revenue equipment right of use assets	$11,545,150	$8,495,036
Less: current portion of lease liabilities	(3,132,142)	(2,081,099)
Lease liabilities – long-term	$8,413,008	$6,413,937

On June 30, 2023, future minimum base lease payments due under non-cancelable operating and financing leases are as follows:

Twelve months ended June 30,	Amount
2024	$3,997,547
2025	3,613,438
2026	3,193,795
2027	2,105,285
2028	529,940
Thereafter	47,641
Total minimum non-cancelable operating lease payments	13,487,646
Less: discount to fair value	(1,942,496)
Total lease liability on June 30, 2023	$11,545,150

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

Shares issued in connection with conversion of Series G preferred shares

From July 1, 2023 to August 12, 2023, the Company issued 239,631,553 shares of its common stock in connection with the conversion of 38,500 shares of Series G and accrued dividends payable of $40,003. The conversion ratio was based on the Series G certificate of designation, as amended.

Shares issued upon exercise of warrants

From July 1, 2023 to August 12, 2023, the Company issued 127,920,572 shares of its common stock and received proceeds of $255,841 from the exercise of 127,820,572 warrants at $0.002 per share.

Series I Preferred Stock

On July 17, 2023, received notice of acknowledgement from the Secretary of State of the State of Nevada of filing of a Certificate of Designation of Preferences, Rights and Limitations of the Series I Preferred Stock (the “Series I Preferred Stock”), effective as of its filing date, July 14, 2023.

Since a substantial portion of the unissued shares of Common Stock are held in reserve in connection with rights of conversion of convertible preferred stock and/or debt and/or exercise of warrants and/or options, the Company will not be able to issue shares in connection with additional equity investments (including any requirements by investors to place shares of Common Stock in reserve for conversion of convertible preferred stock and/or debt and/or exercise of warrants and/or options), unless the Company amends its Articles of Incorporation to authorize the issuance of additional Common Stock. Senior management believes it is in the interest of the Company that the Articles of Incorporation of the Company be amended to authorize the issuance of 50,000,000,000 shares of Common Stock (the “Authorized Share Increase Proposal”).

In connection with obtaining expeditious stockholder approval of the amendment to its Articles of Incorporation for the Authorized Share Increase Proposal, the Company has issued a new series of preferred stock (“Series I Preferred Stock”) having the right to vote and/or consent solely on the Authorized Share Increase Proposal. Solely with respect to the Authorized Share Increase Proposal, the Series I Preferred Stock shall have voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting). The Series I Preferred Stock shall not have the right to vote and/or consent on any matter other than an Authorized Share Increase Proposal. The Series I Preferred Stock shall not be entitled to participate in any distribution of assets or rights upon any liquidation, dissolution or winding up of the Company, shall not be convertible into Common Stock or any other security of the Company, and shall not be entitled to any dividends or distributions. Any Series I Preferred Stock issued and outstanding shall be automatically surrendered to the Company and cancelled for no consideration upon the effectiveness of the amendment to the Company’s Articles of Incorporation that is authorized by stockholder approval of such Authorized Share Increase Proposal. Upon such surrender and cancellation, all rights of the Series I Preferred Stock shall cease and terminate, and the Series I Preferred Stock shall be retired and shall not be reissued.

John Mercadante, a member of the Board of Directors of the Company, is the holder of 100% of the issued and outstanding shares of Series I Preferred Stock

On July 27, 2023, the stockholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon (the “Consenting Stockholders”) consented in writing to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (“2023 Amendment”). This consent was sufficient to approve the 2023 Amendment under Nevada law, which authorized an increase of the number of shares of common stock that the Company may issue to 50,000,000,000 shares, par value $0.001. The increase was not yet effective at the time of this quarterly filing.

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

Risks and uncertainties

We maintain our cash in bank and financial institution deposits that at times may exceed federally insured limits. On June 30, 2023, cash in bank in excess of FDIC insured levels amounted to $0. On March 12, 2023, Signature Bank, our financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. At the time of closing, the Company had all of its cash at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC, the Company expected to have access to all of its deposits at Signature Bank. We did not lose access to our accounts or experience interruptions in banking services, and we suffered no losses with respect to our deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. We are currently looking at additional banking options to ensure that our exposure is limited or reduced to the FDIC protection limits.

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

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns its own transportation equipment and employs its own drivers. As of June 30, 2023, through our active subsidiaries, we owned approximately 85 vehicles consisting of trucks, box trucks and vans, 86 trailers, and 21 forklifts, while employing approximately 65 drivers.

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

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSS-FC, closed on an acquisition of all outstanding stock of Freight Connections, a company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired (the “Freight Connections Seller”), is an unrelated party. Freight Connections was founded in 2016 and is a transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services. Prior to the closing, the Company, TLSSA and Freight Connections Seller entered into an amendment to their Stock Purchase and Sale Agreement, dated as of May 23, 2022 (the “Amended SPA”), and TLSSA assigned its interest in the Amended SPA to TLSS-FC. Pursuant to the Amended SPA, the total purchase price was $9,365,000, subject to certain adjustments. TLSS-FC: (i) paid $1,525,000 in cash at closing, (ii) Freight Connections entered into a $4,544,671 secured promissory note with the Freight Connections Seller, with interest accruing at the rate of 5% per annum and then 10% per annum as of March 1, 2023 (The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections), and (iii) assumed certain debt. The Company issued to the Freight Connections Seller 178,911,844 shares of the Company’s common stock and 32,374 shares of the Company’s Series H preferred stock which is convertible into an aggregate of 323,740,000 shares of the Company’s common stock based on a conversion of 10,000 shares of common stock for each share of Series H preferred stock outstanding. The common stock and the as if converted number of Series H preferred stock were valued at $0.0059 per share based on the quoted closing price of the Company’s common stock on the measurement date, for an aggregate fair value of $2,965,646. The number of shares was calculated as follows: (a) shares of common stock of the Company equal to no more than 4.99% of the number of shares of common stock outstanding immediately after such issuance, and (b) the balance of the shares in Series H Convertible Preferred Stock, a new series of non-voting, convertible preferred stock issuable to sellers in connection with acquisitions or strategic transactions approved by a majority of the directors of the Company. TLSS-FC agreed to pay certain accrued liabilities and other notes payable that exist on the books of Freight Connections and agreed to pay the $4,544,671 secured promissory note which is in the name of Freight Connections. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $9,035,317 which includes (i) cash paid of $1,525,000, (ii) the aggregate fair value of common shares and Series H preferred shares issued to Freight Connections Seller of $2,965,646, and (iii) the $4,544,671 secured promissory note in the name of Freight Connections. The purchase consideration amount does not include accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

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

Inherent within the Company’s revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than five days, of the average shipment cycle. On June 30, 2023 and December 31, 2022, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

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

For the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2023 and 2022. The financial information below is derived from our unaudited consolidated financial statements included in this Quarterly Report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$5,061,871	$1,404,560	$10,656,767	$2,663,893
Cost of revenues	3,759,274	1,013,550	7,385,627	1,984,552
Gross profit	1,302,597	391,010	3,271,140	679,341
Operating expenses	3,558,061	1,395,470	7,033,547	3,484,654
Loss from operations	(2,255,464)	(1,004,460)	(3,762,4067)	(2,805,313)
Other (expenses) income, net	(223,327)	295,494	(362,300)	59,116
Net loss	(2,478,791)	(708,966)	(4,124,707)	(2,746,197)
Deemed and accrued dividends	(309,976)	(106,834)	(410,386)	(215,885)
Net loss attributable to common shareholders	$(2,788,767)	$(815,800)	$(4,535,093)	$(2,962,082)

Results of Operations

Revenues

During the three months ended June 30, 2023, our revenues were $5,061,871 as compared to $1,404,560 during the three months ended June 30, 2022, an increase of $3,657,311, or 260.4%. During the six months ended June 30, 2023, our revenues were $10,656,767 as compared to $2,663,893 during the six months ended June 30, 2022, an increase of $7,992,874, or 300.0%. This increase was primarily a result of revenues generated from our acquired companies as follows:

●	During the three and six months ended June 30, 2023, Freight Connections, which was acquired in September 2022, generated revenues of $1,615,982 and $4,514,249, respectively.

●	During the three and six months ended June 30, 2023, Severance Trucking, which was acquired in January 2023, generated revenues of $2,575,674 and $4,396,620, respectively.

Beginning in January 2023, the operations of Cougar Express and JFK Cartage have been combined into Cougar Express. During the three months ended June 30, 2023, Cougar Express generated revenues of $870,214 as compared to $1,155,239 during the three months ended June 30, 2022, a decrease of $143,398. During the six months ended June 30, 2023, Cougar Express generated revenues of $1,745,897 as compared to $2,135,405 during the six months ended June 30, 2022, a decrease of $389,508.

On June 21, 2022, we sold substantially all the assets of Shyp FX in an all-cash transaction. During the three and six months ended June 30, 2022, we generated revenues from our Shyp FX operation of $249,321 and $528,488, respectively. Subsequent to June 21, 2022, we no longer generate this revenue.

We continue to explore other strategic relationships and identify potential acquisition opportunities, while continuing to execute our business plan. In 2022, we completed the acquisition of JFK Cartage and Freight Connections and in 2023, we acquired Severance Trucking.

Cost of Revenues

During the three months ended June 30, 2023, our cost of revenues was $3,759,274 as compared to $1,013,550 during the three months ended June 30, 2022, an increase of $2,745,724, or 270.9%. During the six months ended June 30, 2023, our cost of revenues was $7,385,627 as compared to $1,984,552 during the six months ended June 30, 2022, an increase of $5,401,075, or 272.2%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. Subsequent to the acquisition of JFK Cartage on July 31, 2022, we began consolidating the operations of Cougar and JFK which has lowered our costs.

Gross Profit

During the three months ended June 30, 2023, we had a gross profit of $1,302,597, or 25.7% of revenues, as compared to gross profit of $391,010, or 27.8% of revenues, during the three months ended June 30, 2022, an increase of $911,587, or 233.1%. During the six months ended June 30, 2023, we had a gross profit of $3,271,140, or 30.7% of revenues, as compared to gross profit of $679,341, or 25.5% of revenues, during the six months ended June 30, 2022, an increase of $2,591,799, or 381.5%. The increase in gross profit for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 primarily resulted from the acquisitions of Freight Connections and Severance Trucking in September 2022 and January 2023, respectively, which generated aggregate gross profit of $1,057,271 and $2,657,255, respectively. During 2023, we expect our gross profit to increase as we continue to consolidate and streamline the operations of Cougar, Freight Connections and Severance Trucking, which we expect to lower costs.

Operating Expenses

During the three months ended June 30, 2023, total operating expenses amounted to $3,558,061 as compared to $1,395,470 during the three months ended June 30, 2022, an increase of $2,162,591, or 115.0%. During the six months ended June 30, 2023, total operating expenses amounted to $7,033,547 as compared to $3,484,654 during the six months ended June 30, 2022, an increase of $3,548,893, or 101.8%. During the three and six months ended June 30, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Compensation and related benefits	$1,462,105	$693,343	$2,577,589	$2,049,753
Legal and professional Fees	422,281	339,003	979,364	688,497
Rent	1,137,616	110,957	2,175,699	212,294
General and administrative expenses	536,059	252,167	1,300,895	534,110
Total Operating Expenses	$3,558,061	$1,395,470	$7,033,547	$3,484,654

Compensation and related benefits

For the three months ended June 30, 2023, compensation and related benefits amounted to $1,462,105 as compared to $693,343 for the three months ended June 30, 2022, an increase of $768,762, or 110.9%, which was primarily attributable to a decrease in stock-based compensation of $58,862, offset by an increase in compensation and related benefits in connection with the acquisition of Freight Connections, and Severance Trucking. During the three months ended June 30, 2023, Freight Connections and Severance Trucking incurred aggregate compensation and related benefits of $775,731.

For the six months ended June 30, 2023, compensation and related benefits amounted to $2,577,589 as compared to $2,049,753 for the six months ended June 30, 2022, an increase of $527,836, or 25.7%, which was primarily attributable to a decrease in stock-based compensation of $777,703, offset by an increase in compensation and related benefits in connection with the acquisition of Freight Connections, and Severance Trucking. During the six months ended June 30, 2023, Freight Connections and Severance Trucking incurred aggregate compensation and related benefits of $1,223,887.

Legal and professional fees

For the three months ended June 30, 2023, legal and professional fees were $442,281 as compared to $339,003 for the three months ended June 30, 2022, an increase of $83,278, or 24.6%. During the three months ended June 30, 2023, we had an increase in accounting fees of $201,177 attributable to an increase in audit and accounting fees incurred as a result of our recent acquisitions, offset by a decrease in legal fees of $54,281 and a decrease in other professional fees of $63,618.

For the six months ended June 30, 2023, legal and professional fees were $979,364 as compared to $688,497 for the six months ended June 30, 2022, an increase of $290,867, or 42.2%. During the six months ended June 30, 2023, we had an increase in accounting fees of $361,714 attributable to an increase in audit and accounting fees incurred as a result of our recent acquisitions, offset by a decrease in legal fees of $10,490 and an overall decrease in other professional fees of $60,357.

Rent expense

For the three months ended June 30, 2023, rent expense was $1,137,616 as compared to $110,957 for the three months ended June 30, 2022, an increase of $1,026,659, or 925.3%. For the six months ended June 30, 2023, rent expense was $2,175,699 as compared to $212,294 for the six months ended June 30, 2022, an increase of $1,963,405, or 924.8%. This increase was attributable to the acquisition of Freight Connections and Severance Trucking in September 2022 and January 2023, respectively. Additionally, we incurred rent expense in connection with the acquisition of JFK Cartage in July 2023. The lease of Cougar Express, expired on December 31, 2021 and we occupied the facility on a month-to-month basis through September 30, 2022 at which time we vacated the premises and moved the Cougar Express operations into the JFK Cartage facility.

General and administrative expenses

General and administrative expenses include depreciation and amortization expenses, bad debt expense and other general and administrative expenses.

For the three months ended June 30, 2023, general and administrative expenses were $536,059 as compared to $252,167 for the three months ended June 30, 2022, an increase of $283,892, or 112.6%. These increases were primarily attributable to the acquisition of Freight Connections and Severance Trucking, which incurred aggregate general and administrative expenses of $354,947 (including depreciation and amortization of $360,412). These increases were offset by decreases in general and administrative expenses due to cost-cutting measures taken, the sale of Shyp FX, and a decrease in amortization of intangible assets.

For the six months ended June 30, 2023, general and administrative expenses were $1,300,895 as compared to $534,110 for the six months ended June 30, 2022, an increase of $766,785, or 143.6%. These increases were primarily attributable to the acquisition of Freight Connections and Severance Trucking, which incurred aggregate general and administrative expenses of $994,164 (including depreciation and amortization of $697,245 and bad debt recovery of $(22,776). These increases were offset by decreases in general and administrative expenses due to cost-cutting measures taken, the sale of Shyp FX, and a decrease in amortization of intangible assets.

Loss from operations

For the three months ended June 30, 2023, loss from operations amounted to $2,255,464 as compared to $1,004,460 for the three months ended June 30, 2022, an increase of $1,251,004, or 124.5%. For the six months ended June 30, 2023, loss from operations amounted to $3,762,407 as compared to $2,805,313 for the six months ended June 30, 2022, an increase of $957,094, or 34.1%.

Other (expenses) income

Total other income (expenses) includes interest income, interest expense, gain on sale of subsidiary, and settlement expense. For the three and six months ended June 30, 2023 and 2022, other (expenses) income consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Interest income	$-	$-	$992	$-
Interest expense	(83,947)	(1,895)	(146,816)	(9,762)
Interest expense – related party	(129,972)	-	(206,348)	-
Gain (loss) from sale of assets of subsidiary	-	296,689	(720)	296,689
Settlement income (expense)	(9,408)	700	(9,408)	(227,811)
Total Other Income (Expenses)	$(223,327)	$295,494	$(362,300)	$59,116

For the six months ended June 30, 2023 and 2022, interest income was $992 and $0, respectively, an increase of $992, or 100.0%.

For the three months ended June 30, 2023 and 2022, interest expense was $213,919 and $1,895, respectively, an increase of $212,024. The increase in interest expense was attributable to an increase in average interest-bearing loans outstanding due to new notes payable incurred in connection with acquisitions. In July 2022, September 2022, and January 2023, in connection with the acquisitions of JFK Cartage, Freight Connections, and Severance Trucking, note payable balances increased related to secured promissory notes entered into with the former owners of JFK Cartage, Freight Connections, and Severance trucking, and we assumed notes payable primarily consisting of equipment notes assumed. Accordingly, we expect interest expenses to increase in 2023.

For the six months ended June 30, 2023 and 2022, interest expense was $353,164 and $9,762, respectively, an increase of $343,402. The increase in interest expense was attributable to an increase in average interest-bearing loans outstanding due to new notes payable incurred in connection with acquisitions. In July 2022, September 2022, and January 2023, in connection with the acquisitions of JFK Cartage, Freight Connections, and Severance Trucking, note payable balances increased related to secured promissory notes entered into with the former owners of JFK Cartage, Freight Connections, and Severance trucking, and we assumed notes payable primarily consisting of equipment notes assumed. Accordingly, we expect interest expenses to increase in 2023.

During the three months ended June 30, 2023, we recorded settlement expense of $9,408 as compared to settlement income of $700 for the three months ended June 30, 2022. During the six months ended June 30, 2023, we recorded settlement expense of $9,408 as compared to settlement expense of $227,811 for the six months ended June 30, 2022.

During the three months ended June 30, 2023, we recorded a (loss) gain related to the sale of assets of our subsidiary, Shyp FX, of $0 and $296,689, respectively. During the six months ended June 30, 2023, we recorded a (loss) gain related to the sale of assets of our subsidiary, Shyp FX, of $(720) and $296,689, respectively.

Net Loss

Due to factors discussed above, for the three months ended June 30, 2023 and 2022, net loss amounted to $2,478,791 and $708,966, respectively. For the three months ended June 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $309,976, amounted to $2,788,767, or $(0.00) per basic and diluted common share. For the three months ended June 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $106,834, amounted to $815,800, or $(0.00) per basic and diluted common share.

Due to factors discussed above, for the six months ended June 30, 2023 and 2022, net loss amounted to $4,124,707 and $2,746,197, respectively. For the six months ended June 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $410,386, amounted to $4,535,093, or $(0.00) per basic and diluted common share. For the six months ended June 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $215,885, amounted to $2,962,082, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2023 and December 31, 2022, we had a cash balance of $743,898 and $1,470,807, respectively. Our working capital deficit was $9,555,112 on June 30, 2023. We reported a net decrease in cash for the six months ended June 30, 2023 as compared to December 31, 2022 of $726,909 primarily as a result of the use of cash for acquisitions of $687,808, cash used to purchase property and equipment of $311,396, the repayment of notes payable of $122,681, and cash used in operations of $1,331,374, offset by net cash proceeds from notes payable of $300,609 used to purchase revenue equipment, cash acquired in acquisitions of $207,471, net cash proceeds received from the collection of note receivable of $255,000, proceeds from the exercise of warrants of $363,270, and proceeds from notes payable – related parties of $600,000.

We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of shares of common stock, the sale of Series E and Series G preferred stock, from the exercise of warrants, and from the issuance of convertible promissory notes and notes payable, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the future, management expects that we will need to curtail our operations and may not be able to meet our debt obligations.

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

Warrants

On June 22, 2023, we offered holders of certain warrants to purchase 977,912,576 shares of the Company’s common stock at $0.01 per shares issued in connection with the Company’s Series G preferred shares offering (the “Eligible Warrants”) the opportunity to exercise the Eligible Warrants at $0.002 per share (the “Offer”). The Offer was contingent upon the Offer being exercised with regard to Eligible Warrants aggregating minimum proceeds to the Company of $500,000 prior to July 11, 2023. Under the terms of the Eligible Warrants, if, other than upon conversion of existing convertible preferred stock, the Company issues shares of common stock, or securities exercisable to purchase or convertible into, shares of common stock, for a purchase price that is less than the exercise price of Eligible Warrants in effect at such time, then the exercise price of all Eligible Warrants will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share, the exercise price for all remaining Eligible Warrants shall henceforth be $0.002 per share.

During the three months ended June 30, 2023, the Company issued 181,634,858 shares of its common stock and received proceeds of $363,270 from the exercise of 181,634,858 warrants at $0.002 per share. The proceeds are being used by the Company to meet general capital requirements.

Cash Flows

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2023 amounted to $1,331,374. During the six months ended June 30, 2023, net cash used in operating activities was primarily attributable to net loss of $4,124,707, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $775,500, stock-based compensation of $262,464, non-cash rent expense of $106,707, and bad debt recovery of $23,776, and changes in operating assets and liabilities such as a decrease in accounts receivable of $798,018, an increase in prepaid expenses and other current assets of $157,391, an increase in security deposits of $70,737, a decrease in accrued compensation and related benefits of $68,834, an increase in accounts payable and accrued expenses of $869,779, and an increase in insurance payable of $300,603.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2023 amounted to $536,733, which consisted of cash used for acquisitions of $687,808 and cash used for the purchase of property and equipment of $311,396, offset by cash received from the collection of a note receivable of $255,000 and cash acquired in acquisitions of $207,471.

Net cash provided by investing activities for the six months ended June 30, 2022 amounted to $748,500 and consisted of net cash proceeds received from the sale of the assets of Shyp FX.

Financing activities

For the six months ended June 30, 2023, net cash provided by financing activities totaled $1,141,198. During the six months ended June 30, 2023, we received proceeds from notes payable of $300,609 used to buy revenue equipment, we received proceeds from notes payable – related parties of $6000,000 and we received proceed from the exercise of warrants of $363,270, offset by the repayment of notes payable of $122,681.

For the six months ended June 30, 2022, net cash provided by financing activities totaled $781,118. During the six months ended June 30, 2022, we received proceeds from the sale of Series G preferred shares of $855,000, and cash proceeds of $245,714 from the exercise of warrants, offset by the repayment of notes payable of $295,596 and the payment of liquidating damages of $24,000.

Risks and Uncertainties

Out unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $4,124,707 and $2,746,197 for the six months ended June 30, 2023 and 2022, respectively. The net cash used in operations was $1,331,374 and $1,818,604 for the six months ended June 30, 2023 and 2022, respectively. Additionally, we had an accumulated deficit and working capital deficit of $132,045,192 and $9,555,112, respectively, on June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the exercise of warrants, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the consolidated financial statements filed with this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Sebastian Giordano, our Chief Executive Officer (“CEO”) and James Giordano, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2023. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended June 30, 2023.

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

On July 20, 2023, SCS moved for summary judgment in this action. On July 27, 2023, the Company filed papers opposing the motion. The Company believes it has substantial defenses to all claims alleged in SCS’s complaint, as well as valid affirmative defenses and counterclaims. The Company therefore intends to defend this case vigorously.

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

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. On May 15, 2023, the Court issued a summary order denying the defendants’ motion to dismiss. On June 1, 2023, all defendants moved for reconsideration of the May 15 order. To date, SCS has not filed papers opposing the motion for reconsideration.

While they hope to prevail on their May 15, 2023, motion, win or lose, defendants in this action advise that they believe the action to be frivolous (a position with which we agree) and intend to mount a vigorous defense to this action.

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

In January and February, 2023, numerous depositions were taken in the case, including those of Messrs. Giordano and Mercadante. Under the currently operative pre-trial order, all discovery in this case must be concluded by later this year.

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

Mode Transportation, LLC v. Freight Connections, Inc.

The Company’s Freight Connections, Inc. (FC) subsidiary is a defendant in an action captioned Mode Transportation, LLC v. Freight Connections, Inc., Case No. 16-2023-CA-008531, filed on 4/26/2023 in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida.

In this action, plaintiff Mode asserted three (3) causes of actions against FC for $51,650.00. Mode asserted this sum was owed on certain invoices issued from September 21, 2021, through April 6, 2022.  On July 23, 2023, a default judgment was entered against FC for $52,328.30 plus costs.

FC was not aware of the lawsuit until late July 2023, whereupon it filed a (i) motion to vacate the judgment and an associated writ of garnishment served on a commercial bank; (b) a motion for sanctions against Mode’s prior counsel; and (c) a motion for a rehearing.  These motions are currently set for hearing on August 22, 2023.

FC has advised the Company that it was not served with the summons and complaint in this action because process was not served on FC’s registered agent. FC has advised the Company that it believes the Final Judgment and Writ of Garnishment should be vacated and that FC should be permitted to defend the action on its merits. FC has advised the Company that certain of the invoices comprising the $52,328 were paid and that FC may have defenses to certain other invoices.

Given that a court has issued a default judgment which has not yet been vacated and may never be, the Company accrued a reserve of $52,328 on its balance sheet as of June 30, 2023. In the event the default is not vacated, FC may take an appeal. In the event the default is vacated, FC may seek to resolve the claim with Mode for a figure less than $52,328.

Josh Perez v. Cougar Express, Inc.

An attorney for a former Cougar Express (CE) employee, Josh Perez (“Perez”), has advised CE that he has filed a charge of discrimination against CE with the U.S. Equal Employment Opportunity Commission (EEOC).

Perez has previously asserted claims against CE for: gender discrimination under Title VII and the New York State Human Rights Law (“NYSHRL”); pregnancy/childbirth discrimination under Title VII of the federal Civil Rights Act of 1964, as amended; retaliation under Title VII and NYSHRL; and familial status discrimination under NYSHRL.

However, FC has not received a copy, nor any notification, of the filing.

Perez was employed by CE as a dock worker beginning on 3/8/2022 and last worked 9/27/2022.  He alleges that in or around July 2022, he informed CE that he was expecting a child. Perez has not provided any details regarding the individual(s) with CE he allegedly informed. On 9/27/22, Perez requested that CE complete the employer section of his New York Paid Family Leave (“PFL”) paperwork, which CE did. Thereafter, Perez ceased communicating with CE.  Further, CE did not receive any confirmation that Perez had in fact filed for PFL or that his PFL was approved.

Because CE did not hear from Perez or receive any confirmation concerning his application for or approval of PFL, CE concluded that Perez had resigned. Another worker was hired to fill Perez’s former position. Then, on or about 12/27/22, Perez contacted CE attempting to return to work and was informed that there was no position for him.

Cougar Express categorically denies Perez’s allegations and any purported wrongdoing.  However, essentially all litigation involves defense costs and inherent uncertainties. Therefore, at present, Cougar Express is seeking to resolve this claim for nuisance value in the $10-15,000 range. However, the Company expresses no view as to whether it will, in fact, he able to resolve the claim in this range. If the claim cannot be resolved soon, Cougar express intends to vigorously defend itself on this claim (whether the EEOC acts on it or in court).  Owing to the early stage of the matter, however, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with it.

Other than discussed above, as of June 30, 2023, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2023, the Company agreed to grant restricted stock awards to three independent members of the Company’s board of directors for an aggregate of 5,454,546 common shares of the Company which were valued at $28,909, or $0.0053 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vest in equal quarterly installments with the first installment of 1,363,636.50 shares vesting on March 31, 2023, and 1,363,636.50 common shares vesting each quarter through December 31, 2023.

During the three months ended June 30, 2023, the Company’s Board of Directors granted certain employees an aggregate of 7,080,893 shares of its common stock which were valued at $35,000, or $0.0049 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments from the gate of grant.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: August 11, 2023	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Executive Officer (Principal Executive Officer) and Director

Dated: August 11, 2023	By:	/s/ James Giordano
James Giordano
Chief Financial Officer (Principal Financial Officer)

