Form 10-Q
period 2023-09-30
Transportation & Logistics Systems, Inc.
filed 2023-11-14
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2023
Common Stock, $0.001	4,481,102,346

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

September 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$98,636	$1,470,807
Accounts receivable, net	2,037,298	2,059,326
Prepaid expenses and other current assets	499,948	613,035

Total Current Assets	2,635,882	4,143,168

OTHER ASSETS:
Security deposits	473,278	377,107
Property and equipment, net	3,096,590	1,607,212
Right of use assets, net	10,490,399	8,457,083
Goodwill	2,105,879	2,105,879
Intangible assets, net	4,225,717	4,601,677

Total Other Assets	20,391,863	17,148,958

TOTAL ASSETS	$23,027,745	$21,292,126

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Notes payable, current portion	$1,578,651	$408,407
Notes payable - related parties, current portion	5,144,671	4,544,671
Accounts payable (including accounts payable - related party of $348,396 and $115,117 on September 30, 2023 and December 31, 2022, respectively)	2,650,736	472,701
Accrued expenses	1,083,147	837,170
Insurance payable	418,770	137,477
Lease liabilities, current portion	3,265,828	2,081,099
Accrued compensation and related benefits	174,954	65,103

Total Current Liabilities	14,316,757	8,546,628

LONG-TERM LIABILITIES:
Notes payable, net of current portion	1,724,712	831,499
Lease liabilities, net of current portion	7,505,093	6,413,937

Total Long-term Liabilities	9,229,805	7,245,436

Total Liabilities	23,546,562	15,792,064

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at September 30, 2023 and December 31, 2022 (Liquidation value $0)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at September 30, 2023 and December 31, 2022 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at September 30, 2023 and December 31, 2022 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 475,500 and 575,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively ($10.00 per share liquidation value)	476	575
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at September 30, 2023 and December 31, 2022 (No per share liquidation value)	32	32
Series I preferred stock, par value $0.001 per share; 1 share designated; 1 and no share issued and outstanding at September 30, 2023 and December 31, 2022 (No per share liquidation value)	-	-
Common stock, par value $0.001 per share; 10,000,000,000 shares authorized; 4,481,102,346 and 3,636,691,682 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,481,102	3,636,692
Additional paid-in capital	129,775,399	129,372,841
Accumulated deficit	(134,775,847)	(127,510,099)

Total Shareholders’ (Deficit) Equity	(518,817)	5,500,062

Total Liabilities and Shareholders’ (Deficit) Equity	$23,027,745	$21,292,126

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUES	$4,947,684	$1,700,854	$15,604,451	$4,364,747

OPERATING EXPENSES:
Cost of revenues - third parties (exclusive of depreciation and amortization shown separately below)	3,361,812	1,236,630	9,506,063	3,221,182
Cost of revenues - related parties	407,744	-	1,649,120	-
Compensation and related benefits	1,247,795	720,339	3,825,384	2,770,092
Legal and professional fees	370,105	259,597	1,349,469	948,094
Rent	1,132,618	217,717	3,308,317	430,011
Depreciation and amortization	407,310	155,050	1,182,810	532,550
General and administrative expenses	347,520	127,800	872,915	284,410

Total Operating Expenses	7,274,904	2,717,133	21,694,078	8,186,339

LOSS FROM OPERATIONS	(2,327,220)	(1,016,279)	(6,089,627)	(3,821,592)

OTHER INCOME (EXPENSES):
Interest income	-	-	992	-
Interest expense	(205,599)	(14,635)	(352,415)	(24,397)
Interest expense - related parties	(135,076)	-	(341,424)	-
(Loss) gain on sale of subsidiary’s assets	-	(2,714)	(720)	293,975
Settlement income (expense)	(100)	(10,150)	(9,508)	(237,961)

Total Other Income (Expenses)	(340,775)	(27,499)	(703,075)	31,617

LOSS BEFORE INCOME TAXES	(2,667,995)	(1,043,778)	(6,792,702)	(3,789,975)

Provision for income taxes	-	-	-	-

NET LOSS	(2,667,995)	(1,043,778)	(6,792,702)	(3,789,975)

Deemed and accrued dividends	(62,660)	(101,386)	(473,046)	(317,271)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,730,655)	$(1,145,164)	$(7,265,748)	$(4,107,246)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,280,650,279	3,438,148,807	3,896,472,586	3,266,732,522

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	-	$-	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,372,841	$(127,510,099)	$5,500,062

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(29,000)	(29)	-	-	43,684,680	43,685	(23,600)	-	20,056

Common stock issued for services and future services	-	-	-	-	-	-	-	-	21,634,615	21,634	(21,634)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	117,292	-	117,292

Accrued dividends	-	-	-	-	-	-	-	-	-	-	-	(100,410)	(100,410)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,645,916)	(1,645,916)

Balance, March 31, 2023	-	-	21,418	21	546,000	546	32,374	32	3,702,010,977	3,702,011	129,444,899	(129,256,425)	3,891,084

Common stock issued for services and future services	-	-	-	-	-	-	-	-	12,535,439	12,535	(12,535)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	145,172	-	145,172

Common stock issued for warrant exercises	-	-	-	-	-	-	-	-	181,634,858	181,635	181,635	-	363,270

Deemed and accrued dividends	-	-	-	-	-	-	-	-	-	-	218,084	(309,976)	(91,892)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,478,791)	(2,478,791)

Balance, June 30, 2023	-	-	21,418	21	546,000	546	32,374	32	3,896,181,274	3,896,181	129,977,255	(132,045,192)	1,828,843

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(70,500)	(70)	-	-	458,238,595	458,239	(403,258)	-	54,911

Cancellation of common stock issued for services due to non-vesting	-	-	-	-	-	-	-	-	(1,238,095)	(1,238)	1,238	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	86,850	-	86,850

Common stock issued for warrant exercises	-	-	-	-	-	-	-	-	127,920,572	127,920	127,921	-	255,841

Deemed and accrued dividends	-	-	-	-	-	-	-	-	-	-	(14,607)	(62,660)	(77,267)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,667,995)	(2,667,995)

Balance, September 30, 2023	-	$-	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,775,399	$(134,775,847)	$(518,817)

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	700,000	$700	51,605	$52	615,000	$615	-	$-	2,926,528,666	$2,926,529	$124,604,718	$(119,016,487)	$8,516,127

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	24,571,429	24,571	221,143	-	245,714

Common stock issued for services and future services	-	-	-	-	-	-	-	-	161,671,888	161,672	88,328	-	250,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	586,133	-	586,133

Sales of Series G preferred share units	-	-	-	-	95,000	95	-	-	-	-	854,905	-	855,000

Common stock issued for conversion of Series E preferred shares	-	-	(19,947)	(20)	-	-	-	-	75,000,000	75,000	(74,980)	-	-

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(109,051)	(109,051)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,037,231)	(2,037,231)

Balance, March 31, 2022	700,000	700	31,658	32	710,000	710	-	-	3,187,771,983	3,187,772	126,280,247	(121,162,769)	8,306,692

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	40,086,207	40,086	(40,086)	-	-

Common stock issued for services and future services	-	-	-	-	-	-	-	-	969,149	969	9,031	-	10,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	204,034	-	204,034

Common stock issued for conversion of Series E preferred shares	-	-	(10,420)	(11)	-	-	-	-	38,500,868	38,501	(62,490)	-	(24,000)

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(92,500)	(92)	-	-	129,272,885	129,273	(108,047)	-	21,134

Cancellation of Series B preferred in connection with settlement	(700,000)	(700)	-	-	-	-	-	-	-	-	-	-	(700)

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(106,834)	(106,834)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(708,966)	(708,966)

Balance, June 30, 2022	-	-	21,238	21	617,500	618	-	-	3,396,601,092	3,396,601	126,282,689	(121,978,569)	7,701,360

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	180,910	-	180,910

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(42,500)	(43)	-	-	61,178,746	61,179	(42,953)	-	18,183

Series H preferred and common stock issued in connection with acquisition	-	-	-	-	-	-	32,374	32	178,911,844	178,912	2,786,702	-	2,965,646

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(101,386)	(101,386)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,043,778)	(1,043,778)

Balance, September 30, 2022	-	$-	21,238	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,207,348	$(123,123,733)	$9,720,935

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,792,702)	$(3,789,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,182,810	532,550
Stock-based compensation	349,314	1,221,077
Stock-based professional fees	-	10,000
Gain from sale of subsidiary’s assets	-	(296,689)
Non-cash portion of gain on settlement	-	(700)
Lease costs	242,569	4,591
Bad debt expense	81,872	-
Change in operating assets and liabilities:
Accounts receivable	777,042	1,173
Prepaid expenses and other current assets	(123,459)	(193,392)
Security deposits	(89,171)	(3,552)
Accounts payable and accrued expenses	2,005,406	(295,981)
Insurance payable	281,293	61,735
Accrued compensation and related benefits	(42,780)	(90,514)

NET CASH USED IN OPERATING ACTIVITIES	(2,127,806)	(2,839,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(679,879)	(118,617)
Proceeds from repayment of note receivable	255,000	-
Cash proceeds from sale of subsidiary’s assets	-	748,500
Cash acquired in acquisitions	207,471	138,336
Cash used for acquisitions	(713,586)	(1,930,712)

NET CASH USED IN INVESTING ACTIVITIES	(930,994)	(1,162,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of liquidated damages on Series E preferred shares	-	(24,000)
Net proceeds from sale of series G preferred share units	-	855,000
Proceeds from exercise of warrants	619,111	245,714
Proceeds from notes payable - related parties	600,000	-
Proceeds from notes payable	662,092	108,395
Repayment of notes payable	(194,574)	(809,905)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,686,629	375,204

NET DECREASE IN CASH	(1,372,171)	(3,626,966)

CASH, beginning of period	1,470,807	6,067,692

CASH, end of period	$98,636	$2,440,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$248,739	$24,397
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series E preferred stock to common stock	$-	$31
Conversion of Series G preferred stock and accrued dividends to common stock	$74,967	$39,917
Accrual of preferrerd stock dividends	$473,046	$317,271
Issuance of common stock for future services	$-	$5,000
Increase in right of use assets and lease liabilities	$3,958,260	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$836,886	$2,270,890
Prepaid expenses	18,455	271,305
Property and equipment	1,186,198	1,466,167
Right of use assets	457,239	8,825,892
Security deposits	7,000	318,302
Intangible assets	430,151	5,779,487
Total assets acquired	2,935,929	18,932,043
Less: liabilities assumed:
Accounts payable	211,303	355,185
Accrued expenses	12,702	190,798
Insurance payable	-	169,812
Accrued compensation and related benefits	152,631	69,122
Notes payable	1,595,939	6,355,588
Lease liabilities	457,239	8,825,892
Total liabilities assumed	2,429,814	15,966,397
Net assets acquired	$506,115	$-
Fair value of shares for acquisitions	$-	$2,965,646

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
(Unaudited)

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

Effective February 3, 2023, the Company’s newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking, which together, offer LTL trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Sellers”). None of the Sellers are affiliated with the Company or its affiliates. Severance Trucking is a privately-owned full-service transportation carrier and logistics business that has been in operation for over 100 years specializing in LTL trucking that provides next day service to major cities in New England and New York, with cartage and interline agreements with respected carriers that ensure reliable deliveries anywhere in the United States and Canada. Severance Trucking currently operates with over 60 power units and trailers and has two locations, comprised of approximately 18,000 square feet of warehouse and cross dock space, 9,000 square feet of office and 5,750 square feet of repair facilities located in Dracut, Massachusetts and approximately 16,000 square feet of warehouse space in North Haven, Connecticut (See Note 3).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on SEC Form 10-K, filed on March 31, 2023. The results of operations for the interim periods are not necessarily an indication of operating results to be expected for the full year.

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

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $6,792,702 and $3,789,975 for the nine months ended September 30, 2023 and 2022, respectively. The net cash used in operations was $2,127,806 and $2,839,677 for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $134,775,847 and $11,680,875, respectively, on September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On September 30, 2023, the Company had no cash in the bank in excess of FDIC insured levels. On March 12, 2023, Signature Bank, the Company’s financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is operated by the FDIC. At the time of closing, the Company had all of its cash at Signature Bank. The Company did not lose access to its accounts or experience interruptions in banking services, and it suffered no losses with respect to its deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. On March 19, 2023 Signature Bridge Bank N.A. was acquired by New York Community Bancorp Inc., which is the parent of Flagship Bank, N.A. The Company continually reviews its banking options to ensure that its exposure is limited or reduced to the FDIC protection limits.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2023. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of September 30, 2023 and December 31, 2022, the Company had no assets and liabilities measured at fair value on a recurring basis.

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
SEPTEMBER 30, 2023
(Unaudited)

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On September 30, 2023, the Company did not have any cash equivalents.

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
SEPTEMBER 30, 2023
(Unaudited)

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the nine months ended September 30, 2023 and 2022, the Company believes that it operates in one operating segment related to its full suite of logistics and transportation services, specializing in last mile deliveries, two-person home and commercial deliveries, mid-mile, and long-haul services.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Inherent within the Company’s revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, the Company records revenue based on the percentage of service completed as of the period end and recognizes delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than five days, of the average shipment cycle. On September 30, 2023 and 2022, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

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

Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the nine months ended September 30, 2023 and 2022 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	September 30, 2023	September 30, 2022
Stock warrants	948,452,679	1,258,008,109
Stock options	80,000	80,000
Series E convertible preferred stock	95,238,667	28,571,600
Series G convertible preferred stock	2,377,500,000	575,000,000
Series H convertible preferred stock	323,740,000	323,740,000
	3,745,011,346	2,185,399,709

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The January 1, 2023 adoption of this new guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The January 1, 2023 adoption of this new guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform to the current period presentation. Such reclassifications had no impact on the Company’ previously reported consolidated financial position or results of operations. Specifically, on the consolidated balance sheets, a note payable was reclassified from notes payable to the notes payable – related parties, and on the consolidated statements of operations, certain interest expense was reclassified from interest expense to interest expense – related parties. Additionally, on the consolidated statements of operations, depreciation and amortization expenses have been reclassified from general and administrative expenses and are shown separately as part of operating expenses, and the line item, gross profit, has been eliminated.

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

The total purchase price was $2,250,000 plus closing expenses of $36,525, as adjusted. TLSS-STI: (i) paid $713,586 in cash, and (ii) entered into a $1,572,939 secured promissory note with the Seller, with interest accruing at the rate of 12% per annum (See Note 7). The entire unpaid principal under the note, was due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. On November 8, 2023, the Company and the Sellers entered into a Post Closing Agreement and a First Amending to Secured Promissory Note, which amends certain terms of the Stock Purchase Agreement, dated January 4, 2023 (the “SPA”), and provided for an accounting of certain post-closing obligations and accounts. Among other things, the Post-Closing Agreement provided for a reduction of $171,887 in the principal amount payable under the purchase price promissory note due to a post-closing adjustment of closing date working capital; an extension of the maturity date of the purchase price promissory note from August 1, 2024 to February 1, 2025, with adjustment to its payment schedule (See Note 15 – Subsequent Events). The promissory note is secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. The purchase price is subject to a post-closing adjustment, up or down, determined by the amount by which Severance Trucking working capital as of the close of business on January 31, 2023, exceeds or falls short of the target working capital, as of September 30, 2022, on which the purchase price was calculated, which has not been calculated as of the date of this report.

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

Severance Trucking
Assets acquired:
Cash	$207,471
Accounts receivable	836,886
Prepaid expenses and other assets	25,454
Property and equipment, net	1,186,198
Financing lease right of use assets	457,239
Intangible assets	430,152
Total assets acquired at fair value	3,143,400
Liabilities assumed:
Notes payable	23,000
Accounts payable and accrued expenses	376,636
Lease liabilities	457,239
Total liabilities assumed	856,875
Net assets acquired	$2,286,525
Purchase consideration paid:
Cash paid	$713,586
Promissory note	1,572,939
Total purchase consideration paid	$2,286,525

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

2022

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. JFK Cartage operates from a 30,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000, subject to certain adjustments. The Company: (i) paid $405,712 in cash at closing; and (ii) JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller (See Note 7), $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On August 28, 2023 and effective on July 31, 2023, the Company and the JFK Cartage Seller entered into a First Amendment to Secured Promissory Note (the “Amended Note”) to extend the first annual installment due on July 31, 2023 which was treated as a note modification (see Note 7). Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that existed on the books of JFK Cartage, which was paid in August 2022; and (iv) agreed to pay certain accrued liabilities and other notes payable that exists on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,102,647, which includes cash of $405,712 plus the $696,935 promissory note that is in the name of JFK Cartage. The purchase consideration amount did not include the SBA loan of $503,065, and accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

Effective September 16, 2022, the Company’s newly formed wholly-owned subsidiary, TLSS-FC, closed on an acquisition of all outstanding stock of Freight Connections, a company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired (the “Freight Connections Seller”). Freight Connections was founded in 2016 and is a transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Freight Connections currently operates with 30 power units and 50 trailers, including dry vans, pups, flatbeds, step decks, and double drop trailers out of three buildings in the area with 200,000 square feet of warehouse and cross dock space, strategically located within one mile of each other. Freight Connections offers customers an array of services including truckload, LTL, and consolidating of cartage, construction-trade, air, and rail freight, as well as warehousing and distribution services. Prior to the closing, the Company, TLSSA and Freight Connections Seller entered into an amendment to their Stock Purchase and Sale Agreement, dated as of May 23, 2022 (the “Amended SPA”), and TLSSA assigned its interest in the Amended SPA to TLSS-FC. Pursuant to the Amended SPA, the total purchase price was $9,365,000, subject to certain adjustment. TLSS-FC: (i) paid $1,525,000 in cash at closing, (ii) Freight Connections entered into a $4,544,671 secured promissory note with the Freight Connections Seller, with interest accruing at the rate of 5% per annum and then 10% per annum as of March 1, 2023 (The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner (See Note 8). The promissory note is secured solely by the assets of Freight Connections), and (iii) assumed certain debt. The Company issued to the Freight Connections Seller 178,911,844 shares of the Company’s common stock and 32,374 shares of the Company’s Series H preferred stock which is convertible into an aggregate of 323,740,000 shares of the Company’s common stock based on a conversion of 10,000 shares of common stock for each share of Series H preferred stock outstanding. The common stock and the as if converted number of Series H preferred stock were valued at $0.0059 per share based on the quoted closing price of the Company’s common stock on the measurement date, for an aggregate fair value of $2,965,646. The number of shares was calculated as follows: (a) shares of common stock of the Company equal to no more than 4.99% of the number of shares of common stock outstanding immediately after such issuance, and (b) the balance of the shares in Series H Convertible Preferred Stock, a new series of non-voting, convertible preferred stock issuable to sellers in connection with acquisitions or strategic transactions approved by a majority of the directors of the Company. TLSS-FC agreed to pay certain accrued liabilities and other notes payable that existed on the books of Freight Connections and agreed to pay the $4,544,671 secured promissory note which was assumed by Freight Connections. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $9,035,317 which includes (i) cash paid of $1,525,000, (ii) the aggregate fair value of common shares and Series H preferred shares issued to Freight Connections Seller of $2,965,646, and (iii) the $4,544,671 secured promissory note in the name of Freight Connections. The purchase consideration amount does not include accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

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
SEPTEMBER 30, 2023
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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of JFK Cartage, Freight Connections and Severance Trucking had occurred as of the beginning of the following periods:

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Net Revenues	$16,366,511	$23,616,402
Net Loss	$(7,118,009)	$(2,583,829)
Net Loss Attributable to Common Shareholders	$(7,528,395)	$(2,901,100)
Net Loss per Share	$(0.00)	$(0.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Disposition

Sale of Shyp FX assets

On June 21, 2022, the Company sold substantially all of the assets of Shyp FX in an all-cash transaction. The purchaser was Farhoud Logistics Inc., a New Jersey corporation, an unrelated party. Under the terms of the sale, The Company sold the assets of Shyp FX consisting of transportation equipment and other equipment and the business of Shyp FX for $825,000. The Company received net proceeds of $748,500 which is net of a broker commission of $75,000 and other expenses of $4,214. $25,000 was being held in escrow, pending bulk sale tax clearance from the State of New Jersey and to cover the estimated cost of a vehicle repair. The Company received the escrowed funds during the fourth quarter of 2022. In connection with the sale of these assets, for the nine months ended September 30, 2022, the Company recorded a gain on the sale of $293,975. A loss on the sale of $720 was recorded during the nine months ended September 30, 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE AND NOTE RECEIVABLE

Accounts receivable

On September 30, 2023 and December 31, 2022, accounts receivable, net consisted of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$2,856,725	$2,523,778
Allowance for doubtful accounts for estimated losses	(819,427)	(464,452)
Accounts receivable, net	$2,037,298	$2,059,326

During the nine months ended September 30, 2023 and 2022, the Company recorded bad debt expense of $81,872 and $0, respectively, which is included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

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

NOTE 5 - PROPERTY AND EQUIPMENT

On September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Life	September 30, 2023	December 31, 2022
Revenue equipment	3 - 20 years	$3,003,653	$1,316,518
Machinery and equipment	1 - 10 years	568,136	440,863
Office equipment and furniture	1 - 3 years	116,460	106,172
Leasehold improvements	1 - 3 years	63,710	22,329
Subtotal		3,751,959	1,885,882
Less: accumulated depreciation		(655,369)	(278,670)
Property and equipment, net		$3,096,590	$1,607,212

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company sold delivery trucks and equipment with a net book value of $257,306 (See Note 3).

For the nine months ended September 30, 2023 and 2022, depreciation expenses amounted to $376,699 and $123,503, respectively, and are included in general and administrative expenses.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

As a result of the acquisition of Severance Trucking, during the nine months ended September 30, 2023, there was a $430,152 increase in the gross intangible assets made up of $430,152 of finite lived intangible assets (See Note 3). The increase in gross finite lived intangible assets is associated with customer relationships that have finite lives.

As a result of the acquisitions of JFK Cartage and Freight Connections, during the year ended December 31, 2022, there was a $7,750,835 increase in the gross intangible assets made up of $5,644,956 of finite lived intangible assets and $2,105,879 of goodwill (See Note 3). The increase in gross finite lived intangible assets is associated with customer relationships and covenants not to compete and have finite lives.

On September 30, 2023, intangible assets subject to amortization consisted of the following:

	2023
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	3-5	$3,794,595	$759,139	$3,035,456
Covenants not to compete	3-5	1,503,487	313,226	1,190,261
Other intangible assets	1	25,000	25,000	-
		$5,323,082	$1,097,365	$4,225,717

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

On December 31, 2022, intangible assets subject to amortization consisted of the following:

	2022
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	3-5	$3,364,444	$196,259	$3,168,185
Covenants not to compete	3-5	1,503,487	87,703	1,415,784
Other intangible assets	1	25,000	7,292	17,708
		$4,892,931	$291,254	$4,601,677

On September 30, 2023 and December 31, 2022, goodwill consisted of the following:

	Useful life	September 30, 2023	December 31, 2022
Goodwill (1)	-	$2,105,879	$2,105,879
		$2,105,879	$2,105,879

(1)	$502,642 of goodwill is related to a subsidiary that has negative equity as of September 30, 2023 and December 31, 2022.

For the nine months ended September 30, 2023 and 2022, amortization of intangible assets amounted to $806,111 and $409,047, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2024	$1,054,461
2025	1,054,461
2026	1,054,461
2027	1,013,895
2028	48,439
Total	$4,225,717

NOTE 7 – NOTES PAYABLE

Promissory notes

On July 31, 2022, in connection with the acquisition of JFK Cartage, JFK Cartage issued a promissory note in the amount of $696,935 (See Note 3). The principal amount of $98,448 was payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022. This amount was paid prior to December 31, 2022. The remaining balance of $598,487 is payable in three annual installments of $199,496, with interest at 5% per annum, payable on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On August 28, 2023 and effective on July 31, 2023, the Company and the JFK Cartage Seller entered into a First Amendment to Secured Promissory Note (the “Amended Note”) to extend the first annual installment due on July 31, 2023 which was treated as a note modification. Pursuant to the Amended Note, the Company shall pay:

(i)	An interest payment in the amount of $6,501 which was paid no later than July 28, 2023:
(ii)	23 equal weekly payments of interest only, each in the amount of $l,571 (each a “Weekly Interest Payment”) payable commencing on July 28, 2023, with the last Weekly Interest Payment due on or before December 29, 2023;
(iii)	$199,495.67 shall. be payable on December 31, 2023;
(iv)	$199,495.67 shall be payable on July 31, 2024, plus interest at 5% per annum for the 7 months of January 2024 through July 2024, in the total amount of $11,637.25 and,
(v)	$l99,499.68 payable on July 31, 2025. plus interest at 5% per annum for the 12 months from August 2024 through July 2025 in the total amount of $9,975.

On September 30, 2023 and December 31, 2022, the principal amount related to the Amended Note was $598,487.

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed an SBA loan that existed on the books of JFK Cartage in the amount of $500,000 and the related accrued interest. The Company repaid this SBA loan and all accrued interest in August 2022.

On January 31, 2023, in connection with the acquisition of Severance Trucking, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Trucking Sellers. The secured promissory accrues interest at the rate of 12% per annum. The entire unpaid principal under the note, was due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note is secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. On September 30, 2023, the principal amount related to this note was $1,572,939. On November 8, 2023, the Company and the Sellers entered into a Post Closing Agreement and a First Amending to Secured Promissory Note, which amends certain terms of the Stock Purchase Agreement, dated January 4, 2023 (the “SPA”), and provided for an accounting of certain post-closing obligations and accounts. Among other things, the Post-Closing Agreement provided for a reduction of $171,887 in the principal amount payable under the purchase price promissory note due to a post-closing adjustment of closing date working capital; an extension of the maturity date of the purchase price promissory note from August 1, 2024 to February 1, 2025, with adjustment to its payment schedule (See Note 15 – Subsequent Events).

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed a merchant loan with Paypal in the amount of $15,612. This merchant was repaid and on December 31, 2022, the merchant loan amount due to Paypal was $0.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Equipment and auto notes payable

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On September 30, 2023 and December 31, 2022, equipment notes payable to these entities amounted to $2,846 and $9,605, respectively.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. On September 30, 2023 and December 31, 2022, the equipment note payable to this entity amounted to $36,827 and $42,424, respectively.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed several equipment notes payable due to entities amounting to $583,274. On September 30, 2023 and December 31, 2022, equipment notes payable to these entities amounted to $404,445 and $533,669, respectively.

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On September 30, 2023 and December 31, 2022, the equipment note payable to this entity amounted to $46,183 and $55,720, respectively.

On January 17, 2023, Cougar Express entered into a promissory note for the purchase of two trucks in the amount of $196,700. The note is due in sixty monthly installments of $4,059 which began in August 2022. The note was secured by the trucks. On September 30, 2023, the equipment note payable to this entity amounted to $175,156.

In connection with the acquisition of Severance Trucking, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On September 30, 2023, equipment note payable to this entity amounted to $18,325.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On September 30, 2023, the equipment note payable to this entity amounted to $45,227.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On September 30, 2023, the equipment note payable to this entity amounted to $48,863.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On September 30, 2023, the equipment note payable to this entity amounted to $270,667.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On September 30, 2023, the equipment note payable to this entity amounted to $83,398.

On September 30, 2023 and December 31, 2022, notes payable consisted of the following:

	September 30, 2023	December 31, 2022
Principal amounts	$3,303,363	$1,239,906
Less: current portion of notes payable	(1,578,651)	(408,407)
Notes payable – long-term	$1,724,712	$831,499

As of September 30, 2023, future maturities of notes payable are as follows:

Year ending September 30:	Amount
2024	$1,578,651
2025	1,036,541
2026	451,351
2027	165,542
2028	71,278
$3,303,363

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

NOTE 8– NOTES PAYABLE – RELATED PARTIES

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who is considered a related party (See Note 3). The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. During the nine months ended September 30, 2023, interest expense related to this promissory note amounted to $307,397. On September 30, 2023 and December 31, 2022, the principal amount related to this note was $4,544,671.

On April 14, 2023, the Company’s Board of Directors approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provide for interest at 12% per annum. The maturity date of the financing will be December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility will be made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors. During the nine months ended September 30, 2023, interest expense related to this promissory note amounted to $34,027. On September 30, 2023, the aggregate principal amount related to these notes was $600,000 and accrued interest payable amounted to $34,027, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheet.

NOTE 9– SHAREHOLDERS’ EQUITY (DEFICIT)

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

Series B preferred shares

In August 2019, the Company designated Series B Preferred Shares consisting of 1,700,000 shares with a par value of $0.001 and a stated value of $0.001. The Series B preferred shares have no voting rights and are not redeemable. Each share of Series B Preferred stock is convertible into one share of common stock at the option of the holder subject to beneficial ownership limitation. In April 2022, the Company and Bellridge entered into a settlement agreement pursuant to which 700,000 shares of Series B preferred shares were cancelled and the Company recorded settlement income of $700. On September 30, 2023 and December 31, 2022, there were no Series B preferred stock issued and outstanding.

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

As of September 30, 2023 and December 31, 2022, no shares of Series D Preferred were outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

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

The Company agreed with the holder of the Company’s remaining outstanding Series E Convertible Preferred Stock (“Series E Stock”) that, contingent on the Offer being exercised with regard to Eligible Warrants aggregating the minimum proceeds, the Company would reduce the conversion price of the Series E Stock and exercise price of Series E warrants to $0.003 per share. As a result of the Company’s receipt of the minimum proceeds, the conversion price for all 21,418 remaining outstanding Series E Stock and the exercise price of the Series E warrants shall henceforth be $0.003 per share. (See Warrants discussion below)

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

From and after the Original Issuance Date, cumulative dividends on each share of Series E shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of September 30, 2023 and December 31, 2022, the Company has accrued dividends of $173,914 and $161,092, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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
SEPTEMBER 30, 2023
(Unaudited)

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

Through September 30, 2023, the Company received proceeds of $619,111 for the exercise of warrants to purchase 309,555,430. The proceeds are being used by the Company to meet general capital requirements. (See Warrants discussion below)

Under the terms of the Eligible Warrants, if, other than upon conversion of existing convertible preferred stock, the Company issues shares of common stock, or securities exercisable to purchase or convertible into, shares of common stock, for a purchase price that is less than the exercise price of Eligible Warrants in effect at such time, then the exercise price of all Eligible Warrants will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share, the exercise price for all remaining Eligible Warrants shall henceforth be $0.002 per share.

Under the terms of the Company’s Series G, if the Company issues or sells (or is deemed to have issued or sold) additional shares of common stock for a price-per-share that is less than the price equal to the conversion price of the Series G held by the holders of the Series G immediately prior to such issuance, then the conversion price of the Series G will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share, the conversion price for all 475,500 remaining outstanding Series G shall henceforth be $0.002 per share.

From and after the Original Issuance Date, cumulative dividends on each share of Series G shall accrue, whether or not declared by the Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Stated Value plus all unpaid accrued and accumulated dividends thereon. As of September 30, 2023 and December 31, 2022, the Company has accrued dividends of $539,788 and $385,009, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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
SEPTEMBER 30, 2023
(Unaudited)

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
SEPTEMBER 30, 2023
(Unaudited)

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

During the three months ended September 30, 2023, the Company issued 458,238,595 shares of its common stock in connection with the conversion of 70,500 shares of Series G and accrued dividends payable of $54,911. The conversion ratio was based on the Series G certificate of designation, as amended.

Series H preferred shares

On September 20, 2022, the Company’s Board of Directors (the “Board”) Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (the “Series H COD”) with the Secretary of State of the State of Nevada designating 35,000 shares of preferred stock as Series H (“Series H”). The Series H has no stated value. Pursuant with the Series H COD;

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

In connection with the acquisitions of Freight Connections, on September 16, 2022, the Company issued 32,374 shares of Series H preferred stock. These shares were valued in the amount of $1,910,066 based on the as if converted fair value of the underlying common shares, or $0.0059 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

John Mercadante, a member of the Board of Directors of the Company, is the holder of 100% of one issued and outstanding share of Series I Preferred Stock. The Series I Preferred Stock was determined to have no value.

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

During the three months ended September 30, 2023, the Company issued 458,238,595 shares of its common stock in connection with the conversion of 70,500 shares of Series G and accrued dividends payable of $54,911. The conversion ratio was based on the Series G certificate of designation, as amended.

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

During the three months ended September 30, 2023, the Company issued 127,920,572 shares of its common stock and received proceeds of $255,841 from the exercise of 127,920,572 warrants at $0.002 per share.

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
SEPTEMBER 30, 2023
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

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to the Company’s former chief financial officer for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $125,000 and recorded stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

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

During the three months ended June 30, 2023, the Company’s Board of Directors granted certain employees an aggregate of 7,080,893 shares of its common stock which were valued at $35,000, or $0.0049 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments from the gate of grant. In connection with these shares, the Company valued these common shares at a fair value of $35,000 and will record stock-based compensation expense over the one-year vesting period. On July 31, 2023, 1,238,095 non-vested shares were cancelled due to the departure of an employee.

During the nine months ended September 30, 2023 and 2022, aggregate accretion of stock-based compensation expense on the above granted shares, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $349,314 and $1,221,077, respectively. Total unrecognized compensation expense related to these vested and unvested common shares on September 30, 2023 amounted to $197,281 which will be amortized over the remaining vesting period of approximately one year.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	91,594,824	$0.011
Granted	34,170,054	0.004
Forfeited	(1,238,095)	(0.005)
Shares vested	(55,540,101)	(0.008)
Non-vested, September 30, 2023	68,986,682	$0.010

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

On June 29, 2023, the Company calculated the fair value of the Eligible Warrants prior to the ratchet provision and the fair value of the Eligible warrants after the ratchet provision using a Binomial pricing model. Based on this calculation, the incremental value received by the warrant holders was calculated and amounted to $255,986. This incremental value was allocated as follows: $52,508 was allocated to additional paid-in capital as offering cost associated with the exercise of warrants, and the Company recorded a deemed dividend of $203,478 related to Eligible Warrants that were not exercised pursuant to the offer.

During the three months ended June 30, 2023, the Company issued 181,634,858 shares of its common stock and received proceeds of $363,270 from the exercise of 181,634,858 warrants at $0.002 per share. The proceeds are being used by the Company to meet general capital requirements.

During the three months ended September 30, 2023, the Company issued 127,920,572 shares of its common stock and received proceeds of $255,841 from the exercise of 127,920,572 warrants at $0.002 per share.

Warrant activities for the nine months ended September 30, 2023 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	1,258,008,109	$0.014	3.80	$0
Exercised	(309,555,430)	(0.002)	-	-
Balance Outstanding September 30, 2023	948,452,679	$0.008	3.06	$0
Exercisable, September 30, 2023	948,452,679	$0.008	3.06	$0

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Stock options

Stock option activities for the nine months ended September 30, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	80,000	$8.85	1.33	$-
Granted/Cancelled	-	-	-	-
Balance Outstanding September 30, 2023	80,000	$8.85	0.59	$-
Exercisable, September 30, 2023	80,000	$8.85	0.59	$-

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

In connection with the finalization of the ABC, the Assignee has demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 and as of September 30, 2023 and December 31, 2022, the Company accrued the potential settlement amount of $200,000 which is included in accrued expenses on the accompanying unaudited consolidated balance sheets. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 27, 2023, the Court approved this settlement.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, during the period from September 30, 2021 to September 30, 2023, whether material or not.

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

On April 29, 2022, all parties to the Bellridge State Court Action agreed to settle the case and exchange mutual general releases for a cash payment by the Company to Bellridge of $250,000, which amount was paid in May 2022, at which time the releases took effect. In partial consideration for the settlement, the Company and Bellridge also cancelled the 700,000 shares of Series B Preferred Stock previously held by Bellridge, as reflected on the Company’s balance sheets as of December 31, 2021. In connection with this settlement, during the year ended December 31, 2022, the Company recorded settlement expense of $227,811 and as of December 31, 2022, the Company has no further obligations to Bellridge.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

On July 20, 2023, SCS moved for summary judgment in this action. On July 27, 2023, the Company filed papers opposing the motion. On August 21, 2023, the court conferenced SCS’s motion for summary judgment and SCS’s motion to strike counterclaims and dismiss the counterclaims. The court indicated it would deny the first motion and grant the second motion. On September 5, 2023, the Company filed Amended Affirmative Defenses and an Amended Counterclaim. On October 2, 2023, DCS filed a motion to Dismiss the Amended Counterclaim but it did not file a motion to strike the Amended Affirmative Defenses. On October 3, 2023, the Company filed a motion to strike SCS’s Motion to Dismiss the Amended Counterclaim on the grounds that SCS’s motion was not filed within ten (10) days as required under Florida law.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint, as well as valid affirmative defenses and counterclaims. The Company therefore intends to defend this case vigorously.

Because there have been no further filings or proceedings on this case since April 2022, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, the demand remains at $42,000.

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
SEPTEMBER 30, 2023
(Unaudited)

On October 5, 2022, SCS filed an Amended Complaint in this action. By order dated and issued December 19, 2022, the Circuit Judge assigned to this case once again dismissed the case, finding (a) that SCS still failed to adequately allege it has standing and (b) that the complaint still fails to adequately allege a cognizable claim. Once again, however, the dismissal was without prejudice.

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. On May 15, 2023, the Court issued a summary order denying the defendants’ motion to dismiss. On June 1, 2023, all defendants moved for reconsideration of the May 15 order. To date, SCS has not filed papers opposing the motion for reconsideration. Argument on the application to reconsider has been set for November 29, 2023.

The Company believes the action to be frivolous and intend to mount a vigorous defense to this action.

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
SEPTEMBER 30, 2023
(Unaudited)

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

In an order entered October 25, 2023, the Court ordered that all fact discovery must be completed by January 2, 2024, and that all expert discovery must be completed by March 30, 2024. The Court indicated that it would not entertain any further applications to extend the discovery period even if filed on consent.

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

On December 16, 2022, all defendants filed an answer and affirmative defenses, denying all claims for statutory violations. The case is currently in discovery. The conduct alleged in the complaint occurred prior to the Company’s July 31, 2022, acquisition of JFK Cartage, Inc. The Company believes that, in relation to this action, it has a right to full indemnification from the selling stockholder (including attorneys’ fees) as well as set-off rights against notes payable to the selling stockholder.

Owing to (among other things) the fact that discovery in this action has just begun, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

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

FC was not aware of the lawsuit until late July 2023, whereupon it filed a (i) motion to vacate the judgment and an associated writ of garnishment served on a commercial bank; (b) a motion for sanctions against Mode’s prior counsel; and (c) a motion for a rehearing. After a two-day evidentiary hearing, FC’s motion to vacate was denied by the court.

FC has advised the Company that certain of the invoices comprising the $52,328 demand were paid and that FC may have defenses to certain other invoices.

Given that a court has issued a default judgment which has not yet been vacated and may never be, the Company accrued a reserve of $52,328 on its balance sheet as of September 30, 2023.

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
SEPTEMBER 30, 2023
(Unaudited)

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

Joseph Corbisiero v. Freight Connections, Inc., TLSS and TLSS-FC

On October 19, 2023, Joseph Corbisiero (“Corbisiero”) filed an action in the Superior Court of the State of New Jersey, Bergen County, against the Company’s subsidiary, Freight Connections, Inc. (“FC”), the Company, and the Company’s TLSS-FC, Inc. subsidiary. The case has been assigned # BER-L-005669-23. Corbisiero, who was then the sole stockholder of FC, sold all outstanding shares of FC capital stock to TLSS-FC effective September 16, 2022 (the “FC Closing Date”) and has acted as the CEO of FC since then.

The complaint in this action contains two counts, one for the alleged breach of a $4,544.671.23 secured promissory note executed by FC in Corbisiero’s favor as of the FC Closing Date (the “FC Promissory Note”), and the other for enforcement of a security agreement, also dated as of the FC Closing Date, pursuant to which FC granted Corbiserio a lien and security interest “on all” of FC’s property, assets and rights of every kind (the “FC Security Agreement”). Neither the Company, nor TLSS-FC, is a party to the FC Promissory Note or the FC Security Agreement. In the lawsuit, the Company and TLSS-FC are each denominated a “Nominal Defendant” and the complaint does not seek relief from either entity.

In the complaint, Corbisiero alleges that FC defaulted on the FC Promissory Note by failing to pay monthly interest beginning in or around August 1, 2023. Plaintiff also alleges that, by reason of its default, FC is also liable for default interest of 18% per annum plus late charges of 5% each delinquent payment, plus costs of collection. The complaint further alleges that by reason of FC’s default, FC became liable for the full repayment of principal prior to the December 31, 2023, maturity date set forth in the note.

The complaint also contains a single paragraph in which it is alleged that “TLSS and TLSS-FC are necessary and indispensable parties to the instant action by virtue of each entity’s express covenant and agreement to indemnify, defend, protect and hold harmless Plaintiff from and against all losses incurred by Plaintiff in connection with, among other things, any breach or nonfulfillment of any covenant or agreement on the part of TLSS-FC and TLSS under [the stock purchase and sale agreement pursuant to which, as amended, TLSS-FC (the “FC SPSA”) acquired the then-outstanding capital stock of FC].”

TLSS and TLSS-FC believe they have a good-faith argument that they are not amenable to personal jurisdiction in the courts of New Jersey. In addition, TLSS is not a party of the FC SPSA and, while TLCC-FC is an assignee of the purchaser under the FC SPSA, the purchaser’s indemnification obligation thereunder (see § 7.3) is limited to alleged breaches of representations, warranties and covenants in the FC SPSA and therefore does not encompass alleged violations of the FC Promissory Note. In addition, while FC has not, in fact, paid interest on the FC Promissory Note since July 2023, FC contends that, effective August 2023 it was relieved of its obligation to pay such interest because, starting in August 2023, Corbisiero refused to engage in the purchase-price adjustment procedure mandated by Section 1.4 of the FC SPSA, pursuant to which Corbisiero was obligated, among other things, to supply accounting and other workpapers sufficient to document that the figure for FC’s March 31, 2022 working capital was calculated “using the same methodologies, principles and procedures” used in the preparation of FC’s December 31, 2020 and December 31, 2021 financial statements (SPSA § 3.5) and that all such financial statements, including the unaudited FC balance sheet as of March 31, 2022, and the related unaudited statements of operations, of shareholder’s equity and of cash flows for each of one-year periods ended December 31, 2020 and December 31, 2021, together with the related notes and schedules, “present fairly, in all material respects, the financial position and results of operations of [FC] as of the dates of such statements and for the periods covered thereby on a cash basis.”

Owing to (among other things) the fact that this action has just begun, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, for FC, TLSS or TLSS-FC, nor is it possible to estimate the amount or range of any potential loss in the matter.

Other than discussed above, as of September 30, 2023, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of our operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

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

On January 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano was appointed the Company’s Treasurer. Mr. James Giordano’s employment with the Company was at will. He received annual compensation of $250,000 and was entitled to an annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to Mr. James Giordano for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. In connection with these shares, the Company valued these common shares at a fair value of $125,000 and recorded stock-based compensation expense over the vesting period (See Note 9). On July 6, 2022, the Company entered into a definitive Employment Agreement with James Giordano for Mr. Giordano to serve as the Company’s Chief Financial Officer. The term of such Employment agreement was for a period of two and one-half years through December 31, 2025, which term may not be terminated early by the Company except for “cause” as defined in such agreement. Annual base compensation was $250,000, with an annual bonus for 2022 in total up to a maximum of $125,000 per year conditioned on the achievement of specified milestones, and future annual bonuses to be conditioned on achievement of milestones to be negotiated based on the circumstances of the Company at such time. Effective October 13, 2023, Mr. James Giordano terminated his employment with the Company and was entitled to two weeks of severance pay and payment of health insurance through December 31, 2023. Mr. James Giordano acknowledged that due to his resignation decision, he is not entitled to any other severance or termination payments that may have been provided for pursuant to his employment agreement.

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

NOTE 12– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

Freight Connections incurred outside trucking costs with companies owned by the Freight Connections Seller, who is currently Freight Connection’s chief executive officer. In connection with the outside trucking services, During the three and nine months ended September 30, 2023, Freight Connections recorded aggregate outside trucking expense of $407,744 and $1,649,120, which is included in costs of sales on the unaudited accompanying consolidated statement of operations, respectively. As of September 30, 2023 and December 31, 2022, the aggregate amount due to these companies amounted to $348,396 and $115,117, respectively, which is included in accounts payable on the accompanying unaudited consolidated balance sheets.

Notes payable – related parties

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who is considered a related party. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note is secured solely by the assets of Freight Connections. During the nine months ended September 30, 2023, interest expense related to this promissory note amounted to $307,397. On September 30, 2023 and December 31, 2022, the principal amount related to this note was $4,544,671.

On April 14, 2023, the Company’s Board of Directors approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provide for interest at 12% per annum. The maturity date of the financing will be December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility will be made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors. During the nine months ended September 30, 2023, interest expense related to this promissory note amounted to $34,027. On September 30, 2023, the aggregate principal amount related to these notes was $600,000 and accrued interest payable amounted to $34,027, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheet.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

NOTE 13 – CONCENTRATIONS

For the nine months ended September 30, 2023, no customer represented over 10% of the Company’s total net revenues. For the nine months ended September 30, 2022, three customers represented 48.2% of the Company’s total net revenues (12.1%, 17.5% and 18.6%, respectively). On September 30, 2023, one customer represented approximately 15.0% of the Company’s net accounts receivable balance. On December 31, 2022, three customers represented 46.7% (18.2%, 17.9% and 10.6%, respectively) of the Company’s net accounts receivable balance.

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

During the nine months ended September 30, 2023 and 2022, in connection with its property operating leases, the Company recorded rent expense of $3,308,317 and $430,011, respectively, which is expensed during the period and included in operating expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities was discount rates ranging from 8% to 9% which was based on the Company’s estimated average incremental borrowing rate.

On September 30, 2023 and December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2023	December 31, 2022
Office leases and equipment right of use assets	$13,500,093	$9,084,594
Less: accumulated amortization	(3,009,694)	(627,511)
Balance of ROU assets	$10,490,399	$8,457,083

On September 30, 2023 and December 31, 2022, operating and financing lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2023	December 31, 2022
Lease liabilities related to office leases and revenue equipment right of use assets	$10,770,921	$8,495,036
Less: current portion of lease liabilities	(3,265,828)	(2,081,099)
Lease liabilities – long-term	$7,505,093	$6,413,937

On September 30, 2023, future minimum base lease payments due under non-cancelable operating and financing leases are as follows:

Twelve months ended September 30,	Amount
2024	$4,054,375
2025	3,396,170
2026	3,017,824
2027	1,655,699
2028	295,262
Thereafter	40,493
Total minimum non-cancelable operating lease payments	12,459,823
Less: discount to fair value	(1,688,902)
Total lease liability on September 30, 2023	$10,770,921

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

Assignment for the benefit of creditors

On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 27, 2023, the Court approved this settlement (See Note 10).

Note payable – related party

On April 14, 2023, the Company’s Board of Directors approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provide for interest at 12% per annum. The maturity date of the financing will be December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility will be made on promissory notes. During October 2023, the Company received a loan under the Credit Facility in the amount of $500,000 from John Mercadante. Mr. Mercadante is a Director of the Company;

Post Closing Agreement and First Amendment to Secured Promissory Note with Severance Trucking Sellers

On November 8, 2023, the Company and the Severance Trucking Sellers entered into a Post Closing Agreement and a First Amendment to Secured Promissory Note, which reflects certain posting closing adjustments to the purchase price and modifies and extends the repayment terms of the Secured Promissory Note (See Note 3 and 7). The Post Closing Agreement amends certain terms of the Stock Purchase Agreement, dated January 4, 2023 (the “SPA”), and provided for an accounting of certain post-closing obligations and accounts. Among other things, the Post-Closing Agreement provided for a reduction of $171,887 in the principal amount payable under the purchase price promissory note due to a post-closing adjustment of closing date working capital; an extension of the maturity date of the purchase price promissory note from August 1, 2024 to February 1, 2025, with adjustment to its payment schedule. Pursuant to the First Amendment to the Secured Promissory Note, the following payment shall be made:

Payment Due Date	Outstanding Interest Due (2/1/23 – 1/31/24)	Regular Interest Due (2/1/24 – 2/1/25)	Principal Payment Due	Less: Working Capital Deficit Applied	Total Payment Due
December 1, 2023	$47,717	$-	$5,283	$-	$53,000
January 1, 2024	-	-	53,000	-	53,000
February 1, 2024	-	498	504,885	-	505,383
August 1, 2024	-	60,088	504,885	-	564,973
February 1, 2024	-	30,708	504,886	(171,887)	363,707
Total	$47,717	$91,294	$1,572,939	$(171,887)	$1,540,063

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

Risks and uncertainties

We maintain our cash in bank and financial institution deposits that at times may exceed federally insured limits. On September 30, 2023, cash in bank in excess of FDIC insured levels amounted to $0. On March 12, 2023, Signature Bank, our financial institution, was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that was operated by the FDIC. At the time of closing, the Company had all of its cash at Signature Bank. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC, the Company expected to have access to all of its deposits at Signature Bank. We did not lose access to our accounts or experience interruptions in banking services, and we suffered no losses with respect to our deposits at Signature Bank as a result of the bank’s closure. Normal banking activities resumed on Monday, March 13, 2023. We are currently looking at additional banking options to ensure that our exposure is limited or reduced to the FDIC protection limits.

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

Overview

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a holding company incorporated under the laws of the State of Nevada, on July 25, 2008. Its active wholly-owned operating subsidiaries, Cougar Express, Inc., Freight Connections, Inc., JFK Cartage, Inc., and Severance Trucking Co., Inc., along with Severance Warehousing, Inc. and McGrath Trailer Leasing, Inc., and hereafter referred to as “Severance Trucking” (acquired in 2023), together provide a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. Such entities operate several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. Inactive subsidiaries include: TLSS Acquisition, Inc. (“TLSSA”), Shyp CX, Inc. (“Shyp CX”), Shyp FX, Inc. (“Shyp FX”), TLSS-FC, Inc. (“TLSS-FC”) and TLSS-STI, Inc. (“TLSS-STI”).

We are primarily an asset-based point-to-point delivery company. An asset-based delivery company, as compared to a non-asset-based delivery company, owns its own transportation equipment and employs its own drivers. As of September 30, 2023, through our active subsidiaries, we owned approximately 85 vehicles consisting of trucks, box trucks and vans, 86 trailers, and 21 forklifts, while employing approximately 65 drivers.

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

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. JFK Cartage operates from a 31,000 square foot warehouse with ten drive-in doors and is strategically located approximately six miles from JFK International Airport. JFK Cartage has been in business since 2008 and has been providing warehousing, cross-dock services, pickup and deliveries, and general trucking, handling airfreight, trade show freight, expedited and hotshot demand work, LTL/cartage as well as FTL, reverse logistics, white glove and residential delivery services to a broad base of over 95 commercial accounts and residential customers. JFK Cartage operates a wide-ranging fleet of specialty vehicles, from its Sprinter vans to full 53-ft. tractor trailers. JFK Cartage, with its assets, fleet and warehouse is believed to be one of the largest leading cartage agents serving the New York Tri-State area. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000, subject to certain adjustments. The Company: (i) paid $405,712 in cash at closing; and (ii) JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller, $98,448 of which is payable weekly, in the amount of 25% of accounts receivable collected, but in any event, no later than October 4, 2022. This amount was paid prior to December 31, 2022. The remaining balance of $598,487 was payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On August 28, 2023 and effective on July 31, 2023, the Company and the JFK Cartage Seller entered into a First Amendment to Secured Promissory Note (the “Amended Note”) to extend the first annual installment due on July 31, 2023, Pursuant to the Amended Note, the Company shall pay:

(i)	An interest payment in the amount of $6,50I (which was paid) no later than July 28, 2023:
(ii)	23 equal weekly payments of interest only, each in the amount of $l,571 (each a “Weekly Interest Payment”) payable commencing on July 28, 2023, with the last Weekly Interest Payment due on or before December 29, 2023;
(iii)	$199,495.67 shall. be payable on December 31, 2023;
(iv)	$199,495.67 shall be payable on July 31, 2024, plus interest at 5% per annum for the 7 months of January 2024 through July 2024, in the total amount of $11,637.25 and,
(v)	$l99,499.68 payable on July 31, 2025 plus interest at 5% per annum for the 12 months from August 2024 through July 2025 in the total amount of $9,975.

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

On February 3, 2023, our newly formed wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of Severance Trucking Co., Inc., Severance Warehousing, Inc. and McGrath Trailer Leasing, Inc., which together, offer LTL trucking services throughout New England (collectively, “Severance Trucking”), with an effective date as of the close of business on January 31 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Sellers”). None of the Sellers are affiliated with the Company or its affiliates. Severance is a privately-owned full-service transportation carrier and logistics business that has been in operation for over 100 years specializing in LTL trucking that provides next day service to major cities in New England and New York, with cartage and interline agreements with respected carriers that ensure reliable deliveries anywhere in the United States and Canada. With annual revenues of over $13.0 million in 2022, Severance currently operates with over 120 power units and trailers and has two locations, comprised of approximately 18,000 square feet of warehouse and cross dock space, 9,000 square feet of office and 5,750 square feet of repair facilities located in Dracut, Massachusetts and approximately 16,000 square feet of warehouse space in North Haven, Connecticut. The total purchase price was $2,250,000 plus closing expenses of $36,525. TLSS-STI: (i) paid $713,586 in cash, and (ii) entered into a $1,572,939 secured promissory note with the Seller, with interest accruing at the rate of 12% per annum. The entire unpaid principal under the note, was due and payable in three (3) equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. On November 8, 2023, the Company and the Sellers entered into a Post Closing Agreement and a First Amending to Secured Promissory Note, which amends certain terms of the Stock Purchase Agreement, dated January 4, 2023 (the “SPA”), and provided for an accounting of certain post-closing obligations and accounts. Among other things, the Post-Closing Agreement provided for a reduction of $171,887 in the principal amount payable under the purchase price promissory note due to a post-closing adjustment of closing date working capital; an extension of the maturity date of the purchase price promissory note from August 1, 2024 to February 1, 2025, with adjustment to its payment schedule (See Note 15 – Subsequent Events). The promissory note is secured solely by the assets of Severance and a corporate guaranty from TLSS.

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

We have identified the accounting policies below as critical to our business operation:

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit worthiness, and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

Inherent within the Company’s revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than five days, of the average shipment cycle. On September 30, 2023 and December 31, 2022, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

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

For the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2023 and 2022. The financial information below is derived from our unaudited consolidated financial statements included in this Quarterly Report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,947,684	$1,700,854	$15,604,451	$4,364,747
Operating expenses	7,274,904	2,717,133	21,694,078	8,186,339
Loss from operations	(2,327,220)	(1,016,279)	(6,089,627)	(3,821,592)
Other (expenses) income, net	(340,775)	(27,499)	(703,075)	31,617
Net loss	(2,667,995)	(1,043,778)	(6,792,702)	(3,789,975)
Deemed and accrued dividends	(62,660)	(101,386)	(473,046)	(317,271)
Net loss attributable to common shareholders	$(2,730,655)	$(1,145,164)	$(7,265,748)	$(4,107,246)

Results of Operations

Revenues

During the three months ended September 30, 2023, our revenues were $4,947,684 as compared to $1,700,854 during the three months ended September 30, 2022, an increase of $3,246,830, or 190.9%. During the nine months ended September 30, 2023, our revenues were $15,604,451 as compared to $4,364,747 during the nine months ended September 30, 2022, an increase of $11,239,704, or 257.5%. This increase was primarily a result of revenues generated from our acquired companies as follows:

●	During the three and nine months ended September 30, 2023, Freight Connections, which was acquired in September 2022, generated revenues of $1,643,449 and $6,157,698, respectively. During the three and nine months ended September 30, 2022, Freight Connections, which was acquired in September 2022, generated revenues of $343,509 and $343,509, respectively.

●	During the three and nine months ended September 30, 2023, Severance Trucking, which was acquired in January 2023, generated revenues of $2,548,536 and $6,945,156, respectively.

Beginning in January 2023, the operations of Cougar Express and JFK Cartage have been combined into Cougar Express. During the three months ended September 30, 2023, Cougar Express generated revenues of $755,699 as compared to $1,357,345 during the three months ended September 30, 2022, a decrease of $601,676, or 44.3%. During the nine months ended September 30, 2023, Cougar Express generated revenues of $2,501,597 as compared to $3,492,750 during the nine months ended September 30, 2022, a decrease of $991,154, or 28.4%.

On June 21, 2022, we sold substantially all the assets of Shyp FX in an all-cash transaction. During the three and nine months ended September 30, 2022, we generated revenues from our Shyp FX operation of $0 and $528,488, respectively. Subsequent to June 21, 2022, we no longer generate this revenue.

We continue to explore other strategic relationships and identify potential acquisition opportunities, while continuing to execute our business plan. In 2022, we completed the acquisition of JFK Cartage and Freight Connections and in 2023, we acquired Severance Trucking.

Operating Expenses

During the three months ended September 30, 2023, total operating expenses amounted to $7,274,904 as compared to $2,717,133 during the three months ended September 30, 2022, an increase of $4,557,771, or 167.7%. During the nine months ended September 30, 2023, total operating expenses amounted to $21,694,078 as compared to $8,186,339 during the nine months ended September 30, 2022, an increase of $13,507,739, or 165.0%. During the three and nine months ended September 30, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues (exclusive of depreciation and amortization)	$3,361,812	$1,236,630	$9,506,063	$3,221,182
Cost of revenues – related parties	407,744	-	1,649,120	-
Compensation and related benefits	1,247,795	720,339	3,825,384	2,770,092
Legal and professional Fees	370,105	259,597	1,349,469	948,094
Rent	1,132,618	217,717	3,308,317	430,011
Depreciation and amortization	407,310	155,050	1,182,810	532,550
General and administrative expenses	347,520	127,800	872,915	284,410
Total Operating Expenses	$7,274,904	$2,717,133	$21,694,078	$8,186,339

Cost of revenues (exclusive of depreciation and amortization)

During the three months ended September 30, 2023, our aggregate cost of revenues (exclusive of depreciation and amortization) was $3,769,556 as compared to $1,236,630 during the three months ended September 30, 2022, an increase of $2,532,926, or 204.8%. During the nine months ended September 30, 2023, our aggregate cost of revenues (exclusive of depreciation and amortization) was $11,155,183 as compared to $3,221,182 during the nine months ended September 30, 2022, an increase of $7,934,001, or 246.3%. Cost of revenues consists of truck and van rental fees, insurance, gas, maintenance, parking and tolls, and compensation and related benefits. The increase in cost of revenues for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily resulted from the acquisitions of Freight Connections and Severance Trucking in September 2022 and January 2023, respectively, which generated aggregate increases in cost of revenues of $3,019,171 and $9,310,314, respectively. Subsequent to the acquisition of JFK Cartage on July 31, 2022, we began consolidating the operations of Cougar and JFK which has lowered our cost of revenues and our cost of revenues related to Cougar and JFK decreased due to a decrease in revenues.

Compensation and related benefits

For the three months ended September 30, 2023, compensation and related benefits amounted to $1,247,795 as compared to $720,339 for the three months ended September 30, 2022, an increase of $527,456, or 73.2%, which was primarily attributable to a decrease in stock-based compensation of $94,060 and other compensation of $18,407, offset by an increase in compensation and related benefits in connection with the acquisition of Freight Connections, and Severance Trucking. During the three months ended September 30, 2023, Freight Connections and Severance Trucking incurred aggregate compensation and related benefits of $639,923.

For the nine months ended September 30, 2023, compensation and related benefits amounted to $3,825,384 as compared to $2,770,092 for the nine months ended September 30, 2022, an increase of $1,055,292, or 38.1%, which was primarily attributable to a decrease in stock-based compensation of $871,763, offset by an increase in executive and administrative compensation and related benefits of $63,245 and an increase in compensation and related benefits incurred in connection with the acquisition of Freight Connections, and Severance Trucking. During the nine months ended September 30, 2023, Freight Connections and Severance Trucking incurred aggregate compensation and related benefits of $1,863,810.

Legal and professional fees

For the three months ended September 30, 2023, legal and professional fees were $370,105 as compared to $259,597 for the three months ended September 30, 2022, an increase of $110,508, or 42.6%. During the three months ended September 30, 2023, we had an increase in accounting fees of $62,473 attributable to an increase in audit and accounting fees incurred as a result of our recent acquisitions, and an increase in legal fees of $66,356, offset by a decrease in other professional fees of $18,321.

For the nine months ended September 30, 2023, legal and professional fees were $1,349,469 as compared to $948,094 for the nine months ended September 30, 2022, an increase of $401,375, or 42.3%. During the nine months ended September 30, 2023, we had an increase in accounting fees of $423,917 attributable to an increase in audit and accounting fees incurred as a result of our recent acquisitions and an increase in legal fees of $55,866, offset by an overall decrease in other professional fees of $78,408.

Rent expense

For the three months ended September 30, 2023, rent expense was $1,132,618 as compared to $217,717 for the three months ended September 30, 2022, an increase of $914,901, or 420.2%. For the nine months ended September 30, 2023, rent expense was $3,308,317 as compared to $430,011 for the nine months ended September 30, 2022, an increase of $2,878,306, or 669.4%. This increase was attributable to the acquisition of Freight Connections and Severance Trucking in September 2022 and January 2023, respectively. Additionally, we incurred rent expense in connection with the acquisition of JFK Cartage in July 2023. The lease of Cougar Express, expired on December 31, 2021 and we occupied the facility on a month-to-month basis through September 30, 2022 at which time we vacated the premises and moved the Cougar Express operations into the JFK Cartage facility.

Depreciation and amortization

For the three months ended September 30, 2023, depreciation and amortization expenses were $407,310 as compared to $155,050 for the three months ended September 30, 2022, an increase of $252,260, or 162.7%. For the nine months ended September 30, 2023, depreciation and amortization expenses were $1,182,810 as compared to $532,550 for the nine months ended September 30, 2022, an increase of $650,260, or 122.1%. These increases were primarily attributable to the acquisition of Freight Connections and Severance Trucking and the acquisition of additional revenue equipment.

General and administrative expenses

General and administrative expenses include office expenses, insurance expense, bad debt expense and other general and administrative expenses.

For the three months ended September 30, 2023, general and administrative expenses were $347,520 as compared to $127,800 for the three months ended September 30, 2022, an increase of $219,720, or 171.9%. These increases were primarily attributable to the acquisition of Freight Connections and Severance Trucking, which incurred aggregate general and administrative expenses of $227,932 (including bad debt expense of $86,367). These increases were offset by decreases in general and administrative expenses due to cost-cutting measures taken.

For the nine months ended September 30, 2023, general and administrative expenses were $872,915 as compared to $284,410 for the nine months ended September 30, 2022, an increase of $588,505, or 206.9%. These increases were primarily attributable to the acquisition of Freight Connections and Severance Trucking, which is attributable to an aggregate increase in general and administrative expenses of $524,851 (including bad debt expense of $63,591), and an increase in other general and administrative expenses of $63,654.

Loss from operations

For the three months ended September 30, 2023, loss from operations amounted to $2,327,220 as compared to $1,016,279 for the three months ended September 30, 2022, an increase of $1,310,941, or 129.0%. For the nine months ended September 30, 2023, loss from operations amounted to $6,089,627 as compared to $3,821,592 for the nine months ended September 30, 2022, an increase of $2,268,035, or 59.4%.

Other (expenses) income

Total other income (expenses) includes interest income, interest expense, gain on sale of subsidiary, and settlement expense. For the three and nine months ended September 30, 2023 and 2022, other (expenses) income consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Interest income	$-	$-	$992	$-
Interest expense	(205,599)	(14,635)	(352,415)	(24,397)
Interest expense – related party	(135,076)	-	(341,424)	-
Gain (loss) from sale of assets of subsidiary	-	(2,714)	(720)	293,975
Settlement expense	(100)	(10,150)	(9,508)	(237,961)
Total Other Income (Expenses)	$(340,775)	$(27,499)	$(703,075)	$31,617

For the nine months ended September 30, 2023 and 2022, interest income was $992 and $0, respectively, an increase of $992, or 100.0%.

For the three months ended September 30, 2023 and 2022, aggregate interest expense was $340,675 and $14,635, respectively, an increase of $326,040. The increase in interest expense was attributable to an increase in average interest-bearing loans outstanding due to new notes payable incurred in connection with acquisitions, equipment and related party notes payable. In July 2022, September 2022, and January 2023, in connection with the acquisitions of JFK Cartage, Freight Connections, and Severance Trucking, note payable balances increased related to secured promissory notes entered into with the former owners of JFK Cartage, Freight Connections, and Severance trucking, we assumed notes payable primarily consisting of equipment notes assumed, and we entered into new equipment loans. Additionally, in April 2023, we borrowed an aggregate of $600,000 from related parties for working capital purposes. Accordingly, we expect interest expenses to increase in 2023.

For the nine months ended September 30, 2023 and 2022, aggregate interest expense was $693,839 and $24,397, respectively, an increase of $669,442. The increase in interest expense was attributable to an increase in average interest-bearing loans outstanding due to new notes payable incurred in connection with acquisitions. In July 2022, September 2022, and January 2023, in connection with the acquisitions of JFK Cartage, Freight Connections, and Severance Trucking, note payable balances increased related to secured promissory notes entered into with the former owners of JFK Cartage, Freight Connections, and Severance trucking, we assumed notes payable primarily consisting of equipment notes assumed, We also entered into new equipment loans. Additionally, in April 2023, we borrowed an aggregate of $600,000 from related parties for working capital purposes. Accordingly, we expect interest expenses to increase in 2023.

During the three months ended September 30, 2023, we recorded settlement expense of $100 as compared to settlement expense of $10,150 for the three months ended September 30, 2022. During the nine months ended September 30, 2023, we recorded settlement expense of $9,508 as compared to settlement expense of $237,961 for the nine months ended September 30, 2022.

During the three months ended September 30, 2023, we recorded a loss related to the sale of assets of our subsidiary, Shyp FX, of $0 and $2,714, respectively. During the nine months ended September 30, 2023, we recorded a (loss) gain related to the sale of assets of our subsidiary, Shyp FX, of $(720) and $293,975, respectively.

Net Loss

Due to factors discussed above, for the three months ended September 30, 2023 and 2022, net loss amounted to $2,667,995 and $1,043,778, respectively. For the three months ended September 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $62,660, amounted to $2,730,655, or $(0.00) per basic and diluted common share. For the three months ended September 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $101,386, amounted to $1,145,164, or $(0.00) per basic and diluted common share.

Due to factors discussed above, for the nine months ended September 30, 2023 and 2022, net loss amounted to $6,792,702 and $3,789,975, respectively. For the nine months ended September 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $473,046, amounted to $7,265,748, or $(0.00) per basic and diluted common share. For the nine months ended September 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $317,271, amounted to $4,107,246, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2023 and December 31, 2022, we had a cash balance of $98,636 and $1,470,807, respectively. Our working capital deficit was $11,680,875 on September 30, 2023. We reported a net decrease in cash for the nine months ended September 30, 2023 as compared to December 31, 2022 of $1,372,171 primarily as a result of the use of cash for acquisitions of $713,586, cash used to purchase property and equipment of $679,879, the repayment of notes payable of $194,574, and cash used in operations of $2,127,806, offset by net cash proceeds from notes payable of $662,092 used to purchase revenue equipment, cash acquired in acquisitions of $207,471, net cash proceeds received from the collection of note receivable of $255,000, proceeds from the exercise of warrants of $619,111, and proceeds from notes payable – related parties of $600,000.

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

Recent Financing Activities

Credit Facility

On April 14, 2023, our Board of Directors approved a credit facility (the “Credit Facility”) under which we would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provide for interest at 12% per annum. The maturity date of the financing will be December 31, 2023, provided, however, we may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility will be made on promissory notes. During April 2023, we received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors. Additionally, during October 2023, we received an additional loan under the Credit Facility in the amount of $500,000 from John Mercadante.

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

During the three months ended September 30, 2023, the Company issued 127,920,572 shares of its common stock and received proceeds of $255,841 from the exercise of 127,920,572 warrants at $0.002 per share. The proceeds are being used by the Company to meet general capital requirements.

Cash Flows

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2023 amounted to $2,127,806. During the nine months ended September 30, 2023, net cash used in operating activities was primarily attributable to net loss of $6,792,702, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $1,182,810, stock-based compensation of $349,314, non-cash rent expense of $242,569, and bad debt expense of $81,872, and changes in operating assets and liabilities such as a decrease in accounts receivable of $777,042, an increase in prepaid expenses and other current assets of $123,459, an increase in security deposits of $89,171, a decrease in accrued compensation and related benefits of $42,780, an increase in accounts payable and accrued expenses of $2,005,406, and an increase in insurance payable of $281,293.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2023 amounted to $930,994, which consisted of cash used for acquisitions of $713,586 and cash used for the purchase of property and equipment of $679,879, offset by cash received from the collection of a note receivable of $255,000 and cash acquired in acquisitions of $207,471.

Net cash used in investing activities for the nine months ended September 30, 2022 amounted to $1,162,493, which consisted of cash used for acquisitions of $1,930,712 and cash used for the purchase of property and equipment of $118,617, offset by net proceeds received from the sale of the assets of Shyp FX of $748,500 and cash acquired in acquisitions of $138,336.

Financing activities

For the nine months ended September 30, 2023, net cash provided by financing activities totaled $1,686,629. During the nine months ended September 30, 2023, we received proceeds from notes payable of $662,092 used to buy revenue equipment, we received proceeds from notes payable – related parties of $600,000 and we received proceed from the exercise of warrants of $619,111, offset by the repayment of notes payable of $194,574.

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

Risks and Uncertainties

Out unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $6,792,702 and $3,789,975 for the nine months ended September 30, 2023 and 2022, respectively. The net cash used in operations was $2,127,806 and $2,839,677 for the nine months ended September 30, 2023 and 2022, respectively. Additionally, we had an accumulated deficit and working capital deficit of $134,775,847 and $11,680,875, respectively, on September 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Sebastian Giordano, our Chief Executive Officer (“CEO”) and James Giordano, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2023. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and, based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our consolidated financial condition and results of operations for the quarter ended September 30, 2023.

Management Plan to Remediate Material Weaknesses

Management has already begun the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

As we started the new year in 2022, Sebastian Giordano, who was an outside consultant that was responsible for the Company’s financial turnaround the last two years, transitioned to take the formal role of CEO. His first action was to hire a new CFO and bring in three new independent and outside board members to strengthen the management controls of the organization. We currently outsource our financial reporting and other accounting functions to an experienced outsourced accounting and consulting firm who has been engaged by the Company for the past 5 years. The short-term plan is to keep the financial reporting and accounting functions outsourced with this outsourced accounting and consulting firm until the Company is large enough to insource it. In the meantime, we are in the process of reviewing and making changes to the current accounting processes and methodologies as discussed below.

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

We believe the remediation measures described above will remediate the material weaknesses we had previously identified and disclosed and will strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures diligently and vigorously. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

On July 20, 2023, SCS moved for summary judgment in this action. On July 27, 2023, the Company filed papers opposing the motion. On August 21, 2023, the court conferenced SCS’s motion for summary judgment and SCS’s motion to strike counterclaims and dismiss the counterclaims. The court indicated it would deny the first motion and grant the second motion. On September 5, 2023, the Company filed Amended Affirmative Defenses and an Amended Counterclaim. On October 2, 2023, DCS filed a motion to Dismiss the Amended Counterclaim but it did not file a motion to strike the Amended Affirmative Defenses. On October 3, 2023, the Company filed a motion to strike SCS’s Motion to Dismiss the Amended Counterclaim on the grounds that SCS’s motion was not filed within ten (10) days as required under Florida law.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint, as well as valid affirmative defenses and counterclaims. The Company therefore intends to defend this case vigorously.

Because there have been no further filings or proceedings on this case since April 2022, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. However, the demand remains at $42,000.

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

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. On May 15, 2023, the Court issued a summary order denying the defendants’ motion to dismiss. On June 1, 2023, all defendants moved for reconsideration of the May 15 order. To date, SCS has not filed papers opposing the motion for reconsideration. Argument on the application to reconsider has been set for November 29, 2023.

The Company believes the action to be frivolous and intend to mount a vigorous defense to this action.

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

In an order entered October 25, 2023, the Court ordered that all fact discovery must be completed by January 2, 2024, and that all expert discovery must be completed by March 30, 2024. The Court indicated that it would not entertain any further applications to extend the discovery period even if filed on consent.

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

FC was not aware of the lawsuit until late July 2023, whereupon it filed a (i) motion to vacate the judgment and an associated writ of garnishment served on a commercial bank; (b) a motion for sanctions against Mode’s prior counsel; and (c) a motion for a rehearing. After a two-day evidentiary hearing, FC’s motion to vacate was denied by the court.

FC has advised the Company that certain of the invoices comprising the $52,328 demand were paid and that FC may have defenses to certain other invoices.

Given that a court has issued a default judgment which has not yet been vacated and may never be, the Company accrued a reserve of $52,328 on its balance sheet as of September 30, 2023.

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

Cougar Express categorically denies Perez’s allegations and any purported wrongdoing. However, essentially all litigation involves defense costs and inherent uncertainties. Therefore, at present, Cougar Express is seeking to resolve this claim for nuisance value in the $10-15,000 range. However, the Company expresses no view as to whether it will, in fact, he able to resolve the claim within this range. If the claim cannot be resolved soon, Cougar express intends to vigorously defend itself on this claim (whether the EEOC acts on it or in court). Owing to the early stage of the matter, however, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with it.

Joseph Corbisiero v. Freight Connections, Inc., TLSS and TLSS-FC

On October 19, 2023, Joseph Corbisiero (“Corbisiero”) filed an action in the Superior Court of the State of New Jersey, Bergen County, against the Company’s subsidiary, Freight Connections, Inc. (“FC”), the Company, and the Company’s TLSS-FC, Inc. subsidiary. The case has been assigned # BER-L-005669-23. Corbisiero, who was then the sole stockholder of FC, sold all outstanding shares of FC capital stock to TLSS-FC effective September 16, 2022 (the “FC Closing Date”) and has acted as the CEO of FC since then.

The complaint in this action contains two counts, one for the alleged breach of a $4,544.671.23 secured promissory note executed by FC in Corbisiero’s favor as of the FC Closing Date (the “FC Promissory Note”), and the other for enforcement of a security agreement, also dated as of the FC Closing Date, pursuant to which FC granted Corbiserio a lien and security interest “on all” of FC’s property, assets and rights of every kind (the “FC Security Agreement”). Neither the Company, nor TLSS-FC, is a party to the FC Promissory Note or the FC Security Agreement. In the lawsuit, the Company and TLSS-FC are each denominated a “Nominal Defendant” and the complaint does not seek relief from either entity.

In the complaint, Corbisiero alleges that FC defaulted on the FC Promissory Note by failing to pay monthly interest beginning in or around August 1, 2023. Plaintiff also alleges that, by reason of its default, FC is also liable for default interest of 18% per annum plus late charges of 5% each delinquent payment, plus costs of collection. The complaint further alleges that by reason of FC’s default, FC became liable for the full repayment of principal prior to the December 31, 2023, maturity date set forth in the note.

The complaint also contains a single paragraph in which it is alleged that “TLSS and TLSS-FC are necessary and indispensable parties to the instant action by virtue of each entity’s express covenant and agreement to indemnify, defend, protect and hold harmless Plaintiff from and against all losses incurred by Plaintiff in connection with, among other things, any breach or nonfulfillment of any covenant or agreement on the part of TLSS-FC and TLSS under [the stock purchase and sale agreement pursuant to which, as amended, TLSS-FC (the “FC SPSA”) acquired the then-outstanding capital stock of FC].”

TLSS and TLSS-FC believe they have a good-faith argument that they are not amenable to personal jurisdiction in the courts of New Jersey. In addition, TLSS is not a party of the FC SPSA and, while TLCC-FC is an assignee of the purchaser under the FC SPSA, the purchaser’s indemnification obligation thereunder (see § 7.3) is limited to alleged breaches of representations, warranties and covenants in the FC SPSA and therefore does not encompass alleged violations of the FC Promissory Note. In addition, while FC has not, in fact, paid interest on the FC Promissory Note since July 2023, FC contends that, effective August 2023 it was relieved of its obligation to pay such interest because, starting in August 2023, Corbisiero refused to engage in the purchase-price adjustment procedure mandated by Section 1.4 of the FC SPSA, pursuant to which Corbisiero was obligated, among other things, to supply accounting and other workpapers sufficient to document that the figure for FC’s March 31, 2022 working capital was calculated “using the same methodologies, principles and procedures” used in the preparation of FC’s December 31, 2020 and December 31, 2021 financial statements (SPSA § 3.5) and that all such financial statements, including the unaudited FC balance sheet as of March 31, 2022, and the related unaudited statements of operations, of shareholder’s equity and of cash flows for each of one-year periods ended December 31, 2020 and December 31, 2021, together with the related notes and schedules, “present fairly, in all material respects, the financial position and results of operations of [FC] as of the dates of such statements and for the periods covered thereby on a cash basis.”

Owing to (among other things) the fact that this action has just begun, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, for FC, TLSS or TLSS-FC, nor is it possible to estimate the amount or range of any potential loss in the matter.

Other than discussed above, as of September 30, 2023, and as of the date of this filing, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

TRANSPORTATION & LOGISTICS SYSTEMS, INC.

Dated: November 14, 2023	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Executive Officer (Principal Executive Officer) and Director

Dated: November 14, 2023	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Financial Officer (Principal Financial Officer)

