Form 10-K
period 2023-12-31
Transportation & Logistics Systems, Inc.
filed 2024-12-06
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes: ☐ No: ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates cannot be calculated as our common stock is not traded on a national securities exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 29, 2024, the registrant had outstanding 5,887,267,891 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-K

December 31, 2023

i

For purposes of this Annual Report on Form 10-K (this “Annual Report”), unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, the “Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation, and its wholly-owned subsidiaries: TLSS Acquisition, Inc. (“TLSSA”), TLSS Operations Holding Company, Inc. (“TLSS Ops”), Shyp FX, Inc. (“Shyp FX”), Shyp CX, Inc. (“Shyp CX”); those entities wholly-owned by TLSS Ops, TLSS-CE, Inc. (“TLSS-CE”) and TLSS-STI, Inc. (“TLSS-STI”); Cougar Express, Inc. (“Cougar Express”), a wholly-owned subsidiary of TLSS-CE and JFK Cartage Co., Inc. (JFK Cartage”), a wholly-owned subsidiary of Cougar Express; Severance Trucking Co., Inc. (“Severance Trucking”), a wholly-owned subsidiary of TLSS-STI and Severance Warehousing, Inc. (“Severance Warehousing”) and McGrath Trailer Leasing, Inc. (“McGrath”), both wholly-owned subsidiaries of Severance Trucking, (Severance Trucking, Severance Warehousing, and McGrath collectively, “Severance”); and, the deconsolidated former subsidiaries, TLSS-FC, Inc. (“TLSS-FC”) and Freight Connections, Inc. (“Freight Connections”).

Hereinafter, TLSSA, TLSS Ops, Shyp Fx, Shyp CX, TLSS-CE, TLSS-STI, TLSS-FC, Cougar Express, JFK Cartage, Severance and Freight Connections, are hereinafter, the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the years ended December 31, 2023 and 2022 are included as part of discontinued operations on the consolidated financial statements.

Forward-Looking Statements

Statements made in this Annual Report that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to known and unknown risks, uncertainties, and other factors outside of our control that could cause our actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report, these risks and uncertainties include: our ability to meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”), including obtaining sufficient financing to fund the necessary costs related to the preparation and filing of one or more of our future periodic reports; our ability to restructure our remaining existing debts and obligations and replace our discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise; our ability to attract and retain key personnel and skilled labor to meet the requirements of being a public company; our history of losses, deficiency in working capital and a stockholders’ deficit and inability to achieve sustained profitability; our need to procure substantial additional financing to fund ongoing losses and the growth of our business; our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); our ability to pay expenses and liabilities as they become due; adverse or unanticipated decisions by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this letter. Given these uncertainties, you should not place undue reliance on these forward-looking statements and should consider various factors, including the risks described herein, and, among other places, in this Annual Report, as well as any amendments hereto or thereto, or other documents filed with the Securities and Exchange Commission.

ii

PART I

Item 1. Description of Business.

Overview

Transportation and Logistics Systems, Inc. is a publicly-traded holding company. Until July 17, 2024, our shares of common stock were traded on the OTC: PINK market and are currently traded on the OTC Expert Market.

Until February 2024, the Company’s Subsidiaries provided a full suite of asset-based logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its Subsidiaries operated several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. The Company and its Subsidiaries ceased all remaining operations as of mid-February 2024.

On December 1, 2023, TLSS-FC, Inc. and Freight Connections filed voluntary bankruptcy petitions under Chapter 7 of the United States Bankruptcy Code in the State of New Jersey. On February 27, 2024, Cougar Express filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code in the State of New York. The Severance entities, JFK Cartage, TLSSA, TLSS Ops, Shyp CX, Shyp FX, TLSS-CE, TLSS-FC, and TLSS-STI have all ceased operations since mid-February 2024. Besides TLSS-FC, Inc., Freight Connections, and Cougar Express, none of the other Subsidiaries have filed bankruptcy.

On November 13, 2020, TLSS formed a wholly-owned subsidiary, Shyp FX, under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, we simultaneously executed an asset purchase agreement and closed a transaction to acquire substantially all the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”). On April 28, 2022, we entered into an asset purchase agreement with an unrelated third party to sell substantially all of the assets and specific liabilities of Shyp FX. On June 21, 2022, we closed the transaction and sold substantially all the assets of Shyp FX in an all-cash transaction.

On November 16, 2020, we formed a wholly owned subsidiary, TLSSA, under the laws of the State of Delaware. On March 24, 2021, TLSSA, acquired all the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the New York City tri-state area. On February 27, 2024, Cougar Express, filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code, assigning all of the Cougar Express assets to Mr. Andrew M. Thaler, Esq., as Trustee (the “Cougar Express Trustee”) for liquidation and unwinding of the business. The Cougar Express Trustee has been charged with liquidating the assets for the benefit of the Cougar Express creditors pursuant to the provisions of the Chapter 7 Statute. As a result of Cougar Express filing the Chapter 7 petition, the Trustee assumed all authority to manage Cougar Express. Additionally, as of February 27, 2024, Cougar Express no longer conducts any business and is not permitted by the Trustee to conduct any business. For these reasons, effective February 27, 2024, the Company relinquished control of Cougar Express. Therefore, the Company deconsolidated Cougar Express, effective with the filing of the Chapter 7 bankruptcy petition on February 27, 2024.

On February 21, 2021, we formed a wholly-owned subsidiary, Shyp CX, a company incorporated under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations and is currently inactive.

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business and all of its assets of the Company were voluntarily conveyed to the Cougar Trustee.

On August 17, 2022, the Company formed a wholly-owned subsidiary, TLSS-FC, under the laws of the State of Delaware. Effective September 16, 2022, TLSS-FC closed on an acquisition to acquire all outstanding stock of Freight Connections, a New Jersey-based company that offered an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. On December 1, 2023, TLSS-FC and its wholly-owned subsidiary, Freight Connections, filed a Chapter 7 bankruptcy petition in the State of New Jersey under the United States Bankruptcy Code, assigning all of the TLSS-FC and Freight Connections assets to Mr. Steven P Kartzman, Esq., as Trustee (the “TLSS Trustee”) for liquidation and unwinding of the business. The TLSS Trustee has been charged with liquidating the assets for the benefit of the TLSS-FC and Freight Connection’s creditors pursuant to the provisions of the Chapter 7 Statute. As a result of TLSS-FC and Freight Connections filing of the Chapter 7 petition, the TLSS Trustee assumed all authority to manage TLSS-FC and Freight Connections. Additionally, TLSS-FC and Freight Connections no longer conduct any business and are not permitted by the TLSS Trustee to conduct any business. For these reasons, effective December 1, 2023, the Company relinquished control of TLSS-FC and Freight Connections. Therefore, the Company deconsolidated TLSS-FC and Freight Connections effective with the filing of the Chapter 7 petition on December 3, 2023. In November 2023, the Company fully impaired the goodwill, intangible assets and other long-lived assets of Freight Connection and the Company recognized a loss on deconsolidation of approximately $400,000.

On January 27, 2023, the Company formed a wholly-owned subsidiary, TLSS-STI, under the laws of the State of Delaware. TLSS-STI does not engage in any revenue-generating operations and is currently inactive. Effective January 31, 2023, TLSS-STI acquired all of the outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together offered less-than-truckload (LTL) trucking services throughout New England. In February 2024, due to the lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business and all fixed assets of the Company were voluntarily surrendered to the prior owners.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE. Simultaneously with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops.

On December 1, 2023, two of the Company’s subsidiaries, TLSS-FC, Inc. and Freight Connections filed voluntary bankruptcy petitions under Chapter 7 of the United States Bankruptcy Code in the State of New Jersey. JFK Cartage, the Severance entities, TLSSA, TLSS Ops, Shyp CX, Shyp FX, TLSS-CE, TLSS-FC, and TLSS-STI have all ceased operations since mid-February 2024.

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of this Annual Report, the Company continues to remain insolvent and as a result, has been unable to meet its annual and quarterly periodic reporting obligations under 34 Act. The Company has obtained financing to enable us to complete the audit of the financial statements for this Annual Report and to commence the reviews for the subsequent 2024 quarters to enable the Company to prepare and file this Annual Report, and subsequent Quarterly Reports on Form 10-Q (the “2024 Quarterly Reports”). Following the filing of this Annual Report, we intend to continue working to complete the necessary interim financial statements and file the 2024 Quarterly Reports as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the 2024 Quarterly Reports. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

Corporate History

TLSS was incorporated under the name “PetroTerra Corp.” in the State of Nevada on July 25, 2008. Prior to March 2017, TLSS was an independent oil or gas exploration and development company focused on the acquisition or lease of properties that potentially contained extractable oil or gas. However, at that time, we had not generated any revenues and, due to a decline in the oil and gas markets, elected to seek other business opportunities.

On March 30, 2017, TLSS entered into an agreement to acquire Save on Transport Inc., a Florida-based non-asset provider of integrated transportation management solutions, including brokerage and logistics services related to the transportation of automobiles and other freight (“Save on Transport”), as a wholly owned subsidiary. On June 18, 2018, TLSS completed the acquisition of all outstanding membership interests of Prime EFS from its members. On July 24, 2018, TLSS formed Shypdirect LLC, a company organized under the laws of New Jersey.

Between June 18, 2018 and September 30, 2020, we operated through Prime EFS and Shypdirect. The great bulk of Prime EFS’s business prior to September 30, 2020 was conducted pursuant to the Delivery Service Provider program of Amazon Logistics, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”), but the program was terminated effective September 30, 2020. As a result, Prime EFS ceased operations on September 30, 2020. Shypdirect conducted its business as a carrier under a relay program service agreement with Amazon (the “Program Agreement”), but the Program Agreement expired on May 14, 2021. In June 2021, Shypdirect ceased its tractor trailer and box truck delivery services to Amazon, and in July 2021, Shypdirect ceased all operations.

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

On November 16, 2020, we formed a wholly owned subsidiary, TLSSA, under the laws of the State of Delaware. On March 24, 2021, TLSSA, acquired all the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the New York City tri-state area.

On August 16, 2021, Prime EFS and Shypdirect executed Deeds of Assignment for the Benefit of Creditors in the State of New Jersey pursuant to N.J.S.A. §2A:19-1, et seq. (the “ABC Statute”), assigning all Prime EFS and Shypdirect assets to Terri Jane Freedman as Assignee for the Benefit of Creditors (the “Assignee”) and filing for dissolution. An “Assignment for the Benefit of Creditors,” “general assignment” or “ABC” in New Jersey is a state-law, voluntary, judicially-supervised corporate liquidation and unwinding similar to the Chapter 7 bankruptcy process pursuant to the United States Bankruptcy Code. On September 7, 2021, the ABCs were filed with the Bergen County Clerk in Bergen County, New Jersey and filed with the Surrogate Court, Bergen County, initiating judicial proceedings. Effective September 7, 2021, we relinquished control of Prime EFS and Shypdirect. Further, on October 13, 2021, Prime EFS and Shypdirect filed for dissolution with the Secretary of State of New Jersey. Therefore, we deconsolidated Prime EFS and Shypdirect effective with the filing of executed Deeds of Assignment for the Benefit of Creditors in September 2021.

On April 28, 2022, we entered into an asset purchase agreement with an unrelated third party to sell substantially all of the assets and specific liabilities of Shyp FX. On June 21, 2022, we closed the transaction and sold substantially all the assets of Shyp FX in an all-cash transaction.

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. On August 17, 2022, the Company formed a wholly-owned subsidiary, TLSS-FC, under the laws of the State of Delaware. Effective September 16, 2022, TLSS-FC closed on an acquisition to acquire all outstanding stock of Freight Connections, a New Jersey-based company that offered an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area.

On January 27, 2023, the Company formed a wholly-owned subsidiary, TLSS-STI, under the laws of the State of Delaware. Effective January 31, 2023, TLSS-STI acquired all of the outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together offered less-than-truckload (LTL) trucking services throughout New England.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE. Simultaneously with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops.

On December 1, 2023, TLSS-FC and Freight Connections, filed a Chapter 7 bankruptcy petition in the State of New Jersey under the United States Bankruptcy Code, assigning all of the TLSS-FC and Freight Connections assets to Mr. Steven P Kartzman, Esq., as Trustee (the “TLSS Trustee”) for liquidation and unwinding of the business. The TLSS Trustee has been charged with liquidating the assets for the benefit of the TLSS-FC and Freight Connection’s creditors pursuant to the provisions of the Chapter 7 Statute. As a result of TLSS-FC and Freight Connections filing of the Chapter 7 petition, the TLSS Trustee assumed all authority to manage TLSS-FC and Freight Connections. Additionally, TLSS-FC and Freight Connections no longer conduct any business and are not permitted by the TLSS Trustee to conduct any business. For these reasons, effective December 1, 2023, the Company relinquished control of TLSS-FC and Freight Connections. Therefore, the Company deconsolidated TLSS-FC and Freight Connections effective with the filing of the Chapter 7 petition on December 3, 2023.

On February 27, 2024, Cougar Express, filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code, assigning all of the Cougar Express assets to Mr. Andrew M. Thaler, Esq., as Trustee (the “Cougar Express Trustee”) for liquidation and unwinding of the business. The Cougar Express Trustee has been charged with liquidating the assets for the benefit of the Cougar Express creditors pursuant to the provisions of the Chapter 7 Statute. As a result of Cougar Express filing the Chapter 7 petition, the Trustee assumed all authority to manage Cougar Express. Additionally, as of February 27, 2024, Cougar Express no longer conducts any business and is not permitted by the Trustee to conduct any business. For these reasons, effective February 27, 2024, the Company relinquished control of Cougar Express. Therefore, the Company deconsolidated Cougar Express, effective with the filing of the Chapter 7 bankruptcy petition on February 27, 2024.

In February 2024, due to the lack of working capital to conduct its business, Severance Trucking ceased its operations and no longer conducts any business and all fixed assets of the Company were voluntarily surrendered to the prior owners. JFK Cartage, the Severance entities, TLSSA, TLSS Ops, Shyp CX, Shyp FX, TLSS-CE, TLSS-FC, and TLSS-STI have all ceased operations since mid-February 2024.

Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458, and our telephone number is (833) 764-1443. The Company’s website is www.tlss-inc.com.

Economic Factors

Our restructuring efforts and possible new business opportunities are subject to a number of general economic factors that may have a material effect on such results, many of which are largely out of our control, including our success in completing such restructuring, securing necessary financing as well as finding and closing on any new business opportunities.

Employees

As of the date of this Annual Report, we only have one employee who serves as our Chief Executive Officer and Chief Financial Officer. Since February 2024, other professional and executive services have been procured by TLSS through independent contractors.

Depending upon the outcome of our restructuring and if it leads to a new business opportunity, the Company would continue to evaluate its use of human capital measures or objectives in managing its business, such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in its workforce.

Information Systems

Cougar Express, Freight Connections and Severance each used a suite of non-proprietary software programs and other technologies to manage dispatching of vehicles, employees, DOT compliance, vehicle maintenance, and scheduling. However, subsequent to the cessation of these operations and for reasons of nonpayment due to the Company’s insolvency, such information systems were no longer available to the Company.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should not invest in our stock unless you are able to bear the complete loss of your investment. You should carefully consider the risks described below, as well as other information provided to you in this Annual Report, including information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results” before making an investment decision. The risks and uncertainties described below are not the only ones facing TLSS. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We currently have no operating business and cannot determine, at this time, if we will be able to execute a go-forward restructuring of the Company.

Due to our inability to secure the requisite operating capital to meet our obligations, we ceased operations in the first quarter of 2024. Multiple of our operating subsidiaries have filed Chapter 7 and the remaining operating subsidiaries and the Company, remain insolvent. In order to pursue a possible go-forward restructuring plan, the Company must first regain compliance with its outstanding and past due SEC filings, which we are currently attempting to do. Our limited operating history and our proposed restructuring is subject to numerous risks, uncertainties, expenses and difficulties associated with an insolvent company. Such risks include, but are not limited to:

●	the absence of a significant operating history;
●	an inability to raise capital to complete our SEC filings, fund ongoing costs, restructure the Company, and/or secure a new business opportunity;
●	the inability to negotiate a satisfactory restructuring of our debts and obligations with creditors;
●	expected continual losses for the foreseeable future; and
●	reliance on key personnel

Because we are subject to these and other risks, you may have a difficult time evaluating the Company and your investment in the Company. We may be unable to successfully overcome these risks which could harm the Company further.

Our restructuring strategy may be unsuccessful, and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks the Company will be further harmed.

We may be unable to successfully find a new business opportunity.

The Company currently intends to pursue the restructuring of our existing debts and obligations and explore new business opportunities. Exploration of potential new business opportunities, mergers or acquisitions requires significant attention to source and evaluate. In addition, we can expect to compete for new business opportunities with other companies, some of which may have greater financial and other resources than we do. We cannot ensure that we will have sufficient cash to start a new business, consummate a merger or acquisition, or otherwise be able to obtain financing under acceptable terms, or obtain financing at all, for any new business venture. If we are unable to access sufficient funding for a new business venture, we may not be able to complete transactions that we otherwise find advantageous. Any such acquisition will entail numerous risks, including:

● we may not achieve anticipated levels of revenue, efficiency, cash flows and profitability;

● we may experience difficulties managing and integrating new businesses;

● we may underestimate the resources required to support a new business opportunity;

● we may incur unanticipated costs to support a new business;

● liabilities we assume could be greater than our original estimates or may not be disclosed to us at the time of closing a new business opportunity; and

● we may incur additional indebtedness or we may issue additional equity to finance a new business venture or acquisitions, which could be dilutive to our stockholders.

To the extent we do not successfully avoid or overcome the risks or problems resulting from any new business opportunity we undertake, there could be a material adverse effect on our Company.

We have ongoing capital requirements that necessitate obtaining financing on favorable terms.

We have depended primarily on convertible and nonconvertible debt and equity financing to fund the Company. Unless financing is secured, we will continue to face liquidity constraints and may have to seek protection under the United States Bankruptcy Code. Lack of funding will adversely impact our ability to implement a business plan.

We have never been profitable and, given the cessation of our business operations, may continue to not be profitable.

Historically, the Company has never been profitable and is currently insolvent and has no operating business. There can be no assurance that we will be able to implement a business plan, generate sustainable revenue or ever achieve consistently profitable operations. If the Company continues to be insolvent, the Company may need to seek protection under the United States Bankruptcy Code or otherwise liquidate its remaining assets.

GENERAL OPERATING RISK

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. In the past, our management and other personnel has devoted a substantial amount of time and financial resources to these compliance initiatives. However, due to significant cost cutting measures, the Company currently lacks the depth of management and personnel to meet such requirements.

We currently do not have a sufficiently staffed accounting and finance function to maintain internal control systems adequate to meet the demands that are placed upon us as a public company. As a result, we have been unable to report our financial results accurately or in a timely manner and our business and stock price, assuming that a market for our stock develops, has suffered and may continue to suffer. The costs of being a public company, as well as the lack of management depth, may have a material adverse effect on our future business and financial condition.

We currently lack the funds to develop a business, which may adversely affect our future growth.

The Company currently has no operations that generate revenue. Unless and until we can generate a sufficient amount of revenue, if ever, we can only expect to finance our capital needs through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, our plans to grow our revenues or to consummate one or more strategic acquisitions or otherwise to scale back or abandon our business plans. In addition, we could be forced to reduce or forego any new business opportunities or file for bankruptcy. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary because of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements may be substantial and will depend on many factors including:

●	revenue received from sales and operations, if any, in the future;
●	the cost of merger, acquisitions or new business opportunity; and
●	the costs associated with being a public company.

Raising capital in the future could cause dilution to our existing stockholders or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends.

If we are unable to attract and retain qualified executive officers and managers, we will be unable to operate efficiently, which could adversely affect our business, financial condition, results of operations and prospects.

Currently, we depend on the continued efforts and abilities of our sole executive officer, Sebastian Giordano (“Mr. Giordano”), to oversee the completion of the Company’s SEC filings, restructuring, manage day-to-day business, and identify strategic opportunities. The loss of him could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, and business prospects. Competition for managerial talent with significant industry experience is high and we may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by our competitors. Although we had entered into an employment agreement with Mr. Giordano, we cannot guarantee that he or other key management personnel will remain employed by us for any length of time, especially since such employment agreement is and remains in default for nonpayment. Our inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely impact our results of operations and prospects.

Adverse publicity in connection with our Subsidiaries bankruptcy cases negatively affect our current and future business prospects.

Adverse publicity or news coverage relating to us or our business, including, but not limited to, publicity or news coverage in connection with our Subsidiaries that have filed for bankruptcy, may negatively impact our efforts to establish and promote our business, including with respect to our prospective customers, suppliers, and service providers.

If our cybersecurity measures are compromised or unauthorized access to customer or consumer data is otherwise obtained, our products and services may be perceived as not being secure, our reputation may be damaged and we may face further difficulties securing new business prospects.

Because our business requires the storage, transmission and utilization of consumer and customer information, we will continue to routinely be the target of attempted cybersecurity and other security threats by technically sophisticated and well-resourced outside third parties, among others, attempting to access or steal the data we store. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting security vulnerabilities or sophisticated attack methods. These threats include social engineering attacks, phishing attacks and other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. In addition, increased attention on and use of artificial intelligence increases the risk of cyber-attacks and data breaches, which can occur more quickly and evolve more rapidly when artificial intelligence is used. Further, use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.

Cybersecurity breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, significant litigation, regulatory fines, penalties, loss of customers or reputational damage, indemnity obligations and other liability. There is no assurance that the programs, technologies and processes that we have put in place in an effort to maintain the security and protection of our non-public information and that of our customers will be fully implemented, complied with or effective. If our cybersecurity measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, sensitive data may be accessed, stolen, disclosed or lost, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, disable or degrade service or to sabotage systems change frequently and generally are not recognized until launched against a target, or even for some time after, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Because a successful breach of our computer systems, software, networks or other technology asset could occur and persist for an extended period of time before being detected, we may not be able to immediately address the consequences of a cybersecurity incident.

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Historically, we have primarily funded our operations with proceeds from sales of convertible debt, notes and convertible preferred stock. Since our inception, we have incurred recurring losses, including a net loss of $14,264,646 and $8,076,066 for the years ended December 31, 2023 and 2022, respectively. Until such time that we implement business operations, either internally or through an acquisition, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. These losses may increase, and we may never achieve profitability for a variety of reasons, including due to a lack of revenue generating operations, and other factors described elsewhere in this “Risk Factors” section.

As of December 2, 2024 and December 31, 2023, we had a cash balance of $257,628 and $218,152, respectively. Our cash balance as of December 2, 2024, will not be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report and we will need to raise additional working capital.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2023 and 2022, our management team identified material weaknesses relating to, among other matters:

●	We lack multiples levels of management review on complex business, accounting and financial reporting issues, and,
●	We lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

We plan to take steps to seek to remediate these material weaknesses and to improve our financial reporting systems and implement new policies, procedures, and controls. However, as of the date of this Annual Report, due to cost cutting measures, we only have one employee dedicated to our financial and other public reporting obligations and have been untimely in reporting our financial results. If we continue to be unsuccessful in remediating the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we continue to be unable to accurately report our financial results on a timely basis. In addition, due to our lack of accounting and finance personnel our reported financial results may be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

There may be errors in our financial statements that could require a restatement, or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with generally accepted accounting principles (“GAAP”) for each of the periods presented. At present, our internal control over financial reporting or disclosure controls and procedures are not effective. We identified material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting.

We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

A further decline in our available cash could result in our liquidation.

If we were to sustain a further decline in our or available cash, we could experience future difficulties in complying with our various financial obligations. The failure to comply with such obligations could result in an event of default under the various financial instruments that may then become immediately due and payable. In addition, should an event of default occur, such lenders could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

As a result of our ceasing of operations, we may be considered a “shell company” in which case shares of our common stock will subject to restrictions on resale.

Due to our ceasing of operations, we may currently have nominal operations with our assets consisting mostly of cash, and/or cash equivalents. Accordingly, we may be deemed a “shell company” as defined in Rule 12b-2 of the 34 Act. If we are deemed a “shell” company, until we are no longer a “shell company,” we would need to file a Form 10 level disclosure, and continue to be a reporting company pursuant to the 34 Act, as amended, and for twelve months, stockholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

Conversion and/or exercise of our preferred stock and/or warrants, has, and is likely to continue to dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes and preferred stock or exercised their warrants, and has and may continue to depress the price of our common stock, and may impede our ability to raise funds in the future.

In conjunction with capital raising efforts during 2022 and 2021, the Company made commitments to stockholders, preferred stockholders, and warrant holders to issue, or keep available for issuance, additional shares of common stock of the Company. On December 31, 2023 and 2022, the closing trading price of our common stock as quoted on OTC Pink market was $0.0008 and $0.0039, respectively. Anti-dilution protection features contained in our preferred stock securities purchase agreements and warrants only provide for one-way adjustment. If we issue or sell, or are deemed to have issued or sold, additional shares of common stock, options, warrants of convertible instruments, other than certain exempt issuances, for a consideration per share (the “Base Share Price”) less than a price equal to the conversion price in effect immediately prior to such issuance or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the Base Share Price. As a result, the existing stockholders, including holders who earlier converted their notes or preferred stock, or exercised their warrants, will continue to be subject to substantial dilution.

The past and potential future dilution, and the potential lack of sufficient authorized shares, could make it more difficult for us to raise funds through future offerings of common stock, warrants or convertible securities, and could adversely impact the terms under which we could obtain additional capital. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion of any convertible notes or preferred shares could be used to satisfy short positions.

Our shares of common stock are currently quoted on the OTC Experts Market and there is a limited trading market for our common stock.

On July 17, 2024, our common stock was downgraded to the OTC Experts Market, after having been quoted on the OTC Pink Tier since August 21, 2022.

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

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

All of our debt obligations will have priority over our common stock with respect to payment in the event of a bankruptcy, liquidation dissolution or winding up and the convertible notes may be accelerated upon certain events of default.

In any bankruptcy, liquidation, dissolution or winding up of the Company, shares of common stock would rank in right of payment or distribution below all debt claims against us. As a result, holders of common stock will not be entitled to receive any payment or distribution in respect of their shares prior to the discharge of all debt claims against us. As a result, holders of shares of common stock will not be entitled to receive any payment or other distribution of assets in the event of a bankruptcy or upon a liquidation or dissolution until after all of our obligations to our debt holders. Accordingly, holders of common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of the Company.

Future sales of our securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, or at prices per share below the current market price of our common stock, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our shares and our ability to raise capital. We may issue additional shares of common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. Moreover, sales of substantial amounts of shares in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock and make it more difficult for us to raise additional capital. In addition, we have existing series of preferred stock outstanding that, if converted into shares of our common stock, would cause additional dilution to our existing stockholders. In future offerings, we may also be required to grant potential investors new securities rights, preferences, or privileges senior to those possessed by our then-existing stockholders to induce them to invest in our company. The issuance of these senior securities may adversely affect the holders of our common stock as a result of preferential dividend and liquidation rights over the common stock and dilution of the voting power of the common stock.

Item 1B. Unresolved Staff Comments.

As of the filing of this Annual Report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 1C. Cybersecurity.

Given the size of our company and the nature of our operations, we do not believe that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption. Our management is generally responsible for assessing and managing any cybersecurity threats.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to the Company’s Board of Directors (the “Board”) for further actions, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board deems appropriate to take.

Item 2. Properties.

Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458.

Due to the discontinuation of all of our operating businesses, we abandoned all leases related to properties used by Freight Connections, Severance, Cougar Express and JFK Cartage. Accordingly, during the year ended December 31, 2023, we wrote off the remaining balance of these right of use assets and recorded a loss on lease abandonment of $2,127,807. Additionally, in connection with the deconsolidation of Freight Connections, we wrote off the remaining right of use asset balances of $7,774,566, which was part of loss on deconsolidation of subsidiary. These losses are included in loss from discontinued operations.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding that we believe would have a material adverse effect on our business, financial condition, or operating results.

SCS, LLC v. TLSS

On November 17, 2020, a former financial consultant to the Company, SCS, LLC, filed an action against the Company in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Case No. 50-2020-CA-012684.

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

On July 20, 2023, SCS moved for summary judgment in this action. On July 27, 2023, the Company filed papers opposing the motion. On August 21, 2023, the court conferenced SCS’s motion for summary judgment and SCS’s motion to strike counterclaims and dismiss the counterclaims. The court indicated it would deny the first motion and grant the second motion. On September 5, 2023, the Company filed Amended Affirmative Defenses and an Amended Counterclaim. On October 2, 2023, SCS filed a motion to Dismiss the Amended Counterclaim but it did not file a motion to strike the Amended Affirmative Defenses. On October 3, 2023, the Company filed a motion to strike SCS’s Motion to Dismiss the Amended Counterclaim on the grounds that SCS’s motion was not filed within ten (10) days as required under Florida law. On July 19, 2024, the court denied SCS’s motion for summary judgment on all claims in its entirety.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint, as well as valid affirmative defenses and counterclaims. The Company therefore intends to defend this case vigorously.

Because there have been no further filings or proceedings on this case since July 2024, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. The Company is currently in settlement discussions with SCS.

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

By order dated September 15, 2022, the Circuit Judge assigned to this case dismissed the original Complaint in the matter, finding (a) that SCS had failed to adequately allege it has standing and (b) that the complaint fails to adequately allege a cognizable claim. The dismissal was without prejudice, meaning SCS could attempt to replead its claims.

On October 5, 2022, SCS filed an Amended Complaint in this action. By order dated December 19, 2022, the Circuit Judge assigned to this case once again dismissed the case, finding (a) that SCS still failed to adequately allege it has standing and (b) that the complaint still fails to adequately allege a cognizable claim. Once again, however, the dismissal was without prejudice.

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. On May 15, 2023, the Court issued a summary order denying the defendants’ motion to dismiss. On June 1, 2023, all defendants moved for reconsideration of the May 15 order. On November 28, 2023, the Court denied the motion for reconsideration.

The Company believes the action to be frivolous and intend to mount a vigorous defense to this action. On September 15, 2024, the defendants filed a Motion to Strike Plaintiff’s Pleadings and to Preclude Plaintiff from Calling Any Witnesses or Introducing Any Exhibits at Trial to Plaintiff’s failure to (i) comply with the court’s Pretrial Order; and (ii) produce discovery.

Because no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. In a derivative case, any recovery is to be paid to the corporation; however, the individual defendants in this case are fully indemnified by the Company unless a final judgment is entered against them for deliberate or intentional misconduct.

Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al.

On August 4, 2020, an action was filed against Shypdirect, Prime EFS and others in the Superior Court of New Jersey for Bergen County captioned Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al. The case was assigned docket number BER-L-004534-20.

In this action, the plaintiff seeks reimbursement of his medical expenses and damages for personal injuries following an accident with a box truck leased by Shypdirect and subleased to Prime EFS and being driven by a Prime EFS employee, in which the plaintiff’s ankle was injured. Plaintiff has thus far transmitted medical bills exceeding $789,000. Prime EFS and Shypdirect demanded their vehicle liability carrier assume the defense of this action. To date, the carrier has not done so, allegedly because, among other reasons, the box truck was not on the list of insured vehicles at the time of the accident.

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

On September 16, 2024, the court entered an order granting Plaintiff’s motion for final judgment by default on liability against Defendants Shypdirect, Prime EFS, Shyp CX, Shyp FX, and Cougar Express.

To date, to the best of the Company’s knowledge, information and belief, no discovery has been taken in this action which would permit the imposition of alter ego liability on TLSS for the subject accident.

To date, to the best of the Company’s knowledge, information and belief, no discovery has been taken in this action which would permit the imposition of successor liability on Shyp CX, Inc., Shyp FX, Inc. and/or Cougar Express, Inc. for the subject accident.

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

All discovery in this case was completed on or before August 31, 2024.

Currently, there are pending cross-motions for summary judgment filed by Plaintiff, Defendants/Third-Party Plaintiffs Jose A. Mercedes-Mejia, Prime EFS, Shypdirect, LLC, and TLSS, and Defendant/Third-Party Defendant County Hall Insurance. The insurance broker, Acrisure, has also filed a motion on the malpractice claim against it. On November 8, 2024, the court granted Defendant/Third-Party Plaintiff Ryder Truck Rental, Inc.’s motion for summary judgment. At this time, the parties are tentatively scheduled for mediation on December 6, 2024.

Because of this complex litigation involving multiple parties and claims, we cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Maria Lugo v. JFK Cartage

The Company’s JFK Cartage, Inc. subsidiary is one of three defendants in an action captioned Maria Lugo v. JFK Cartage, Inc. d/b/a Fifth Dimension Logistix, Joan Ton, individually, and Chris Bartley, individually. The case is pending in Supreme Court, State of New York, Queens County, Index No. 704862/2022.

In this action, which was filed March 4, 2022, a former employee of JFK Cartage alleges that she suffered discrimination and retaliation in violation of the New York City Human Rights Law and the New York State Human Rights Law. The former employee alleges that on December 28, 2021, she had Covid-19 symptoms, advised the defendants she was feeling ill and went home early to take a home test. She further alleges that on December 30, 2021, she tested positive for Covid-19 and informed defendants she had to isolate for 10 days. Plaintiff alleges that she returned to work on January 7, 2022, but that her employment was terminated later that day by defendant Bartley who “questioned the authenticity of the at-home test, accusing her of fraud.” Plaintiff claims her employment “was terminated due to her disability (a Covid-19 infection) and in retaliation for her requesting reasonable accommodation for the illness she suffered.” She seeks unspecified compensatory damages, including lost pay and benefits, punitive damages and attorneys’ fees.

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

On September 4, 2024, a Stipulation of Discontinuance was filed which resulted in the dismissal of this case and closure of the entire action.

Elaine Pryor v. Rocio Perez, et al.

The Company’s Freight Connections, Inc. subsidiary (“FCI”) was one of three named defendants in an action captioned Elaine Pryor v. Rocio Perez, North Trucking & Logistics, LLC and Freight Connections, Inc. in the Superior Court of New Jersey, Essex County, Docket No. ESX-L-5147-18.

In this action, which was filed in 2018, Plaintiff alleges that on February 1, 2017, she suffered personal injuries in a collision between her motor vehicle and a truck operated by a then employee of FCI. Plaintiff alleges that the truck was owned by FCI and leased to North Trucking & Logistics at the time.

Two other actions related to insurance coverage for the accident were filed. They are Acceptance Indemnity Insurance Company v. Freight Connections, LLC (Superior Court of New Jersey, Essex County, Docket No. ESX-L-7144-19) and New Jersey Manufacturers Insurance Company, as subrogee of Elaine Pryor v. Acceptance Indemnity Insurance Company (Superior Court of New Jersey, Essex County, Docket No. ESX-L-5120). However, these two actions involving insurance coverage issues have been consolidated with the Pryor personal injury claim.

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

In light of the May 8, 2023 Order, the Company does not believe that it can be adjudged liable for any verdict or settlement in the Elaine Pryor action.

The case was scheduled for trial on September 16, 2024; however, the case settled before the trial date and a Stipulation of Dismissal was filed by all parties on September 25, 2024.

Josh Perez v. Cougar Express, Inc.

An attorney for a former Cougar Express (CE) employee, Josh Perez (“Perez”), has advised CE that he has filed a charge of discrimination against CE with the U.S. Equal Employment Opportunity Commission (EEOC).

Perez allegedly is asserting claims against CE for: gender discrimination under Title VII and the New York State Human Rights Law (“NYSHRL”); pregnancy/childbirth discrimination under Title VII of the federal Civil Rights Act of 1964, as amended; retaliation under Title VII and NYSHRL; and familial status discrimination under NYSHRL.

However, CE has not received a copy, nor any notification, of the filing.

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

CE categorically denies Perez’s allegations and any purported wrongdoing. Because this matter is apparently pending with the EEOC and CE has neither received a copy of the filing nor any notification of the filing, the Company cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with it.

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

The complaint in this action contained two counts, one for the alleged breach of a $4,544.671.23 secured promissory note executed by FC in Corbisiero’s favor as of the FC Closing Date (the “FC Promissory Note”), and the other for enforcement of a security agreement, also dated as of the FC Closing Date, pursuant to which FC granted Corbiserio a lien and security interest “on all” of FC’s property, assets and rights of every kind (the “FC Security Agreement”). Neither the Company, nor TLSS-FC, is a party to the FC Promissory Note or the FC Security Agreement. In the lawsuit, the Company and TLSS-FC are each denominated a “Nominal Defendant” and the complaint does not seek relief from either entity.

In the complaint, Corbisiero alleged that FC defaulted on the FC Promissory Note by failing to pay monthly interest beginning in or around August 1, 2023. Plaintiff also alleges that, by reason of its default, FC is also liable for default interest of 18% per annum plus late charges of 5% each delinquent payment, plus costs of collection. The complaint further alleged that by reason of FC’s default, FC became liable for the full repayment of principal prior to the December 31, 2023, maturity date set forth in the note.

The complaint also contained a single paragraph in which it is alleged that “TLSS and TLSS-FC are necessary and indispensable parties to the instant action by virtue of each entity’s express covenant and agreement to indemnify, defend, protect and hold harmless Plaintiff from and against all losses incurred by Plaintiff in connection with, among other things, any breach or nonfulfillment of any covenant or agreement on the part of TLSS-FC and TLSS under [the stock purchase and sale agreement pursuant to which, as amended, TLSS-FC (the “FC SPSA”) acquired the then-outstanding capital stock of FC].”

On May 13, 2024, a Notice of Voluntary Dismissal Without Prejudice was filed by Corbisiero and this case was dismissed due to the petitions for relief filed by Freight Connections and TLSS-FC under chapter 7 of title 11 of the United States Bankruptcy Code. Plaintiff expressly reserved all claims, causes of action, and defenses against the Company, both individually and collectively, in connection with this dispute.

Other than discussed above, as of the date of this Annual Report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was quoted on the OTC Pink Tier under the symbol “TLSS” from August 21, 2022, until July 17, 2024 when our common stock was moved to the OTC Experts Market. Trading in OTC Expert Market stocks can be volatile, sporadic, and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. The following table reflects the high and low bid price for our common stock for the period indicated. The bid information for our common stock can be obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
Year ended December 31, 2024	First	$0.0009	$0.0001
	Second	$0.0002	$0.0000
	Third	$0.0002	$0.0000

	Quarter	High	Low
Year ended December 31, 2023	First	$0.0076	$0.0036
	Second	$0.0050	$0.0033
	Third	$0.0036	$0.0008
	Fourth	$0.0010	$0.0005

	Quarter	High	Low
Year ended December 31, 2022	First	$0.0180	$0.0102
	Second	$0.0112	$0.0042
	Third	$0.0085	$0.0051
	Fourth	$0.0060	$0.0033

Holders

As of November 29, 2024, there were 100 record holders of our common stock.

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

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

TLSS is a publicly-traded holding company whose common stock was listed on OTC: PINK but was downgraded to the OTC Experts Market as of July 17, 2024.

The Company has ceased all remaining operations as of mid-February 2024. Prior to that, the Company and its Subsidiaries provided a full suite of asset-based logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. An asset-based delivery company, as compared to a non-asset-based delivery company, owns the majority of its transportation equipment and employs the majority of its drivers. The Company and its Subsidiaries operated several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts.

On December 1, 2023, TLSS-FC, Inc. and Freight Connections filed voluntary bankruptcy petitions under Chapter 7 of the United States Bankruptcy Code in the State of New Jersey and on February 27, 2024, Cougar Express, filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code. The Company’s other subsidiaries have all ceased operations since mid-February 2024 and have not filed bankruptcy.

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of this Annual Report, the Company continues to remain insolvent and as a result, has been unable to meet its annual and quarterly periodic reporting obligations under the 34 Act. The Company has obtained financing to enable us to complete the audit of the financial statements included in this Annual Report and to commence reviews for the 2024 Quarterly Reports. Following the filing of this Annual Report, we are going to continue working to complete the necessary financial statements and file the 2024 Quarterly Reports as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the 2024 Quarterly Reports. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the consolidated financial statements contained in this Annual Report, which have been prepared in accordance with GAAP. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Critical Accounting Policies and Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed in a business combination, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of assets and liabilities of discontinued operations, and the value of claims against the Company. Of the above significant estimates, we do not consider any to be critical given the discontinued operations presentation.

Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Discontinued Operations

The Company has classified the related assets and liabilities associated with our logistics and transportation services business as discontinued operations in our consolidated balance sheets and the results of our logistics and transportation services business has been presented as discontinued operations in our consolidated statements of operations for all periods presented as the discontinuation of our business had a major effect on our operations and financial results.

Deconsolidation of subsidiaries

The Company accounts for a gain or loss on deconsolidation of subsidiaries or derecognition of a group of assets in accordance with ASC 810-10-40-5. The Company measures the gain or loss as the difference between (a) the aggregate of fair value of any consideration received, the fair value of any retained noncontrolling investment and the carrying amount of any noncontrolling interest in the former subsidiary at the date the subsidiary is deconsolidated and (b) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

RESULTS OF OPERATIONS

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation. Our results of operations reflect our continuing operations and reflect losses from discontinued operations related to the discontinuation of our logistics businesses. All financial information has been restated to reflect our discontinued operations for all periods presented.

For the year ended December 31, 2023 compared with the year ended December 31, 2022

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023	2022
Revenues	$-	$-
Operating expenses	2,458,141	4,214,373
Loss from operations	(2,458,141)	(4,214,373)
Other (expenses) income, net	(68,060)	82,829
Loss from continuing operations	(2,526,201)	(4,131,544)
Loss from discontinued operations	(11,738,445)	(3,944,522)
Net loss	(14,264,646)	(8,076,066)
Deemed and accrued dividends	(558,553)	(417,546)
Net loss attributable to common stockholders	$(14,823,199)	$(8,493,612)

Results of Operations

Revenue

For the years ended December 31, 2023 and 2022, total revenue is reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our consolidated financial statements.

Operating Expenses

For the year ended December 31, 2023, total operating expenses amounted to $2,458,141 as compared to $4,214,373 for the year ended December 31, 2022, a decrease of $1,756,232, or 41.7%, as reflected in the accompanying chart and described more fully below.

For the years ended December 31, 2023 and 2022, operating expenses consisted of the following:

	For the Year Ended December 31,
	2023	2022
Compensation and related benefits	$1,270,883	$2,532,634
Legal and professional fees	983,868	1,216,551
General and administrative expenses	353,390	265,188
Contingency (gain) loss	(150,000)	200,000
Total Operating Expenses	$2,458,141	$4,214,373

Compensation and related benefits

For the year ended December 31, 2023, compensation and related benefits amounted to $1,270,883 as compared to $2,532,634 for the year ended December 31, 2022, a decrease of $1,261,751, or 49.8%. During the year ended December 31, 2023, the overall decrease in compensation and related benefits as compared to the year ended December 31, 2022 was primarily attributable to a decrease in compensation paid to significant employees, including the departure of our chief financial officer in October 2023, a decrease in administrative staff due to lack of working capital and a decrease in stock-based compensation of $958,424.

Legal and professional fees

For the year ended December 31, 2023, legal and professional fees were $983,868 as compared to $1,216,551 for the year ended December 31, 2022, a decrease of $232,683, or 19.1%, which was primarily attributable to a decrease in accounting and auditing fees of $198,813 and a net decrease in other professional fees of $33,870.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses. For the year ended December 31, 2023, general and administrative expenses were $353,390 as compared to $265,188 for the year ended December 31, 2022, an increase of $88,202, or 33.3%. The increase was primarily attributable to an increase in insurance expense related to directors’ and officers’ insurance and a net increase in other general and administrative expenses. We expect future decreases in general and administrative expenses due to cost-cutting measures taken and the cessation of operations.

Contingency (gain) loss

For the year ended December 31, 2022, contingency loss amounted to $200,000 as compared to a contingency gain of ($150,000) for the year ended December 31, 2023, a change of $350,000, or 175.0%. In connection with the finalization of the assignment for the benefit of creditors executed between Prime EFS and Shypdirect, in 2022, Terri Jane Freedman, as assignee, had demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. During 2023, we negotiated this amount and settled on a payment of $50,000. Accordingly, during the year ended December 31, 2023 we recorded a contingency gain of $150,000 and during the year ended December 31, 2022, we recorded a contingency loss of $200,000. As of December 31, 2023 and 2022, accrued expenses related to this settlement amounted to $50,000 and $200,000, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

Loss from operations

For the year ended December 31, 2023, loss from operations amounted to $2,458,141 as compared to $4,214,373 for the year ended December 31, 2022, a decrease of $1,756,232, or 41.7%, primarily due to: (i) decreases in compensation and other benefits of $1,261,751 and legal expenses of $232,683 due to the cessation of business operations; offset by (ii) a $350,000 increase in contingency gain attributable to reduced settlement amount as discussed above. Such decreases were partially offset by an increase in general and administrative expenses of $88,202.

Other (expenses) income, net

Total other income (expenses) includes interest income, interest expense, derivative expense, warrant exercise inducement expense, gain on debt extinguishment, settlement expense, gain on deconsolidation of subsidiaries, and other income. For the years ended December 31, 2023 and 2022, other (expenses) income consisted of the following:

	For the Year Ended December 31,
	2023	2022
Interest income	$992	$31,166
Interest expense	(10,160)	(4,351)
Interest expense – related parties	(68,875)	-
Gain on sale of subsidiary	9,983	293,975
Settlement expense	-	(237,961)
Total Other (Expenses) Income, net	$(68,060)	$82,829

For the year ended December 31, 2023 and 2022, interest income was $992 and $31,166, respectively, a decrease of $30,176, or 96.8% due to lower cash balances in 2023 as compared to 2022.

For the year ended December 31, 2023 and 2022, aggregate interest expense was $79,035 and $4,351, respectively, an increase of $74,684. The increase in interest expense was primarily attributable to an increase in related party notes payable.

During the year ended December 31, 2023 and 2022, we recorded a gain from the sale of assets of our subsidiary, Shyp FX, of $9,983 to reflect miscellaneous post-closing adjustments and $293,975 to record the gain referenced herein, as of the closing date of the transaction, respectively.

During the year ended December 31, 2022, we recorded settlement expense of $237,961 as compared to $0 for the year ended December 31, 2023 related to a one-time settlement expense paid to Bellridge Capital, L.P.

Loss from discontinued operations

In November 2023, we ceased operations of our Freight Connections subsidiary and on December 1, 2023, Freight Connections and TLSS-FC filed a Chapter 7 bankruptcy petition in the State of New Jersey under the United States Bankruptcy Code. Additionally, in February 2024, we ceased operations of all remaining logistic and transportation services subsidiaries, and on February 27, 2024, Cougar Express filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code. Accordingly, the financial position and results of operations of all our Subsidiaries are reflected as discontinued operations for all periods presented.

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2023 and 2022 related to discontinued operations.

	For the Year Ended December 31,
	2023	2022
Revenues	$19,619,681	$7,744,477
Cost of revenues	14,278,251	5,216,839
Gross profit	5,341,430	2,527,618
Operating expenses	(15,504,921)	(6,351,129)
Other expenses, net	(1,574,954)	(121,031)
Loss from discontinued operations	$(11,738,445)	$(3,944,522)

During the year ended December 31, 2023, operating expenses of discontinued operations included an impairment loss of $4,107,226 from the write down of property and equipment, right of use assets, intangible assets and goodwill. During the year ended December 31, 2022, operating expenses of discontinued operations included an impairment loss of $2,090,567 from the write down of intangible assets and goodwill.

Net loss

Due to factors discussed above, for the year ended December 31, 2023 and 2022, net loss amounted to $14,264,646 and $8,076,066, respectively. For the year ended December 31, 2023, net loss attributable to common stockholders, which included dividends accrued on Series E and Series G preferred stock of $558,553, amounted to $14,823,199, or $(0.00) per basic and diluted common share. For the year ended December 31, 2022, net loss attributable to common stockholders, which included dividends accrued on Series E and Series G preferred stock of $417,546, amounted to $8,493,612, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2023, and December 31, 2022 we had a cash balance of $218,152 and $1,470,807, respectively. Our working capital deficit was $7,997,436 and $4,403,460 on December 31, 2023 and December 31, 2022, respectively. We reported a net decrease in cash for the year ended December 31, 2023 of $1,252,655 primarily as a result of the use of cash used to purchase property and equipment of $519,644, cash used in operations of $2,812,443, net cash used for acquisitions of $506,115, and the repayment of notes payable of $445,656, offset by net cash proceeds received from the exercise of warrants of $619,111, proceeds from notes payable of $997,092, proceeds from related party notes payable of $1,160,000, and proceeds from the collection of a note receivable of $255,000. As of December 2, 2024, the Company had $257,628 in cash, primarily attributable to the issuance of two (2) unsecured promissory notes in each of August 2024 and October 2024 and one (1) unsecured promissory note in November 2024 in the aggregate principal amounts of $150,000, $100,000, and $50,000 respectively, as discussed below.

Although we had historically raised capital from sales of shares of common stock, the sale of Series E and Series G preferred stock, and from the issuance of convertible promissory notes and notes payable, the Company, in mid-February 2024, was unable to raise additional capital or secure additional lending to meet its debt and liability obligations and, as a result, the Company had to cease its remaining operations.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $14,264,646 and $8,076,066 for the years ended December 31, 2023 and 2022, respectively. The net cash used in operations was $2,812,443 and $3,422,359 for the years ended December 31, 2023 and 2022, respectively. Additionally, we had an accumulated deficit and working capital deficit of $142,333,298 and $7,997,436, respectively, on December 31, 2023. These factors, in addition to the cessation of all operations, raises substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Annual Report.

On August 12, 2024, the Company issued two (2) promissory notes (the “August 2024 Notes”) in the aggregate principal amount of $150,000, with two lenders, who are holders of shares of the Company’s Series E and Series G preferred stock (the “2024 Lenders”). The August 2024 Notes have an interest rate of 10% per annum that mature six (6) months from the date of issuance. The primary purpose of the use of proceeds from the August 2024 Notes were to fund initial costs related to: (i) the commencement of the Company’s 2023 audit and quarterly reviews for 2024; (ii) regaining compliance with required SEC filings; (iii) maintaining the Company’s OTC listing; and (iv) keeping the Company in good standing with requisite taxing authorities. Such financing anticipates the Company would secure additional financing to complete such audit and file its past due SEC filings, although there is no guarantee that any such additional financing will be secured.

If the Company defaults on the August 2024 Notes, the 2024 Lenders have the right to demand repayment of the August 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the August Notes outstanding, including any accrued but unpaid interest.

On October 9, 2024, the Company issued two unsecured non-convertible promissory notes (the “October 2024 Notes”) in the aggregate principal amount of $100,000, with an interest rate of 10% per annum that mature six months from the date of issuance, to the 2024 Lenders. If the Company defaults on the October 2024 Notes, the 2024 Lenders have the right to demand repayment of the October 2024 Notes in full upon five business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty-day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the October 2024 Notes outstanding, including any accrued but unpaid interest. The primary use of the proceeds from the October 2024 Notes were for use in (i) the Company’s 2023 audit and quarterly reviews for 2024; (ii) regaining compliance with required SEC filings; (iii) maintaining the Company’s OTC listing; (iv) keeping the Company in good standing with requisite taxing authorities; and (v) fees for routine litigation matters in the ordinary course of business.

Similar to the August 2024 Notes, if the Company defaults on the October 2024 Notes, the 2024 Lenders have the right to demand repayment of the October 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the October Notes outstanding, including any accrued but unpaid interest.

On November 22, 2024, Company issued an unsecured non-convertible promissory note (the “November 2024 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that matures six (6) months from the date of issuance, to the 2024 Lenders. If the Company defaults on the November 2024 Note, the 2024 Lenders have the right to demand repayment of the November 2024 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the November 2024 Note outstanding, including any accrued but unpaid interest.

Concurrently with the issuance of the November 2024 Note, the Company also entered into a letter agreement of even date (the “November 2024 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the November 2024 Notes which include: (i) the completion of the Company’s 2023 audit and reviews for the subsequent 2024 quarters; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

Management cannot provide assurance that we will ultimately get current in our SEC filings, successfully restructure its debts and liabilities, find a new business opportunity, achieve profitable operations, become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our Company in the future and to pay our debt obligations. Although we have historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company would need to filing bankruptcy. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2023 amounted to $2,812,443. During the year ended December 31, 2023, net cash used in operating activities was primarily attributable to a net loss of $14,264,646, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $1,487,813, non-cash impairment loss from discontinued operations of $4,107,226, non-cash loss from the deconsolidation of subsidiaries of $391,558, loss on disposal of property and equipment of $88,995 and bad debt expense of $397,346 and changes in operating assets and liabilities such as a decrease in accounts receivable of $991,985, a decrease in prepaid expenses and other current assets of $32,244, decrease in security deposit of $89,171, an increase in accounts payable and accrued expenses of $3,077,389, an increase in accrued expenses – related parties of $68,875, and an decrease in accrued compensation and related benefits of $77,631.

Net cash flows used in operating activities for the year ended December 31, 2022 amounted to $3,422,359. During the year ended December 31, 2022, net cash used in operating activities was primarily attributable to net loss of $8,076,066, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $1,134,037, stock-based compensation of $1,386,570, stock-based professional fees of $10,000, impairment loss of $2,090,567, related to the impairment of intangible assets, bad debt expense of $162,400, and a non-cash gain from the sale of the assets of Shyp FX of $296,689, and changes in operating assets and liabilities such as a decrease in accounts receivable of $450,715, a decrease in prepaid expenses and other current assets of $110,606, a decrease in security deposit of $20,185, a decrease in accounts payable and accrued expenses of $218,364, a decrease in insurance payable of $130,590, and a decrease in accrued compensation and related benefits of $102,983.

Investing activities

Net cash used in investing activities for the year ended December 31, 2023 amounted to $770,759 and consisted of net cash used for acquisitions of $713,586, and cash used for the purchase on transportation equipment of $519,644 offset by cash proceeds from a note receivable of $255,000 and the cash received from acquisitions of $207,471.

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

Financing activities

For the year ended December 31, 2023, net cash provided by financing activities totaled $2,330,547. During the year ended December 31, 2023, we received cash proceeds of $1,160,000 from notes payable from related parties, $997,092 from notes payable and $619,111 from the exercise of warrants, offset by the repayment of notes payable of $445,656.

For the year ended December 31, 2022, net cash provided by financing activities totaled $210,107. During the year ended December 31, 2022, we received proceeds from the sale of shares of Series G preferred stock of $855,000, cash proceeds of $245,714 from the exercise of warrants, and cash from notes payable of $108,395, offset by the repayment of notes payable of $975,002 and the payment of liquidating damages of $24,000.

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

Not Applicable

Item 8. Financial Statements and Supplementary Data.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Transportation and Logistics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transportation and Logistics Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and cash used in operations of $14,264,646 and $2,812,443, respectively for the year ended December 31, 2023. Additionally, the Company had an accumulated deficit and working capital deficit of $142,333,298 and $7,997,436, respectively, on December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

December 5, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$218,152	$1,470,807
Prepaid expenses and other current assets	84,421	-
Assets of discontinued operations	1,857,193	2,672,361

Total Current Assets	2,159,766	4,143,168

OTHER ASSETS:
Assets of discontinued operations	-	17,148,958

Total Other Assets	-	17,148,958

TOTAL ASSETS	$2,159,766	$21,292,126

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Notes payable - related parties	$1,160,000	$-
Accounts payable	852,005	146,599
Accrued expenses	957,201	767,183
Accrued expenses - related parties	68,875	-
Accrued compensation and related benefits	75,000	-
Liabilities of discontinued operations	7,044,121	7,632,846

Total Current Liabilities	10,157,202	8,546,628

LONG-TERM LIABILITIES:
Liabilities of discontinued operations	-	7,245,436

Total Long-term Liabilities	-	7,245,436

Total Liabilities	10,157,202	15,792,064

Commitments and Contingencies (See Note 8)

SHAREHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at December 31, 2023 and 2022 (Liquidation value $0)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at December 31, 2023 and 2022 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at December 31, 2023 and 2022 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 475,500 and 575,000 shares issued and outstanding at December 31, 2023 and 2022, respectively ($10.00 per share liquidation value)	476	575
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at December 31, 2023 and 2022 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 4,481,102,346 and 3,636,691,682 shares issued and outstanding at December 31, 2023 and 2022, respectively	4,481,102	3,636,692
Additional paid-in capital	129,854,231	129,372,841
Accumulated deficit	(142,333,298)	(127,510,099)

Total Shareholders’ (Deficit) Equity	(7,997,436)	5,500,062

Total Liabilities and Shareholders’ (Deficit) Equity	$2,159,766	$21,292,126

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	1,270,883	2,532,634
Legal and professional fees	983,868	1,216,551
General and administrative expenses	353,390	265,188
Contingency (gain) loss	(150,000)	200,000

Total Operating Expenses	2,458,141	4,214,373

LOSS FROM OPERATIONS	(2,458,141)	(4,214,373)

OTHER INCOME (EXPENSES):
Interest income	992	31,166
Interest expense	(10,160)	(4,351)
Interest expense - related parties	(68,875)	-
Gain on sale of subsidiary	9,983	293,975
Settlement expense	-	(237,961)

Total Other Income (Expenses)	(68,060)	82,829

LOSS BEFORE INCOME TAXES	(2,526,201)	(4,131,544)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(2,526,201)	(4,131,544)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(11,738,445)	(3,944,522)

LOSS FROM DISCONTINUED OPERATIONS	(11,738,445)	(3,944,522)

NET LOSS	(14,264,646)	(8,076,066)

Deemed and accrued dividends	(558,553)	(417,546)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,823,199)	$(8,493,612)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss per share from continuing operations -basic and diluted	$(0.00)	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,043,831,320	3,359,982,502

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock Series B		Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	700,000	$700	51,605	$52	615,000	$615	-	$-	2,926,528,666	$2,926,529	$124,604,718	$(119,016,487)	$8,516,127

Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	64,657,636	64,657	181,057	-	245,714

Common stock issued for services and future services	-	-	-	-	-	-	-	-	162,641,037	162,641	97,359	-	260,000

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,136,570	-	1,136,570

Sales of Series G preferred share units	-	-	-	-	95,000	95	-	-	-	-	854,905	-	855,000

Common stock issued for conversion of Series E preferred shares	-	-	(30,187)	(31)	-	-	-	-	113,500,868	113,501	(137,470)	-	(24,000)

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(135,000)	(135)	-	-	190,451,631	190,452	(151,000)	-	39,317

Series H preferred and common stock issued in connection with acquisition	-	-		-	-	-	32,374	32	178,911,844	178,912	2,786,702	-	2,965,646

Cancellation of Series B preferred in connection with settlement	(700,000)	(700)	-	-	-	-	-	-	-	-	-	-	(700)

Dividends accrued	-	-	-	-	-	-	-	-	-	-	-	(417,546)	(417,546)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,076,066)	(8,076,066)

Balance, December 31, 2022	-	-	21,418	21	575,000	575	32,374	32	3,636,691,682	3,636,692	129,372,841	(127,510,099)	5,500,062

Common stock issued for conversion of Series G preferred shares	-	-	-	-	(99,500)	(99)	-	-	501,923,275	501,924	(426,858)	-	74,967

Common stock issued for services and future services	-	-	-	-	-	-	-	-	34,170,054	34,169	(34,169)	-	-

Cancellation of common stock issued for services due to non-vesting	-	-	-	-	-	-	-	-	(1,238,095)	(1,238)	1,238	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	-	-	428,146	-	428,146

Common stock issued for warrant exercises	-	-	-	-	-	-	-	-	309,555,430	309,555	309,556	-	619,111

Deemed and accrued dividends	-	-	-	-	-	-	-	-	-	-	203,477	(558,553)	(355,076)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(14,264,646)	(14,264,646)

Balance, December 31, 2023	-	$-	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,854,231	$(142,333,298)	$(7,997,436)

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,264,646)	$(8,076,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	1,487,813	1,134,037
Stock-based compensation	428,146	1,386,570
Stock-based professional fees	-	10,000
Impairment loss - discontinued operations	4,107,226	2,090,567
Non-cash gain from sale of subsidiary	-	(296,689)
Loss on deconsolidation of subsidiary - discontinued operations	391,558	-
Loss on disposal or sale of property and equipment	88,995	-
Lease costs - discontinued operations	547,428	37,953
Bad debt expense	397,346	162,400
Non-cash gain on settlement	-	(700)
Change in operating assets and liabilities:
Accounts receivable	991,985	450,715
Prepaid expenses and other current assets	32,244	110,606
Security deposit	(89,171)	20,185
Accounts payable and accrued expenses	3,077,389	(218,364)
Accrued expenses - related parties	68,875	-
Insurance payable	-	(130,590)
Accrued compensation and related benefits	(77,631)	(102,983)

NET CASH USED IN OPERATING ACTIVITIES	(2,812,443)	(3,422,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(519,644)	(143,948)
Increase in note receivable	-	(255,000)
Proceeds from repayment of note receivable	255,000	-
Cash acquired in acquisitions	207,471	196,527
Cash used for acquisitions	(713,586)	(1,930,712)
Cash proceeds from sale of subsidiary	-	748,500

NET CASH USED IN INVESTING ACTIVITIES	(770,759)	(1,384,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of series G preferred share units	-	855,000
Payment of liquidated damages on Series E preferred shares	-	(24,000)
Proceeds from exercise of warrants	619,111	245,714
Proceeds from notes payable	997,092	108,395
Proceeds from notes payable - related parties	1,160,000	-
Repayment of notes payable	(445,656)	(975,002)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,330,547	210,107

NET DECREASE IN CASH	(1,252,655)	(4,596,885)

CASH, beginning of year	1,470,807	6,067,692

CASH, end of year	$218,152	$1,470,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$10,160	$125,382
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series E preferred stock to common stock	$-	$31
Conversion of Series G preferred stock and accrued dividends to common stock	$74,967	$39,317
Accrual of preferrerd stock dividends	$355,076	$417,546
Issuance of common stock for future services	$34,169	$5,000
Increase in right of use assets and lease liabilities	$3,958,260	$-
Reclassification of right of use assets to property and equipment	$160,236	$-
Cancellation of common stock issued for services due to non-vesting	$1,238	$-

ACQUISITIONS:
Assets acquired:
Accounts receivable	$836,886	$2,190,707
Prepaid expenses	18,455	271,305
Property and equipment	1,186,198	1,341,813
Right of use assets	457,239	9,084,594
Security deposits	7,000	363,952
Intangible assets	430,151	-
Total assets acquired	2,935,929	13,252,371
Less: liabilities assumed:
Accounts payable	211,303	433,461
Accrued expenses	12,702	360,610
Accrued compensation and related benefits	152,631	69,122
Notes payable	1,595,939	6,355,588
Lease liabilities	457,239	9,084,594
Total liabilities assumed	2,429,814	16,303,375
Net assets acquired (liabilities) assumed	$506,115	$(3,051,004)

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. The subsidiaries of the Company during the year ended December 31, 2023 include: Cougar Express, Inc. (“Cougar Express”); Freight Connections, Inc. (“Freight Connections”); JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); TLSS-FC, Inc. (“TLSS-FC”); and TLSS-STI, Inc. (“TLSS-STI”).

Until ceasing operations, the Company’s historical business growth was primarily through a growth by acquisition strategy, as described below.

On November 13, 2020, the Company formed a wholly-owned subsidiary, Shyp FX under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, the Company executed an agreement to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks. On April 28, 2022, the Company entered into an agreement with an unrelated third party to sell substantially all of Shyp FX’s asset and specific liabilities in all-cash transaction that closed in June 2022 (see Note 3).

On November 16, 2020, the Company formed a wholly-owned subsidiary, TLSSA under the laws of the State of Delaware. On March 24, 2021, TLSSA acquired all of the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. On February 27, 2024, Cougar Express filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code (the “Cougar Bankruptcy”), assigning all of the Cougar Express assets to Mr. Andrew M. Thaler, Esq., as Trustee (the “Cougar Express Trustee”) for liquidation and unwinding of the business. The Cougar Express Trustee has been charged with liquidating the assets for the benefit of the Cougar Express creditors pursuant to the relevant provisions of the United States Bankruptcy Code. As a result of the Cougar Bankruptcy, the Cougar Express Trustee assumed all authority to manage Cougar Express. Additionally, as of February 27, 2024, Cougar Express no longer conducts any business and is not permitted by the Cougar Express Trustee to conduct any business. For these reasons, effective February 27, 2024, the Company relinquished control of Cougar Express. Therefore, the Company deconsolidated Cougar Express effective with the filing of the Cougar Bankruptcy in 2024.

On February 21, 2021, the Company formed a wholly-owned subsidiary, Shyp CX under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations and is inactive.

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. For the years ended December 31, 2023 and 2022, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these financial statements, TLSS-CE, which owns 100% of the stock of Cougar Express, has not filed for bankruptcy.

Effective September 16, 2022, TLSS-FC closed on an acquisition of all outstanding stock of Freight Connections, a New Jersey-based company that offered an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. On December 1, 2023, TLSS-FC and its wholly-owned subsidiary Freight Connections, filed a Chapter 7 bankruptcy petition in the State of New Jersey under the United States Bankruptcy Code (the “Freight Bankruptcy”), assigning all of the TLSS-FC and Freight Connections assets to Mr. Steven P. Kartzman, Esq., as trustee (the “Freight Trustee”) for liquidation and unwinding of the business. The Freight Trustee has been charged with liquidating the assets for the benefit of the TLSS-FC and Freight Connection’s creditors pursuant to the relevant provisions of the United States Bankruptcy Code. As a result of the Freight Bankruptcy, the Freight Trustee assumed all authority to manage TLSS-FC and Freight Connections. Additionally, TLSS-FC and Freight Connections no longer conduct any business and are not permitted by the Freight Trustee to conduct any business. For these reasons, effective December 1, 2023, the Company relinquished control of TLSS-FC and Freight Connections. Therefore, the Company deconsolidated TLSS-FC and Freight Connections effective with the Freight Bankruptcy on December 1, 2023. In connection with this deconsolidation, the Company recognized a loss on deconsolidation of $391,558, which is included in loss from discontinued operations on the accompanying consolidated statement of operations.

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates (See Note 3). In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the years ended December 31, 2023 and 2022, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of the issuance of these financial statements the Severance entities have not filed bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the consolidated financial statements for the years ended December 31, 2023 and 2022.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of the issuance of these financial statements, the Company continues to remain insolvent and as a result, has been unable to meet its annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”). The Company has obtained financing to enable us to complete the audit of these financial statements for the year ended December 31, 2023 and to commence the reviews for the subsequent 2024 quarters to enable the Company to prepare and file our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), and subsequent Quarterly Reports on Form 10-Q (the “2024 Quarterly Reports”). Following the filing of the 2023 Annual Report of which these financial statements form a part, we intend to continue working to complete the necessary financial statements and file the 2024 Quarterly Reports as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of the 2024 Quarterly Reports. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The consolidated financial statements of the Company include the accounts of TLSS and its wholly-owned subsidiaries, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-FC, Freight Connection since its acquisition on September 16, 2022 through its deconsolidation on December 1, 2023, TLSS-CE, Cougar Express, JFK Cartage since its acquisition on July 31, 2022, TLSS-STI, and Severance since its acquisition on January 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

Discontinued Operations

The Company has classified the related assets and liabilities associated with its logistics and transportation services business as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the notes to consolidated financial statements refers to the Company’s continuing operations. See Note 10 — Discontinued Operations for additional information.

Deconsolidation of subsidiaries

The Company accounts for a gain or loss on deconsolidation of subsidiaries or derecognition of a group of assets in accordance with ASC 810-10-40-5. The Company measures the gain or loss as the difference between (a) the aggregate of fair value of any consideration received, the fair value of any retained noncontrolling investment and the carrying amount of any noncontrolling interest in the former subsidiary at the date the subsidiary is deconsolidated and (b) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $14,264,646 and $8,076,066 for the years ended December 31, 2023 and 2022, respectively. The net cash used in operations was $2,812,443 and $3,422,359 for the years ended December 31, 2023 and 2022, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $142,333,298 and $7,997,436, respectively, on December 31, 2023. Furthermore, as of February 2024, the Company has ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. While the Company is working towards getting current in its requisite past due SEC filings, it is also evaluating a possible restructuring of its existing debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On December 31, 2023, the Company had no cash in the bank in excess of FDIC insured levels.

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of accounts receivable, the useful life of property and equipment, the valuation of intangible assets, the valuation of assets acquired and liabilities assumed in a business combination, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, valuation of assets and liabilities of discontinued operations, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the value of claims against the Company.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2023. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of December 31, 2023 and 2022, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, assets of discontinued operations, accounts payable, accrued expenses, insurance payable, liabilities of discontinued operations, and other payables approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

Business acquisitions

The Company accounted for business acquisitions using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Determining the fair value of certain acquired assets and liabilities was subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions were included in the Company’s consolidated financial statements as of the date of the acquisition.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On December 31, 2023, the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable were presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances along with general reserves for current accounts receivable that are projected to become uncollectable. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Goodwill and other intangible assets

Intangible assets were carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges.

The Company’s business acquisitions typically resulted in the recording of goodwill and other intangible assets, which affected the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods.

Goodwill represented the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. Goodwill is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. The Company includes assumptions about the expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill is considered impaired if the recorded value exceeds the fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans. The Company performed its annual testing for goodwill during the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.

Other intangibles, net consisted of covenants not to compete and customer relationships. All intangible assets determined to have finite lives were amortized over their estimated useful lives. The useful life of an intangible asset was the period over which the asset is expected to contribute directly or indirectly to future cash flows. In connection with the discontinuation of the Company’s logistic and transportation business, all intangible assets and goodwill were either impaired or deconsolidated and any such impairment is included in discontinued operations in fiscal 2023.

Based on the Company’s impairment analysis, management determined that an intangible impairment charge was required for the year ended December 31, 2022 and accordingly, recorded an impairment loss of $2,090,567, which is included in loss from discontinued operations on the accompanying consolidated statement of operations.

See Note 10 for additional information regarding intangible assets and goodwill.

Leases

The Company uses Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether it obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of December 31, 2023. Currently, all leased premises have been abandoned.

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the years ended December 31, 2023 and 2022, the Company believes that it operated in one operating segment related to its full suite of logistics and transportation services.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

The Company recognized revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees, as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognized revenue on a gross basis. Our payment terms were generally net 30 days from acceptance of delivery. The Company did not incur incremental costs obtaining service orders from its customers, however, if the Company did, because all the Company’s customer contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The revenue that the Company recognized arose from deliveries of freight on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders corresponded to each delivery of freight that the Company made under the service agreements. Control of the freight transfers to the recipient upon delivery. Once this occurred, the Company satisfied its performance obligation and the Company recognized revenue.

The Company’s revenues were primarily derived from the transportation services it provided through the delivery of goods over the duration of a shipment. The bill of lading is a legally enforceable agreement between two parties, and where collectability was probable this document serves as the contract as its basis to recognized revenue under ASC 606- Revenue Recognition. The Company elected to expense initial direct costs as incurred because the average shipment cycle is less than five days. The Company recognized revenue and substantially all the purchased transportation expenses on a gross basis. Direct costs of such revenue generally included compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees. The Company directed the use of the transportation service provided and remained responsible for the complete and proper shipment. The Company recognized revenue for its performance obligations under its customer contracts over time, as its customers receive the benefits of the services in accordance with ASC 606- Revenue Recognition.

Revenue generated from warehousing services is generally recognized as the service is performed, based upon a monthly or weekly rate.

Inherent within the Company’s revenue recognition practices were estimates for revenue associated with shipments in transit. For shipments in transit, the Company recorded revenue based on the percentage of service completed as of the period end and recognizes delivery costs as incurred. The percentage of service completed for each shipment was based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit was accumulated at period end and recognized as revenue within discontinued operations. The significance of in transit shipments to the consolidated financial statements was limited due to the short duration, generally less than five days, of the average shipment cycle. On December 31, 2023 and 2022, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

For the years ended December 31, 2023 and 2022, all revenues and cost of revenues are included in discontinued operations.

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive shares of common stock consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for Series E, G and H preferred shares (using the as-if converted method). These common stock equivalents may be dilutive in the future.

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the years ended December 31, 2023 and 2022 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	December 31, 2023	December 31, 2022
Stock warrants	948,452,679	1,258,008,109
Stock options	80,000	80,000
Series E convertible preferred stock	95,238,667	28,571,600
Series G convertible preferred stock	2,377,500,000	575,000,000
Series H convertible preferred stock	323,740,000	323,740,000
	3,745,011,346	2,185,399,709

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard on January 1, 2024 had no impact on the Company’s consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – ACQUISITIONS AND DISPOSITION

Acquisitions

2023

Effective January 31, 2023, TLSS-STI acquired all of the outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together offered less-than-truckload (LTL) trucking services throughout New England. The total purchase price was $2,250,000 plus closing expenses of $36,525, as adjusted. In exchange for the outstanding stock of the Severance entities, TLSS-STI (i) paid $713,586 in cash, and (ii) issued a $1,572,939 secured promissory note, with interest accruing at the rate of 12% per annum (See Note 10). The entire unpaid principal under the note, was due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. On November 8, 2023, the Company and the sellers agreed to, among other things, (a) reduce the principal amount of the secured promissory note by $171,887, (b) extend the maturity date of the secured promissory note from August 1, 2024 to February 1, 2025, and (c) adjustment the payment schedule of the secured promissory note. The promissory note was secured solely by the assets of the Severance entities and a corporate guaranty from TLSS.

In February 2024, due to the lack of working capital to conduct its business, the Severance entities ceased operations and no longer conducts any business and all fixed assets of the Severance entities were voluntarily surrendered to the prior owners. For the years ended December 31, 2023 and 2022, all activities and balances of the Severance entities are included as part of discontinued operations on the consolidated financial statements (See Note 10). As of the date of this filing, neither Severance Trucking, Severance Warehouse nor McGrath have filed bankruptcy.

The assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date, and were subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates were inherently uncertain and were subject to refinement. Management developed estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible assets. Based upon the preliminary purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

2022

On August 4, 2022, the Company’s wholly-owned subsidiary, Cougar Express, closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, was an unrelated party (the “JFK Cartage Seller”). The effective date of the acquisition was July 31, 2022. Pursuant to the Stock Purchase and Sale Agreement with Cougar Express and JFK Cartage dated May 24, 2022, the purchase price was $1,700,000, subject to certain adjustments. The Company paid $405,712 in cash at closing and JFK Cartage entered into a $696,935 promissory note with the JFK Cartage Seller (See Note 7), $98,448 of which is payable weekly in the amount of 25% of accounts receivable collected, but in any event, was due no later than October 4, 2022, with the remaining balance of $598,487, payable in three annual installments of $199,496, with interest at 5.0% percent per annum on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On August 28, 2023 and effective on July 31, 2023, the Company and the JFK Cartage Seller entered into a First Amendment to Secured Promissory Note (the “Amended Note”) to extend the first annual installment due on July 31, 2023 which was treated as a note modification (see Note 7). Additionally, Cougar Express agreed to pay the $503,065 Small Business Administration (“SBA”) loan that existed on the books of JFK Cartage, which was paid in August 2022; and (iv) agreed to pay certain accrued liabilities and other notes payable that exists on the books of JFK Cartage. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $1,102,647, which included cash of $405,712 plus the $696,935 promissory note that is in the name of JFK Cartage. The purchase consideration amount did not include the SBA loan of $503,065, and accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business and all of its assets of the Company were voluntarily conveyed to the Cougar Trustee. For the years ended December 31, 2023 and 2022, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements (See Note 10). As stated above, neither TLSS-CE, which owns 100% of the stock of Cougar Express, nor JFK Cartage, a wholly-owned subsidiary of Cougar Express, have filed bankruptcy.

Effective September 16, 2022, the Company’s wholly-owned subsidiary, TLSS-FC, closed on an acquisition of all outstanding stock of Freight Connections, a company offering an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. Joseph Corbisiero, the sole shareholder of Freight Connections, from whom the shares were acquired (the “Freight Connections Seller”). Freight Connections was founded in 2016 and is a transportation and logistics carrier headquartered in Ridgefield Park, New Jersey. Prior to the closing, the Company, TLSSA and Freight Connections Seller entered into an amendment to their Stock Purchase and Sale Agreement, dated as of May 23, 2022 (the “Amended SPA”), and TLSSA assigned its interest in the Amended SPA to TLSS-FC. Pursuant to the Amended SPA, the total purchase price was $9,365,000, subject to certain adjustment. TLSS-FC: (i) paid $1,525,000 in cash at closing, (ii) Freight Connections entered into a $4,544,671 secured promissory note with the Freight Connections Seller, with interest accruing at the rate of 5% per annum and then 10% per annum as of March 1, 2023 (The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner (see Notes 9 and 10). The promissory note was secured solely by the assets of Freight Connections), and (iii) assumed certain debt. The Company issued to the Freight Connections Seller 178,911,844 shares of the Company’s common stock and 32,374 shares of the Company’s Series H Preferred which is convertible into an aggregate of 323,740,000 shares of the Company’s common stock based on a conversion of 10,000 shares of common stock for each share of Series H Preferred outstanding. The common stock and the as if converted number of Series H Preferred were valued at $0.0059 per share based on the quoted closing price of the Company’s common stock on the measurement date, for an aggregate fair value of $2,965,646. The number of shares was calculated as follows: (a) shares of common stock of the Company equal to no more than 4.99% of the number of shares of common stock outstanding immediately after such issuance, and (b) the balance of the shares in Series H Preferred, a new series of non-voting, convertible preferred stock issuable to sellers in connection with acquisitions or strategic transactions approved by a majority of the directors of the Company. TLSS-FC agreed to pay certain accrued liabilities and other notes payable that existed on the books of Freight Connections and agreed to pay the $4,544,671 secured promissory note which was assumed by Freight Connections. For accounting purposes, the total purchase consideration paid, after closing adjustments, was deemed to be $9,035,317 which includes (i) cash paid of $1,525,000, (ii) the aggregate fair value of shares of common stock and Series H Preferred issued to Freight Connections Seller of $2,965,646, and (iii) the $4,544,671 secured promissory note in the name of Freight Connections. The purchase consideration amount did not include accrued liabilities and other notes payable which were treated as assumed liabilities in the purchase price allocation.

On December 1, 2023, the Freight Bankruptcy occurred and all of the TLSS-FC and Freight Connections assets were assigned to the Freight Trustee for the liquidation and unwinding of the business. The Freight Trustee has been charged with liquidating the assets for the benefit of the TLSS-FC and Freight Connection’s creditors pursuant to the relevant provisions of the United States Bankruptcy Code. As a result of the Freight Bankruptcy, the Freight Trustee assumed all authority to manage TLSS-FC and Freight Connections. Additionally, TLSS-FC and Freight Connections no longer conduct any business and are not permitted by the Freight Trustee to conduct any business. For these reasons, effective December 1, 2023, the Company relinquished control of TLSS-FC and Freight Connections. Therefore, the Company deconsolidated TLSS-FC and Freight Connections effective with the Freight Bankruptcy on December 3, 2023 and the Company recognized a loss on deconsolidation of $391,558. All activity and balances prior to the deconsolidation of TLSS-FC and Freight Connections are included as part of discontinued operations (See Note 10).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

	JFK Cartage	Freight Connections	Total
Assets acquired:
Cash	$29,280	$167,247	$196,527
Accounts receivable, net	280,815	1,909,892	2,190,707
Other assets	206,591	428,666	635,257
Property and equipment	44,839	1,296,974	1,341,813
Right of use assets	1,172,972	7,911,622	9,084,594
Other intangible assets	752,025	4,892,931	5,644,956
Goodwill	502,642	1,603,237	2,105,879
Total assets acquired at fair value	2,989,164	18,210,569	21,199,733
Liabilities assumed:
Notes payable	(515,096)	(598,886)	(1,113,982)
Accounts payable	(10,559)	(422,902)	(433,461)
Accrued expenses	(187,890)	(241,842)	(429,732)
Lease liabilities	(1,172,972)	(7,911,622)	(9,084,594)
Total liabilities assumed	(1,886,517)	(9,175,252)	(11,061,769)
Net asset acquired	$1,102,647	$9,035,317	$10,137,964
Purchase consideration paid:
Cash paid	$405,712	$1,525,000	$1,930,712
Notes payable	696,935	4,544,671	5,241,606
Common stock and Series H preferred stock issued	-	2,965,646	2,965,646
Total purchase consideration paid	$1,102,647	$9,035,317	$10,137,964

Disposition

Sale of Shyp FX assets

On June 21, 2022, the Company sold substantially all of the assets of Shyp FX in an all-cash transaction. The purchaser was Farhoud Logistics Inc., a New Jersey corporation, an unrelated party. Under the terms of the sale, The Company sold the assets of Shyp FX consisting of transportation equipment and other equipment and the business of Shyp FX for $825,000. The Company received net proceeds of $748,500 which is net of a broker commission of $75,000 and other expenses of $4,214. $25,000 was being held in escrow, pending bulk sale tax clearance from the State of New Jersey and to cover the estimated cost of a vehicle repair. The Company received the escrowed funds during the fourth quarter of 2022. In connection with the sale of these assets, for the year ended December 31, 2022, the Company recorded a gain on the sale of $293,975. A gain on the sale of $9,983 was recorded during the year ended December 31, 2023. For the years ended December 31, 2023 and 2022, gain on sales of subsidiary consisted of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Total sale price consideration received	$-	$825,000
Less:
Commissions and other fees paid	-	79,214
Write-off of unamortized intangible assets	-	194,505
Net book value of property and equipment sold	-	257,306
Post-closing adjustment	(9,983)	-
	(9,983)	531,025
Gain on sale of subsidiary	$9,983	$293,975

NOTE 4 – NOTE RECEIVABLE

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

NOTE 5– NOTES PAYABLE – RELATED PARTIES

On April 14, 2023, the Company’s Board of Directors (“Board”) approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is the Company’s Secretary and a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board (see Note 12 for subsequent defaults).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On November 1, 2023, the Board approved and received an additional loan under the Credit Facility in the amount of $500,000 from Mr. Mercadante which was due on June 30, 2024, and on November 28, 2023, the Company approved and received an additional loan under the Credit Facility in the amount of $60,000 from an individual, who is affiliated to Mr. Mercadante, which was due on November 27, 2024 (see Note 12 for subsequent defaults).

On December 31, 2023, the aggregate principal amount related to these four (4) notes to three (3) related parties referenced above was $1,160,000 and the aggregate accrued interest payable amounted was $68,875, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheet.

NOTE 6– SHAREHOLDERS’ EQUITY (DEFICIT)

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

Series B preferred stock

On August 16, 2019, the Company filed the Certificate of Designation, Preferences, and Rights of Series B Convertible Preferred Shares with the Secretary of State of the State of Nevada (the “Series B Preferred COD”) designating 1,700,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 and a stated value of $0.001 (the “Series B Preferred”). The Series B Preferred have no voting rights and are not redeemable. Each share of Series B Preferred stock is convertible into one share of common stock at the option of the holder subject to beneficial ownership limitation. A holder of Series B Preferred may not convert any shares of Series B Preferred into common stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series B Preferred COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series B Preferred COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

In April 2022, the Company and Bellridge Capital, L.P. entered into a settlement agreement pursuant to which all 700,000 shares of Series B Preferred shares were cancelled and the Company recorded settlement income of $700. As of December 31, 2023 and 2022, there were no Series B preferred stock issued or outstanding.

Series D preferred stock

On July 20, 2020, the Board filed the Certificate of Designation of Preferences (“COD”), Rights and Limitations of Series D Preferred Stock (the “Series D COD”) with the Secretary of State of the State of Nevada designating 1,250,000 shares of preferred stock as Series D. The Series D preferred stock (“Series D Preferred”) does not have the right to vote. The Series D Preferred has a stated value of $6.00 per share (the “Series D Stated Value”). Subject only to the liquidation rights of the holders of Series B Preferred that is currently issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series D Preferred holders are entitled to receive an amount per share equal to the Series D Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series D Preferred is convertible into 1,000 shares of common stock. A holder of Series D Preferred may not convert any shares of Series D Preferred into common stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series D COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

Approval of at least a majority of the outstanding Series D Preferred is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series D Preferred, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, it being understood that the creation of a new security having rights, preferences or privileges senior to or on parity with the Series D Preferred in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series D Preferred; (c) issue any Series D Preferred, other than to the Investors; or (d) without limiting any provision hereunder, whether or not prohibited by the terms of the Series D Preferred, circumvent a right of the Series D Preferred.

As of December 31, 2023 and 2022, no shares of Series D Preferred were outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Series E preferred stock

On October 8, 2020, the Company entered into a securities purchase agreement with certain investors to sell (i) 47,977 shares of a newly created series of preferred stock called the Series E Convertible Preferred Stock (the “Series E Preferred”), and (ii) warrants to purchase up to an aggregate of 23,988,500 shares of common stock (the “Series E Offering”). In connection with the Series E Offering, on October 6, 2020, the Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Series E COD”) with the Secretary of State of the State of Nevada designating 562,250 shares of preferred stock as Series E Preferred.

In connection with the Series E Offering, the Company entered into Registration Rights Agreements (the “Series E Registration Rights Agreements”) pursuant to which the Company agreed to file a registration statement to register the resale of the shares of common stock issuable to the holders of the Series E Preferred upon conversion of the Series E Preferred and exercise of the warrants offering in the Series E Offering. The Company failed to file its initial registration statement and have the Securities and Exchange Commission (“SEC”) declared such registration statement effective within the time limits outlined in the Series E Registration Rights Agreements. The Company filed a registration statement for the resale of the shares underlying the Series E Preferred and warrants issued in the Series E Offering on April 22, 2021, and such registration statement was declared effective by the SEC on May 5, 2021.

On December 28, 2020, the Board filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Amended Series E COD”) with the Secretary of State of the State of Nevada. The Series E Preferred has a stated value of $13.34 per share (the “Series E Stated Value”). Pursuant with the Amended Series E COD:

●	Each holder of Series E Preferred has the right to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series E Preferred held by such holder are convertible as of the applicable record date.

●	Unless prohibited by Nevada law governing distributions to stockholders, for a period of one-year beginning with the Original Issuance Date, as defined, the Corporation shall have the right but not the obligation to redeem all outstanding Series E Preferred (and not any part of the Series E Preferred) at a price equal to 115% of (i) the Series E Stated Value per share plus (ii) all unpaid dividends thereon. If the Company fails to redeem all outstanding Series E on the redemption date, it shall be deemed to have waived its redemption right.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series E Preferred shall be convertible into that number of shares of common stock calculated by dividing the Series E Stated Value of each share of Series E Preferred being converted by the conversion price. The initial conversion price was $0.01, subject to certain adjustment as provided below. In addition, the Company shall issue any holder of Series E Preferred converting all or any portion of their Series E Preferred an additional sum (the “Make Good Amount”) equal to $210 for each $1,000 of Series E Stated Value of the Series E Preferred converted pro-rated for amounts more or less than $1,000, increasing to $310 for each $1,000 of Series E Stated Value during the Triggering Event Period (the “Extra Amount”). Subject a beneficial ownership limitation of 4.99% or 9.99%, the Make Good Amount shall be paid in shares of common stock, as follows: The number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 80% times the average VWAP for the five trading days prior to the date a holder delivered a notice of conversion to the Company (the “Conversion Date”). During the Triggering Event Period, the number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 70% times the average VWAP for the five trading days prior to the Conversion Date.

Subject to a beneficial ownership limitation of 4.99% or 9.99%, at any time during the period commencing on the date of the occurrence of a Triggering Event and ending on the date of the cure of such Triggering Event (the “Triggering Event Period”), a holder may, at such holder’s option, by delivery of a conversion notice to the Company to convert all, or any number of Series E Preferred (such conversion amount of the Series E Preferred to be converted pursuant to this Section 6(b) (the “Triggering Event Conversion Amount”), into shares of common stock at the Triggering Event Conversion Price. The “Triggering Event Conversion Amount” means 125% of the Series E Stated Value and the “Triggering Event Conversion Price” means $0.006.

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series E Stated Value plus all unpaid accrued and accumulated dividends thereon. As of December 31, 2023 and 2022, the Company has accrued dividends of $178,235 and $161,092, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

On a pari passu basis with the holders of Series D Preferred that was issued and outstanding, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series E Preferred is entitled to receive an amount per share equal to the Series E Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis. Until the date that such Series E Preferred holder no longer owns at least 50% of the Series E Preferred, the holders of Series E Preferred have the right to participate, pro rata, in each subsequent financing in an amount up to 25% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

Approval of at least a majority of the outstanding Series E Preferred is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series E Preferred, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, but the creation of a new security having rights, preferences or privileges senior to or on parity with the Series E Preferred in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series E Preferred; (c) issue any Series D Preferred, (d) issue any Series E Preferred in excess of 562,250 or (e) without limiting any provision under the Series E COD, whether or not prohibited by the terms of the Series E Preferred, circumvent a right of the Series E Preferred.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

These Series E Preferred issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate. As per the terms of the Amended Series E COD, the Company shall have the right but not the obligation to redeem all outstanding Series E Preferred (and not any part of the Series E Preferred) at a price equal to 115% of (i) the Series E Stated Value per share plus (ii) all unpaid dividends thereon. As such, since the Series E is redeemable upon the occurrence of an event that is within the Company’s control, the Series E Preferred is classified as permanent equity.

The Company concluded that the Series E Preferred represented an equity host and, therefore, the redemption feature of the Series E Preferred was considered to be clearly and closely related to the associated equity host instrument. The redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series E Preferred were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series E Preferred were not considered an embedded derivative that required bifurcation.

On June 22, 2023, the Company offered holders of warrants issued in the Series E Offering and warrants issued in the Series G Offering (as described below) to purchase up to an aggregate of 977,912,576 shares of the Company’s common stock at $0.01 per share (the “Eligible Warrants”) the opportunity to exercise the Eligible Warrants at $0.002 per share (the “Offer”). The Offer was contingent upon enough Eligible Warrants being exercised so that the Company received aggregate minimum proceeds of $500,000. The Company received gross proceeds of $619,111 from the exercise of the Eligible Warrants.

The Company agreed with the holders of outstanding Series E Preferred that did not participate in the Offer that, contingent on the Offer being exercised with regard to Eligible Warrants aggregating the minimum proceeds, the Company would reduce the conversion price of the Series E Preferred and warrants issued in the Series E Offering to $0.003 per share. (See Warrants discussion below)

During 2022, the Company issued 113,500,868 shares of its common stock in connection with the conversion of 30,187 shares of Series E Preferred and paid liquidating damages of $24,000. The conversion ratio was based on the Amended Series E COD.

During 2023, there were no conversions of shares of Series E Preferred.

As of December 31, 2023 and 2022, 21,418 shares of Series E Preferred were outstanding.

Series G preferred stock

On December 31, 2021, we entered into securities purchase agreements with investors pursuant to which the Company issued an aggregate of (i) 710,000 shares of a newly created series of preferred stock called the Series G Convertible Preferred Stock (the “Series G Preferred”) and (ii) common stock purchase warrants to purchase up to 700,000,000 shares of the Company’s common stock with an exercise price of $0.01 (the “Series G Offering”). In connection with the Series G Offering, on December 28, 2021, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (the “Series G COD”) with the Secretary of State of the State of Nevada designating 1,000,000 shares of preferred stock as Series G Preferred. The Series G Preferred has a stated value of $10.00 per share (the “Series G Stated Value”). The gross proceeds to the Company from the Series G Offering were $7,100,000.

The Company failed to file its initial registration statement and have the Securities and Exchange Commission (“SEC”) declared such registration statement effective within the time limits outlined in the Registration Rights Agreements. The Company filed a registration statement for the resale of the shares underlying the Series E Preferred and warrants issued in the Series E Offering on April 22, 2021, and such registration statement was declared effective by the SEC on May 5, 2021.

In connection with the Series G Offerings, the Company entered into Registration Rights Agreements (the “Series G Registration Rights Agreements”) pursuant to which the Company agreed to file a registration statement to register the resale of the shares of common stock issuable to the holders of the Series G Preferred upon conversion of the Series G Preferred and exercise of the warrants offering in the Series G Offering. The Company failed to file its initial registration statement and have the Securities and Exchange Commission (“SEC”) declared such registration statement effective within the time limits outlined in the Series G Registration Rights Agreements. The Company filed a registration statement for the resale of the shares underlying the Series G Preferred and warrants issued in the Series G Offering on January 28, 2022, and such registration statement was declared effective by the SEC on May 13, 2022.

Pursuant to the Series G COD,

●	Each holder of Series G Preferred has the right to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series G Preferred held by such holder are convertible as of the applicable record date.

●	Unless prohibited by Nevada law governing distributions to stockholders, for a period of one-year beginning with the original issuance date, as defined, the Company shall have the right but not the obligation to redeem all outstanding Series G Preferred (and not any part of the Series G Preferred) at a price equal to 115% of (i) the Series G Stated Value per share plus (ii) all unpaid dividends thereon. If the Company fails to redeem all outstanding Series G Preferred on the redemption date, it shall be deemed to have waived its redemption right.

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series G Preferred shall be convertible into that number of shares of common stock calculated by dividing the Series G Stated Value of each share of Series G Preferred being converted by the applicable conversion price. The initial conversion price of the Series G Preferred is $0.01, subject to adjustment as provided below. In addition, the Company will issue a holder of Series G Preferred converting all or any portion of their Series G Preferred an additional sum (the “Series G Make Good Amount”) equal to $210 for each $1,000 of Series G Stated Value converted pro-rated for amounts more or less than $1,000 (the “Series G Extra Amount”). Subject to a beneficial ownership limitation, the Make Good Amount shall be paid in shares of common stock, as follows: the number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Series G Extra Amount by the product of 80% times the average VWAP for the five trading days prior to the date a holder of Series G Preferred delivered a notice of conversion to the Company (the “Conversion Date”).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

If and whenever on or after the initial issuance date but not after two years from the original issuance date, the Company issues or sells, or is deemed to have issued or sold, additional shares of common stock, options, warrants of convertible instruments, subject to certain exceptions, for a consideration per share (the “Base Share Price”) less than a price equal to the applicable conversion price in effect immediately prior to such issuance or sale or deemed issuance or sale (such conversion price then in effect is reflected to herein as the “Applicable Price”) (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the Base Share Price.

From and after the original issuance date, cumulative dividends on each share of Series G Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series G Stated Value plus all unpaid accrued and accumulated dividends thereon. As of December 31, 2023 and 2022, the Company has accrued dividends of $620,975 and $385,009, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

On a pari passu basis with the holders of Series E Preferred, upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, the Series G Preferred is entitled to receive an amount per share equal to the Series G Stated Value and then receive a pro-rata portion of the remaining assets available for distribution to the holders of common stock on an as-converted to common stock basis. The holders of Series G Preferred have the right to participate, pro rata, in each subsequent financing in an amount up to 40% of the total proceeds of such financing on the same terms, conditions and price otherwise available in such subsequent financing.

Approval of at least two-thirds of the outstanding Series G Preferred is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series G Preferred, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, but the creation of a new security having rights, preferences or privileges senior to or on parity with the Series G Preferred in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series G Preferred; (c) issue any Series E Preferred or Series D Preferred, (d) issue any Series G Preferred in excess of 1,000,000 or (e) without limiting any provision under the Series G COD, whether or not prohibited by the terms of the Series G Preferred, circumvent a right of the Series G Preferred.

Under the terms of the Series G Preferred, if the Company issues or sells (or is deemed to have issued or sold) additional shares of common stock for a price-per-share that is less than the price equal to the conversion price of the Series G Preferred held by the holders of the Series G Preferred immediately prior to such issuance, then the conversion price of the Series G Preferred will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share, the conversion price for all 475,500 remaining outstanding Series G Preferred shall henceforth be $0.002 per share.

The Series G Preferred share issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate. As per the terms of the Series G preferred stock agreements, the Company shall have the right but not the obligation to redeem all outstanding Series G Preferred (and not any part of the Series E Preferred) at a price equal to 115% of (i) the Series G Stated Value per share plus (ii) all unpaid dividends thereon. As such, since Series G Preferred is redeemable upon the occurrence of an event that is within the Company’s control, the Series G Preferred is classified as permanent equity.

The Company concluded that the Series G Preferred represented an equity host and, therefore, the redemption feature of the Series G Preferred was considered to be clearly and closely related to the associated equity host instrument. The redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series G Preferred were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series G Preferred were not considered an embedded derivative that required bifurcation.

On January 25, 2022, the Company entered into Securities Purchase Agreements with investors pursuant to which the Company, on January 25, 2022, issued to the investors units which consisted of an aggregate of (i) 70,000 shares of Series G Preferred and (ii) warrants to purchase up to 70,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2022 Series G Offering”). The gross proceeds to the Company were $700,000. The Company paid placement agent fees of $70,000 and received net proceeds of $630,000.

On March 4, 2022, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company, on March 4, 2022, issued to the investors units which consisted of an aggregate of (i) 25,000 shares of Series G Preferred and (ii) warrants to purchase up to 25,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2022 Series G Offering”). The gross proceeds to the Company were $250,000. The Company paid placement agent fees of $25,000 and received net proceeds of $225,000. Additionally, in connection with both the January 2022 Series G Offering and the March 2022 Series G Offering, the Company issued warrants to purchase an aggregate of 19,000,000 shares of the Company’s common stock to the placement agent at an exercise price of $0.01 per share. The aggregate placement agent cash fees of $95,000 was charged against the proceeds of the offering in additional paid-in capital and there is no effect on equity for the placement agent warrants.

On June 22, 2023, the Company offered holders of warrants issued in the Series E Offering and warrants issued in the Series G Offering to purchase up to an aggregate of 977,912,576 shares of the Company’s common stock at $0.01 per share (the “Eligible Warrants”) the opportunity to exercise the Eligible Warrants at $0.002 per share (the “Offer”). The Offer was contingent upon enough Eligible Warrants being exercised so that the Company received aggregate minimum proceeds of $500,000. The Company received gross proceeds of $619,111 from the exercise of the Eligible Warrants.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

During the year ended December 31, 2023, the Company received proceeds of $619,111 and issued 309,555,430 shares of common stock to holders of Eligible Warrants upon the exercise of Eligible Warrants to purchase 309,555,430 shares of common stock. The proceeds were used by the Company to meet general capital requirements. (See Warrants discussion below).

During the year ended December 31, 2022, the Company issued 190,451,631 shares of its common stock in connection with the conversion of 135,000 shares of Series G Preferred and accrued dividends payable of $39,317. The conversion ratio was based on the Series G Preferred COD.

During the year ended December 31, 2023, the Company issued 501,923,275 shares of its common stock in connection with the conversion of 99,500 shares of Series G Preferred and accrued dividends payable of $74,967. The conversion ratio was based on the Series G COD.

As of December 31, 2023 and 2022, 475,500 and 575,000 shares of Series G Preferred were outstanding, respectively.

Series H preferred stock

On September 20, 2022, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (the “Series H COD”) with the Secretary of State of the State of Nevada designating 35,000 shares of preferred stock as Series H (“Series H Preferred”). The Series H Preferred has no stated value and pursuant to the Series H COD:

●	Each share of Series H Preferred shall have no voting rights.

●	Each share of Series H Preferred shall be convertible into 10,000 shares of the Company’s common stock, subject to the beneficial ownership limitations. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Series H Preferred held by such holder. The holder of Series H Preferred and the Company, by mutual consent, may increase or decrease the Beneficial Ownership Limitation provisions of the Series H COD, provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred held by the Holder.

●	Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series H Preferred stock shall be entitled to receive out of assets of the Company legally available therefor the same amount that a holder of the Company’s common stock would receive on an as-converted basis (without regard to the beneficial ownership limitation or any other conversion limitations hereunder). The right of a Series H Holder to receive such payment shall be preferential to the right of holders of common stock but shall be subordinate to the rights of the holder of any other series of preferred stock of the Company.

In connection with the acquisitions of Freight Connections, on September 16, 2022, the Company issued 32,374 shares of Series H Preferred. These shares were valued in the amount of $1,910,066 based on the as if converted fair value of the underlying common stock, or $0.0059 per share, based on the quoted closing price of the Company’s common stock on the measurement date.

As of both December 31, 2023 and 2022, 32,374 shares of Series H Preferred were outstanding.

Series I Preferred Stock

On July 14, 2023, the Company filed the Certificate of Designation, Rights and Limitations of Series I Preferred Shares with the Secretary of State of the State of Nevada (the “Series B Preferred COD”) designating 1 share of Series I Preferred Stock with a par value of $0.001 (the “Series I Preferred”).

Since a substantial portion of the unissued shares of Common Stock are held in reserve in connection with rights of conversion of convertible preferred stock and/or debt and/or exercise of warrants and/or options, the Company will not be able to issue shares in connection with additional equity investments (including any requirements by investors to place shares of Common Stock in reserve for conversion of convertible preferred stock and/or debt and/or exercise of warrants and/or options), unless the Company amends its Articles of Incorporation to authorize the issuance of additional Common Stock. Senior management believed it was in the interest of the Company that the Articles of Incorporation of the Company be amended to authorize the issuance of 50,000,000,000 shares of Common Stock (the “Authorized Share Increase Proposal”).

In connection with obtaining expeditious stockholder approval of the amendment to its Articles of Incorporation for the Authorized Share Increase Proposal, the Company issued a new series of Series I Preferred having the right to vote and/or consent solely on the Authorized Share Increase Proposal. Solely with respect to the Authorized Share Increase Proposal, the Series I Preferred had voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting). The Series I Preferred Stock had no right to vote and/or consent on any matter other than an Authorized Share Increase Proposal. The Series I Preferred was not entitled to participate in any distribution of assets or rights upon any liquidation, dissolution or winding up of the Company, was not convertible into Common Stock or any other security of the Company, and was not be entitled to any dividends or distributions.

In July 2023, John Mercadante, a member of the Board, was issued one share of Series I Preferred, which was determined to have no value.

Upon approval of the Authorized Share Increase Proposal on July 27, 2023, the Series I Preferred issued and outstanding was automatically surrendered to the Company and cancelled for no consideration upon the effectiveness of the amendment to the Company’s Articles of Incorporation that was authorized by stockholder approval of such Authorized Share Increase Proposal. Upon such surrender and cancellation, all rights of the Series I Preferred Stock ceased and terminated, and the Series I Preferred Stock was retired and returned to the status of authorized and unissued preferred stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Common stock

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

Shares issued in connection with conversion of Series E preferred shares

During the year ended December 31, 2022, the Company issued 113,500,868 shares of its common stock in connection with the conversion of 31,187 shares of Series E Preferred and paid liquidating damages of $24,000. The conversion ratio was based on the Amended Series E COD.

Shares issued in connection with conversion of Series G preferred shares

During the year ended December 31, 2022, the Company issued 190,451,631 shares of its common stock in connection with the conversion of 135,000 shares of Series G Preferred and accrued dividends payable of $39,317. The conversion ratio was based on the Series G COD, as amended.

During the year ended December 31, 2023, the Company issued 501,923,275 shares of its common stock in connection with the conversion of 99,500 shares of Series G Preferred and accrued dividends payable of $74,967. The conversion ratio was based on the Series G COD, as amended.

Shares issued upon exercise of warrants

During the year ended December 31, 2022, the Company issued 64,657,636 shares of its common stock attributed to: (i) 24,571,429 shares in connection with the receipt of proceeds of $245,714 from the exercise of 24,571,429 warrants at $0.01 per share and (ii) 40,086,207 shares in connection with the cashless exercise of 22,142,857 warrants. The exercise price was based on contractual terms of the related warrant.

During the year ended December 31, 2023, the Company issued 309,555,430 shares of its common stock attributed to: (i) 181,634,858 shares of its common stock in connection with the receipt of proceeds of $363,270 from the exercise of 181,634,858 warrants at $0.002 per share and (ii) 127,920,572 shares of its common stock and received proceeds of $255,841 from the exercise of 127,920,572 warrants at $0.002 per share.

Shares issued in connection with acquisition

In connection with the acquisition of Freight Connections in fiscal 2022, as part of the purchase price consideration, the Company issued 178,911,844 shares of its common stock. The Company valued these shares of common stock at a fair value of $1,055,580, or $0.0059 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

Shares issued for compensation

On March 11, 2022, pursuant to an employment agreement with the Company’s chief executive officer dated January 4, 2022 (the “CEO Employment Agreement”), the Board granted the chief executive officer 122,126,433 shares of its common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 shares of common stock shares vesting each year through January 3, 2025. In connection with these shares, the Company valued these shares of common stock at a fair value of $1,343,391 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below. Notwithstanding the foregoing, the remaining 30,531,608 of unvested Restricted Stock Units (“RSUs”) of the 122,126,433 shares originally granted to Mr. Giordano in March 2022 have been deemed fully vested as of the Termination Date (See Note 12).

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to three independent members of the Board for an aggregate of 5,454,546 shares of common stock of the Company which were valued at $60,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 1,363,636 shares vesting on March 31, 2022, and 1,363,636 shares vesting each quarter through December 31, 2022. The Company valued these shares of common stock at a fair value of $60,000 and recorded stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to the Company’s former chief financial officer for 11,363,636 shares of common stock of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 shares of common stock vesting each quarter through December 31, 2022. The Company valued these shares of common stock at a fair value of $125,000 and recorded stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

On January 3, 2023, the Board granted the chief operating officer 21,634,615 shares of its common stock which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal quarterly installments with the first installment of 5,408,653 shares vesting on March 31, 2023, and 5,408,654 shares vesting each quarter through December 31, 2023. The Company valued these shares of common stock at a fair value of $90,865 and will record stock-based compensation expense over the one-year vesting period.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On January 23, 2023, the Company agreed to grant restricted stock awards to three independent members of the Board for an aggregate of 5,454,546 shares of common stock of the Company which were valued at $28,909, or $0.0053 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vest in equal quarterly installments with the first installment of 1,363,636 shares vesting on March 31, 2023, and 1,363,636 shares vesting each quarter through December 31, 2023. The Company valued these shares of common stock at a fair value of $28,909 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

During the year ended December 31, 2023, the Board granted certain employees an aggregate of 7,080,893 shares of its common stock which were valued at $35,000, or $0.0049 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments from the gate of grant. The Company valued these shares of common stock at a fair value of $35,000 and will record stock-based compensation expense over the one-year vesting period. On July 31, 2023, 1,238,095 non-vested shares were cancelled due to the departure of an employee.

During the years ended December 31, 2023 and 2022, aggregate accretion of stock-based compensation expense on the above granted shares, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $428,146 and $1,136,570, respectively. Total unrecognized compensation expense related to these vested and unvested shares of common stock on December 31, 2023 amounted to $111,949, which will be amortized over the remaining vesting period of approximately one year.

On March 11, 2022, the Company agreed to grant restricted stock awards to the Company’s former chief executive officer and current member of the Board for 22,727,273 shares of common stock of the Company which were valued at $250,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested immediately. In connection with these shares, the Company valued these shares of common stock at a fair value of $250,000 and recorded stock-based compensation expense of $250,000.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	-	$-
Granted	138,944,615	0.011
Shares vested	(47,349,791)	(0.011)
Non-vested, December 31, 2022	91,594,824	0.011
Granted	34,170,054	0.004
Forfeited	(1,238,095)	(0.005)
Shares vested	(63,463,567)	(0.008)
Non-vested, December 31, 2023 (1)	61,063,216	$0.011

(1)	On January 3, 2024, 30,531,608 unvested shares vested and on August 15, 2024, the remaining 30,531,608 vested.

Shares issued for professional fees

On May 1, 2022, pursuant to a three-month consulting agreement executed on February 1, 2022, which was extended for additional three-months on April 14, 2022, the Company issued an aggregate of 969,149 shares of its common stock. These shares were valued at $10,000, or a share price ranging from $0.008 to $0.014, based on the quoted closing price of the Company’s common stock on the measurement dates. The Company valued these shares of common stock at a fair value of $10,000 and the Company recorded stock-based professional fees of $10,000.

Warrants

Warrants issued and exercised in connection with Series E Offering

During the year ended December 31, 2022, the Company issued 24,571,429 shares of its common stock and received proceeds of $245,714 from the exercise of 24,571,429 warrants at $0.01 per share.

During the year ended December 31, 2022, the Company issued 40,086,207 shares of its common stock in connection with the cashless exercise of 22,142,857 warrants. The exercise price was based on contractual terms of the related warrant.

Warrants issued and exercised in connection with Series G Offering

In connection with the sale of Series G Preferred, during the three months ended March 31, 2022, the Company issued warrants to purchase 95,000,000 shares of the Company’s common stock at an initial exercise price of $0.01 per share. Additionally, the Company issued 19,000,000 warrants to the placement agent at an initial exercise price of $0.01 per share.

On June 22, 2023, the Company offered holders of certain warrants to purchase 977,912,576 shares of the Company’s common stock at $0.01 per shares issued in connection with the Series G Offering (the “Eligible Warrants”) the opportunity to exercise the Eligible Warrants at $0.002 per share (the “Offer”). The Offer was contingent upon the Offer being exercised with regard to Eligible Warrants aggregating minimum proceeds to the Company of $500,000 prior to July 11, 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

On June 29, 2023, the Company calculated the fair value of the Eligible Warrants prior to the ratchet provision and the fair value of the Eligible warrants after the ratchet provision using a Binomial pricing model. Based on this calculation, the incremental value received by the warrant holders was calculated and amounted to $255,986. This incremental value was allocated as follows: $52,508 was allocated to additional paid-in capital as offering cost associated with the exercise of warrants, and the Company recorded a deemed dividend of $203,477 related to Eligible Warrants that were not exercised pursuant to the offer.

During the year ended December 31, 2023, the Company issued 309,555,430 shares of its common stock and received proceeds of $619,111 from the exercise of 309,555,430 warrants at $0.002 per share. The proceeds are being used by the Company to meet general capital requirements.

Warrant activities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	1,190,722,395	$0.015	4.74	$3,831,380
Granted	114,000,000	0.010
Exercised	(46,714,286)	(0.010)
Balance Outstanding December 31, 2022	1,258,008,109	0.014	3.80	0
Exercised	(309,555,430)	(0.002)	-	-
Balance Outstanding December 31, 2023	948,452,679	$0.008	2.81	$0
Exercisable, December 31, 2023	948,452,679	$0.008	2.81	$0

Stock options

Stock option activities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	80,000	$8.85	2.33	$-
Granted/Cancelled	-	-	-	-
Balance Outstanding December 31, 2022	80,000	8.85	1.33
Granted/Cancelled	-	-	-	-
Balance Outstanding December 31, 2023	80,000	$8.85	0.33	$-
Exercisable, December 31, 2023	80,000	$8.85	0.33	$-

NOTE 7 – ASSIGNMENT FOR THE BENEFIT OF CREDITORS

In connection with the finalization of the deeds of assignment for the benefit of creditors, the Assignee demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 as of December 31, 2022, the Company accrued the potential settlement amount of $200,000 which was included in accrued expenses on the accompanying consolidated balance sheets. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 27, 2023, the Court approved this settlement. As of December 31, 2023, the Company has not paid the $50,000 and as of December 31, 2023 and 2022, the Company has included the $50,000 and $200,000 in accrued expenses on the accompanying consolidated balance sheets, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, during the years ended December 31, 2022 and December 31, 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

SCS, LLC v. TLSS

On November 17, 2020, a former financial consultant to the Company, SCS, LLC, filed an action against the Company in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Case No. 50-2020-CA-012684.

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

On July 20, 2023, SCS moved for summary judgment in this action. On July 27, 2023, the Company filed papers opposing the motion. On August 21, 2023, the court conferenced SCS’s motion for summary judgment and SCS’s motion to strike counterclaims and dismiss the counterclaims. The court indicated it would deny the first motion and grant the second motion. On September 5, 2023, the Company filed Amended Affirmative Defenses and an Amended Counterclaim. On October 2, 2023, SCS filed a motion to Dismiss the Amended Counterclaim but it did not file a motion to strike the Amended Affirmative Defenses. On October 3, 2023, the Company filed a motion to strike SCS’s Motion to Dismiss the Amended Counterclaim on the grounds that SCS’s motion was not filed within ten (10) days as required under Florida law. On July 19, 2024, the court denied SCS’s motion for summary judgment on all claims in its entirety.

The Company believes it has substantial defenses to all claims alleged in SCS’s complaint, as well as valid affirmative defenses and counterclaims. The Company therefore intends to defend this case vigorously.

Because there have been no further filings or proceedings on this case since July 2024, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. The Company is currently in settlement discussion with SCS.

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

By order dated September 15, 2022, the Circuit Judge assigned to this case dismissed the original Complaint in the matter, finding (a) that SCS had failed to adequately allege it has standing and (b) that the complaint fails to adequately allege a cognizable claim. The dismissal was without prejudice, meaning SCS could attempt to replead its claims.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On October 5, 2022, SCS filed an Amended Complaint in this action. By order dated December 19, 2022, the Circuit Judge assigned to this case once again dismissed the case, finding (a) that SCS still failed to adequately allege it has standing and (b) that the complaint still fails to adequately allege a cognizable claim. Once again, however, the dismissal was without prejudice.

On January 18, 2023, SCS filed a Second Amended Complaint in this action. All defendants once again moved to dismiss the pleading or in the alternative for summary judgment on it in their favor. The Court heard argument on that motion on March 9, 2023. On May 15, 2023, the Court issued a summary order denying the defendants’ motion to dismiss. On June 1, 2023, all defendants moved for reconsideration of the May 15 order. On November 28, 2023, the Court denied the motion for reconsideration.

The Company believes the action to be frivolous and intend to mount a vigorous defense to this action. On September 15, 2024, the defendants filed a Motion to Strike Plaintiff’s Pleadings and to Preclude Plaintiff from Calling Any Witnesses or Introducing Any Exhibits at Trial to Plaintiff’s failure to (i) comply with the court’s Pretrial Order; and (ii) produce discovery.

Because no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome, nor is it possible to estimate the amount or range of any potential loss in the matter. In a derivative case, any recovery is to be paid to the corporation; however, the individual defendants in this case are fully indemnified by the Company unless a final judgment is entered against them for deliberate or intentional misconduct.

Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al.

On August 4, 2020, an action was filed against Shypdirect, Prime EFS and others in the Superior Court of New Jersey for Bergen County captioned Jose R. Mercedes-Mejia v. Shypdirect LLC, Prime EFS LLC et al. The case was assigned docket number BER-L-004534-20.

In this action, the plaintiff seeks reimbursement of his medical expenses and damages for personal injuries following an accident with a box truck leased by Shypdirect and subleased to Prime EFS and being driven by a Prime EFS employee, in which the plaintiff’s ankle was injured. Plaintiff has thus far transmitted medical bills exceeding $789,000. Prime EFS and Shypdirect demanded their vehicle liability carrier assume the defense of this action. To date, the carrier has not done so, allegedly because, among other reasons, the box truck was not on the list of insured vehicles at the time of the accident.

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

On September 16, 2024, the court entered an order granting Plaintiff’s motion for final judgment by default on liability against Defendants Shypdirect, Prime EFS, Shyp CX, Shyp FX, and Cougar Express.

To date, to the best of the Company’s knowledge, information and belief, no discovery has been taken in this action which would permit the imposition of alter ego liability on TLSS for the subject accident.

To date, to the best of the Company’s knowledge, information and belief, no discovery has been taken in this action which would permit the imposition of successor liability on Shyp CX, Inc., Shyp FX, Inc. and/or Cougar Express, Inc. for the subject accident.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Under a so-called MCS-90 reimbursement endorsement to the County Hall policy, TLSS believes that Prime and Shypdirect may have up to $750,000 in coverage under a 1980 federal law under which County Hall is “require[d] to pay damages for certain claims or ‘suits’ that are not covered by the policy.” (See Endorsement CHI – 290 (02/19) to County Hall policy effective May 31, 2019.)

The Company intends to vigorously defend itself in this action and to pursue the third-party actions, in the name and right of Prime and Shypdirect, against both County Hall and TCE/ Acrisure.

All discovery in this case, other than discovery pertaining to alter ego liability and successor liability discussed above, was completed on or before August 31, 2024.

Currently, there are pending cross-motions for summary judgment filed by Plaintiff, Defendants/Third-Party Plaintiffs Jose A. Mercedes-Mejia, Prime EFS, Shypdirect, LLC, and TLSS, and Defendant/Third-Party Defendant County Hall Insurance. The insurance broker, Acrisure, has also filed a motion on the malpractice claim against it. On November 8, 2024, the court granted Defendant/Third-Party Plaintiff Ryder Truck Rental, Inc.’s motion for summary judgment. At this time, the parties are tentatively scheduled for mediation on December 6, 2024.

Because of this complex litigation involving multiple parties and claims, the Company cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with this claim.

Maria Lugo v. JFK Cartage

The Company’s JFK Cartage, Inc. subsidiary is one of three defendants in an action captioned Maria Lugo v. JFK Cartage, Inc. d/b/a Fifth Dimension Logistix, Joan Ton, individually, and Chris Bartley, individually. The case is pending in Supreme Court, State of New York, Queens County, Index No. 704862/2022.

In this action, which was filed March 4, 2022, a former employee of JFK Cartage alleges that she suffered discrimination and retaliation in violation of the New York City Human Rights Law and the New York State Human Rights Law. The former employee alleges that on December 28, 2021, she had Covid-19 symptoms, advised the defendants she was feeling ill and went home early to take a home test. She further alleges that on December 30, 2021, she tested positive for Covid-19 and informed defendants she had to isolate for 10 days. Plaintiff alleges that she returned to work on January 7, 2022, but that her employment was terminated later that day by defendant Bartley who “questioned the authenticity of the at-home test, accusing her of fraud.” Plaintiff claims her employment “was terminated due to her disability (a Covid-19 infection) and in retaliation for her requesting reasonable accommodation for the illness she suffered.” She seeks unspecified compensatory damages, including lost pay and benefits, punitive damages and attorneys’ fees.

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

On September 4, 2024, a Stipulation of Discontinuance was filed which resulted in the dismissal of this case and closure of the entire action.

Elaine Pryor v. Rocio Perez, et al.

The Company’s Freight Connections, Inc. subsidiary (“FCI”) (which was deconsolidated from TLSS operations as of December 1, 2023) was one of three named defendants in an action captioned Elaine Pryor v. Rocio Perez, North Trucking & Logistics, LLC and Freight Connections, Inc. in the Superior Court of New Jersey, Essex County, Docket No. ESX-L-5147-18.

In this action, which was filed in 2018, Plaintiff alleges that on February 1, 2017, she suffered personal injuries in a collision between her motor vehicle and a truck operated by a then employee of FCI. Plaintiff alleges that the truck was owned by FCI and leased to North Trucking & Logistics at the time.

Two other actions related to insurance coverage for the accident were filed. They are Acceptance Indemnity Insurance Company v. Freight Connections, LLC (Superior Court of New Jersey, Essex County, Docket No. ESX-L-7144-19) and New Jersey Manufacturers Insurance Company, as subrogee of Elaine Pryor v. Acceptance Indemnity Insurance Company (Superior Court of New Jersey, Essex County, Docket No. ESX-L-5120). However, these two actions involving insurance coverage issues have been consolidated with the Pryor personal injury claim.

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

In light of the May 8, 2023 Order, the Company does not believe that it can be adjudged liable for any verdict or settlement in the Elaine Pryor action.

The case was scheduled for trial on September 16, 2024; however, the case settled before the trial date and a Stipulation of Dismissal was filed by all parties on September 25, 2024.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Josh Perez v. Cougar Express, Inc.

An attorney for a former Cougar Express (CE) employee, Josh Perez (“Perez”), has advised CE that he has filed a charge of discrimination against CE with the U.S. Equal Employment Opportunity Commission (EEOC).

Perez allegedly is asserting claims against CE for: gender discrimination under Title VII and the New York State Human Rights Law (“NYSHRL”); pregnancy/childbirth discrimination under Title VII of the federal Civil Rights Act of 1964, as amended; retaliation under Title VII and NYSHRL; and familial status discrimination under NYSHRL.

However, CE has not received a copy, nor any notification, of the filing.

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

CE categorically denies Perez’s allegations and any purported wrongdoing. Because this matter is apparently pending with the EEOC and CE has neither received a copy of the filing nor any notification of the filing, the Company cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with it.

Joseph Corbisiero v. Freight Connections, Inc., TLSS and TLSS-FC

On October 19, 2023, Joseph Corbisiero (“Corbisiero”) filed an action in the Superior Court of the State of New Jersey, Bergen County, against the Company’s subsidiary, Freight Connections, Inc. (“FC”) (which was deconsolidated from TLSS operations as of December 1, 2023), the Company, and the Company’s TLSS-FC, Inc. subsidiary. The case has been assigned # BER-L-005669-23. Corbisiero, who was then the sole stockholder of FC, sold all outstanding shares of FC capital stock to TLSS-FC effective September 16, 2022 (the “FC Closing Date”) and has acted as the CEO of FC since then.

The complaint in this action contained two counts, one for the alleged breach of a $4,544,671 secured promissory note executed by FC in Corbisiero’s favor as of the FC Closing Date (the “FC Promissory Note”), and the other for enforcement of a security agreement, also dated as of the FC Closing Date, pursuant to which FC granted Corbiserio a lien and security interest “on all” of FC’s property, assets and rights of every kind (the “FC Security Agreement”). Neither the Company, nor TLSS-FC, is a party to the FC Promissory Note or the FC Security Agreement. In the lawsuit, the Company and TLSS-FC are each denominated a “Nominal Defendant” and the complaint does not seek relief from either entity.

In the complaint, Corbisiero alleged that FC defaulted on the FC Promissory Note by failing to pay monthly interest beginning in or around August 1, 2023. Plaintiff also alleges that, by reason of its default, FC is also liable for default interest of 18% per annum plus late charges of 5% each delinquent payment, plus costs of collection. The complaint further alleged that by reason of FC’s default, FC became liable for the full repayment of principal prior to the December 31, 2023, maturity date set forth in the note (see Note 10).

The complaint also contained a single paragraph in which it is alleged that “TLSS and TLSS-FC are necessary and indispensable parties to the instant action by virtue of each entity’s express covenant and agreement to indemnify, defend, protect and hold harmless Plaintiff from and against all losses incurred by Plaintiff in connection with, among other things, any breach or nonfulfillment of any covenant or agreement on the part of TLSS-FC and TLSS under the stock purchase and sale agreement pursuant to which, as amended, TLSS-FC (the “FC SPSA”) acquired the then-outstanding capital stock of FC.”

On May 13, 2024, a Notice of Voluntary Dismissal Without Prejudice was filed by Corbisiero and this case was dismissed due to the petitions for relief filed by Freight Connections and TLSS-FC under chapter 7 of title 11 of the United States Bankruptcy Code. Plaintiff expressly reserved all claims, causes of action, and defenses against the Company, both individually and collectively, in connection with this dispute.

Emerson Swan v. Severance Trucking Co., Inc.

On April 1, 2024, a judgment was entered against Severance Trucking on behalf of Emerson Swan, Inc. (“Emerson”) in the amount of $96,226, including prejudgment interest, statutory costs and legal fees. Emerson, which was a customer of Severance Trucking, claimed that an employee of Severance Trucking stole $75,209 of Emerson’s products while under Severance Trucking’s control. The Company did not accrue this claim and believes it is not liable since the accusation was made prior to the Severance Trucking acquisition date in January 2023.

Employment agreements

On January 4, 2022, the Company and Mr. Sebastian Giordano entered into the CEO Employment Agreement with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity (with prior grants made to Ascentaur), at the discretion of the Board, up to 5% of the outstanding common stock of the Company, vesting over the term of the CEO Employment Agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. Pursuant to the CEO Employment Agreement, on March 11, 2022, the Board granted the chief executive officer 122,126,433 shares of its common stock (see Note 6). On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, Mr. Giordano has agreed to temporarily defer pay, and has continued to do so, for at least some period of time; however, such compensation and other benefits due Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received a Termination for Good Reason (“Termination Notice”) related to the CEO Employment Agreement, for the nonpayment of compensation and other benefits due under the CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to a extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024, and on November 14, 2024, the termination date was further extended to February 15, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice (see Note 12).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On January 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano was appointed the Company’s Treasurer. Mr. James Giordano’s employment with the Company was at will. He received annual compensation of $250,000 and was entitled to an annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022 and effective January 4, 2022, the Company agreed to grant restricted stock awards to Mr. James Giordano for 11,363,636 shares of common stock of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 shares of common stock vesting each quarter through December 31, 2022. The Company valued these shares of common stock at a fair value of $125,000 and recorded stock-based compensation expense over the vesting period (See Note 9). On July 6, 2022, the Company entered into a definitive employment agreement with James Giordano (the “CFO Employment Agreement”) for him to serve as the Company’s Chief Financial Officer. The term of the CFO Employment Agreement was for a period of two and one-half years through December 31, 2025, which term may not be terminated early by the Company except for “cause” as defined in such CFO Employment Agreement. Annual base compensation was $250,000, with an annual bonus for 2022 in total up to a maximum of $125,000 per year conditioned on the achievement of specified milestones, and future annual bonuses to be conditioned on achievement of milestones to be negotiated based on the circumstances of the Company at such time. Effective October 13, 2023, Mr. James Giordano terminated the CFO Employment Agreement and was entitled to two weeks of severance pay and payment of health insurance through December 31, 2023. Mr. James Giordano acknowledged that due to his resignation decision, he is not entitled to any other severance or termination payments that may have been provided for pursuant to his employment agreement.

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

Freight Connections incurred outside trucking costs with companies owned by the chief executive officer of Freight Connections. During the years ended December 31, 2023 and 2022, Freight Connections recorded aggregate outside trucking expense of $1,716,732 and $759,614, which is included in loss from discontinued operations on the accompanying consolidated statement of operations, respectively. As of December 31, 2023 and 2022, the aggregate amount due to these companies amounted to $0 and $115,117, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

Notes payable – related parties

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who is considered a related party. The secured promissory accrues interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, was due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note was secured solely by the assets of Freight Connections. During the years ended December 31, 2023 and 2022, interest expense related to this promissory note amounted to $384,403 and $66,907, respectively, which is included in loss from discontinued operations on the accompanying consolidated statements of operations. On December 31, 2023 and 2022, the principal amount related to this note was $0 (due to deconsolidation of this liability) and $4,544,671, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

On April 14, 2023, the Board approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, President, and Chairman of the Board.

On November 1, 2023, the Company approved and received an additional loan under the Credit Facility in the amount of $500,000 from Mr. Mercadante which was due on June 30, 2024, and on November 28, 2023, the Company approved and received an additional loan under the Credit Facility in the amount of $60,000 from an individual, who is affiliated to Mr. Mercadante, which was due on November 27, 2024.

On December 31, 2023, the aggregate principal amount related to these four (4) notes to three (3) related parties was $1,160,000 and the aggregate accrued interest payable amounted was $68,875, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheet.

NOTE 10 – DISCONTINUED OPERATIONS

On December 1, 2023, the Company ceased operations of its Freight Connections subsidiary and the Freight Bankruptcy occurred. Additionally, on February 27, 2024, the Cougar Bankruptcy occurred. The Company and its other subsidiaries ceased all remaining logistic and transportation service operations in mid-February 2024. As a result, accordingly, the Company has classified the related assets and liabilities associated with its logistics and transportation services business as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the other notes to consolidated financial statements refers to the Company’s continuing operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	December 31,	December 31,
	2023	2022
Assets of discontinued operations:
Accounts receivable, net	$807,838	$2,059,326
Prepaid expenses and other current assets	158,216	613,035
Property and equipment, net	891,139	-
Assets of discontinued operations, current portion	1,857,193	2,672,361

Security deposits	-	377,107
Property and equipment, net	-	1,607,212
Lease right of use asset, net	-	8,457,083
Intangibles, net	-	4,601,677
Goodwill	-	2,105,879
Assets of discontinued operations, long-term portion	-	17,148,958

Total assets of discontinued operations	$1,857,193	$19,821,319

Liabilities of discontinued operations:
Notes payable, current portion	$3,010,866	$408,407
Note payable, related party	-	4,544,672
Accounts payable	1,119,433	326,102
Accrued expenses	391,780	272,566
Lease liabilities, current portion	2,522,042	2,081,099
Liabilities of discontinued operations, current portion	7,044,121	7,632,846

Notes payable, long-term portion	-	831,499
Lease liabilities, long-term portion	-	6,413,937
Liabilities of discontinued operations, long-term portion	-	7,245,436

Total liabilities of discontinued operations	$7,044,121	$14,878,282

The following table summarizes the results of operations of the discontinued operations:

	Year Ended December 31,
	2023	2022
Revenues	$19,619,681	$7,744,477
Cost of revenues, excluding depreciation and amortization	14,278,251	5,216,839
Gross profit	5,341,430	2,527,638
Operating expenses	(11,397,695)	(4,260,562)
Impairment loss	(4,107,226)	(2,090,567)
Other expenses	(1,574,954)	(121,031)

Loss from discontinued operations	$(11,738,445)	$(3,944,522)

Accounts receivable

On December 31, 2023 and 2022, accounts receivable, net included in assets from discontinued operations consisted of the following:

	December 31, 2023	December 31, 2022
Accounts receivable	$1,065,024	$2,523,778
Allowance for doubtful accounts for estimated losses	(257,186)	(464,452)
Accounts receivable, net	$807,838	$2,059,326

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Property and equipment, net

As of December 31, 2023 and 2022, property and equipment included in assets from discontinued operations consisted of the following:

	Useful Life	December 31, 2023	December 31, 2022
Revenue equipment	3 - 20 years	$1,841,546	$1,316,518
Machinery and equipment	1 - 10 years	204,665	440,863
Office equipment and furniture	1 - 3 years	22,260	106,172
Leasehold improvements	1 - 3 years	63,710	22,329
Subtotal		2,132,181	1,885,882
Less: accumulated depreciation		(1,241,042)	(278,670)
Property and equipment, net		$891,139	$1,607,212

On June 21, 2022, in connection with the sale of net assets of Shyp FX, the Company sold delivery trucks and equipment with a net book value of $257,306 (See Note 3).

For the years ended December 31, 2023 and 2022, depreciation expenses amounted to $497,929 and $198,448, respectively, and are included in loss from discontinued operations.

Due to the Freight Bankruptcy and the assignment of all of the TLSS-FC and Freight Connections assets to the Freight Trustee for liquidation and unwinding of the business, the Company recognized a loss on deconsolidation of the Freight Connections property and equipment, net of $1,006,357, which is included in loss from discontinued operations on the accompanying statements of operations.

During the years ended December 31, 2023 and 2022, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $988,870 and $0, respectively, which is included in loss from discontinued operations on the accompanying statements of operations.

Intangible Assets and Goodwill

As a result of the acquisitions of JFK Cartage and Freight Connections, during the year ended December 31, 2022, there was a $7,750,835 increase in the gross intangible assets made up of $5,644,956 of finite lived intangible assets and $2,105,879 of goodwill (See Note 3). The increase in gross finite lived intangible assets was associated with customer relationships and covenants not to compete and had finite lives.

As a result of the acquisition of the Severance entities, during the year ended December 31, 2023, there was a $430,152 increase in the gross intangible assets made up of $430,152 of finite lived intangible assets (See Note 3). The increase in gross finite lived intangible assets was associated with customer relationships that have finite lives.

On December 1, 2023, due to the Freight Bankruptcy and the assignment of all of the TLSS-FC and Freight Connections assets to the Freight Trustee for liquidation and unwinding of the business, the Company recognized a loss on deconsolidation of the Freight Connections intangible assets and goodwill, net of $3,691,514, which is included in loss from discontinued operations on the accompanying statements of operations.

During the years ended December 31, 2023 and 2022, the Company recorded an impairment loss from the write off intangible assets and goodwill of $350,430 and $2,090,367, respectively, which is included in loss from discontinued operations on the accompanying statements of operations.

For the years ended December 31, 2023 and 2022, amortization of intangible assets amounted to $989,884 and $935,589, respectively, which is included in loss from discontinued operations on the accompanying statements of operations.

As of December 31, 2023, intangible assets subject to amortization amounted to $0. On December 31, 2022, intangible assets subject to amortization and included in assets from discontinued operations consisted of the following:

	2022
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	3-5	$3,364,444	$196,259	$3,168,185
Covenants not to compete	3-5	1,503,487	87,703	1,415,784
Other intangible assets	1	25,000	7,292	17,708
		$4,892,931	$291,254	$4,601,677

On December 31, 2023 and 2022, goodwill included in assets from discontinued operations consisted of the following:

	Useful life	December 31, 2023	December 31, 2022
Goodwill (1)	-	$-	$2,105,879
		$-	$2,105,879

(1)	As of December 31, 2022, $502,642 of goodwill was related to a subsidiary that had negative equity as of December 31, 2022.

Notes Payable

On December 31, 2023 and 2022, notes payable included in liabilities of discontinued operations consisted of the following:

	December 31, 2023	December 31, 2022
Principal amounts	$3,010,866	$1,239,906
Less: current portion of notes payable	(3,010,866)	(408,407)
Notes payable – long-term	$-	$831,499

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

JFK Cartage acquisition promissory note

On July 31, 2022, in connection with the acquisition of JFK Cartage, JFK Cartage issued a promissory note in the amount of $696,935. Principal amount of $98,448 was paid prior to December 31, 2022. The remaining balance of $598,487 was payable in three annual installments of $199,496, with interest at 5% per annum, payable on July 31, 2023, July 31, 2024 and July 31, 2025, respectively. On August 28, 2023 and effective on July 31, 2023, the Company and the JFK Cartage Seller entered into a First Amendment to Secured Promissory Note (the “Amended Note”) to extend the first annual installment due on July 31, 2023 which was treated as a note modification. Pursuant to the Amended Note, the Company paid or should have paid:

(i)	An interest payment in the amount of $6,501 which was paid no later than July 28, 2023:
(ii)	23 equal weekly payments of interest only, each in the amount of $1,571 (each a “Weekly Interest Payment”) payable commencing on July 28, 2023, with the last Weekly Interest Payment due on or before December 29, 2023;
(iii)	$199,495.67 was payable on December 31, 2023;
(iv)	$199,495.67 was payable on July 31, 2024, plus interest at 5% per annum for the 7 months of January 2024 through July 2024, in the total amount of $11,637.25 and,
(v)	$l99,499.68 was payable on July 31, 2025, plus interest at 5% per annum for the 12 months from August 2024 through July 2025 in the total amount of $9,975.

On December 31, 2023 and 2022, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed an SBA loan that existed on the books of JFK Cartage in the amount of $500,000 and the related accrued interest. The Company repaid this SBA loan and all accrued interest in August 2022.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers. The secured promissory accrues interest at the rate of 12% per annum. The entire unpaid principal under the note, was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The promissory note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On December 31, 2023, the principal amount related to this note was $1,391,279, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers (see Note 12).

Freight Connection acquisition promissory note

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who is considered a related party (See Note 3). The secured promissory accrued interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note was secured solely by the assets of Freight Connections. In connection with the Freight Bankruptcy and the assignment of all of the TLSS-FC and Freight Connections assets to the Freight Trustee for liquidation and unwinding of the business, the Company recognized a gain on deconsolidation of the Freight Connections acquisition note of $4,544,671, which is included in loss from discontinued operations on the accompanying statements of operations. On December 31, 2023 and 2022, the principal amount related to this note was $0 (due to deconsolidation of this note) and $4,544,671, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets (see Note 8).

Equipment and auto notes payable

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On December 31, 2023 and 2022, equipment notes payable to these entities amounted to $712 and $9,605, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. On December 31, 2023 and 2022, the equipment note payable to this entity amounted to $34,847 and $42,424, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

In connection with the acquisition of Freight Connections, on September 16, 2022, the Company assumed several equipment notes payable due to entities amounting to $583,274. On December 31, 2023 and 2022, equipment notes payable to these entities amounted to $0 and $533,669, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On December 31, 2023 and 2022, the equipment note payable to this entity amounted to $42,783 and $55,720, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On January 17, 2023, Cougar Express entered into a promissory note for the purchase of two trucks in the amount of $196,700. The note is due in sixty monthly installments of $4,059 which began in August 2022. The note was secured by the trucks. On December 31, 2023, the equipment note payable to this entity amounted to $166,748, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheet.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On December 31, 2023, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheet.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On December 31, 2023, the equipment note payable to this entity amounted to $42,433, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheet.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On December 31, 2023, the equipment note payable to this entity amounted to $46,038, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheet.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On December 31, 2023, the equipment note payable to this entity amounted to $259,335, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheet.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On December 31, 2023, the equipment note payable to this entity amounted to $79,084, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheet.

In December 2023, Cougar Express entered into two Merchant Loan (the “Merchant Loans”) with lenders in the aggregate principal amount of $335,000 and received net proceeds of $307,050, net of fees of $27,950, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The Merchant Loans requires a weekly and daily payment of principal and interest of $11,250 and $2,774, respectively, through May 2024. On December 31, 2023, the aggregate principal amount due on the Merchant Loans is $332,609, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheet.

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

Effective January 1, 2023, Freight Connections entered into a lease agreement for warehouse space in Ridgefield, NJ. The lease was for a period of 60 months, commencing on January 1, 2023 and expiring on December 31, 2027. Pursuant to the lease agreement, the lease required Freight Connections to pay a monthly base rent of; (i) $41,071 in the first year; (ii) $42,303 in the second year; (iii) $43,572 in the third year; (iv) $44,880 in the fourth year and; (v) $46,226 in the fifth year, plus a pro rata share of operating expenses beginning January 2023. In connection with this lease, on January 1, 2023, the Company increased right of use assets and lease liabilities by $2,180,356.

Effective February 1, 2023, Severance Trucking entered into a lease agreement for warehouse space in North Haven, CT. The lease is for a period of 24 months, commencing on February 1, 2023 and expiring on January 31, 2025. Pursuant to this lease agreement, the lease required Severance Trucking to pay a monthly base rent of $8,500. Additionally, effective February 1, 2023, Severance Trucking entered into a lease agreement for warehouse space in Dracut, MA. The lease is for a period of 60 months, commencing on February 1, 2023 and expiring on January 31, 2028. Pursuant to this lease agreement, the lease requires Severance Trucking to pay a monthly base rent of $32,000. In connection with these leases, on February 1, 2023, the Company increased right of use assets and lease liabilities by $2,180,356.

On December 1, 2023, in connection with the Freight Bankruptcy and the assignment of all of the TLSS-FC and Freight Connections assets to the Freight Trustee for liquidation and unwinding of the business, Freight Connection abandoned all of its leased premises and recognized a loss on deconsolidation of the Freight Connections right of use assets of $7,774,566, which is included in loss from discontinued operations on the accompanying statements of operations and offset by a gain from the deconsolidation of lease liabilities. Additionally, certain Freight Connections landlords initiated litigation against the Company for non-payment of lease amounts due which is part of the Freight Bankruptcy.

Additionally, in February 2024, the Company abandoned all remaining leased premises and as of December 31, 2023, the Company wrote off its remaining right of use assets and related security deposits and recorded an impairment loss of $2,127,807, which is included in loss from discontinued operations on the accompanying statements of operations (see Note 12).

The significant assumption used to determine the present value of the lease liabilities was discount rates ranging from 8% to 9% which was based on the Company’s estimated average incremental borrowing rate.

On December 31, 2023 and 2022, right-of-use asset (“ROU”) included in assets of discontinued operations is summarized as follows:

	December 31, 2023	December 31, 2022
Office leases and equipment right of use assets	$-	$9,084,594
Less: accumulated amortization	-	(627,511)
Balance of ROU assets	$-	$8,457,083

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On December 31, 2023 and 2022, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	December 31, 2023	December 31, 2022
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$8,495,036
Less: current portion of lease liabilities	(2,522,042)	(2,081,099)
Lease liabilities – long-term	$-	$6,413,937

NOTE 11 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2023 and 2022 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the Company’s effective tax rate for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Income tax benefit at U.S. statutory rate	(21.00)%	(21.00)%
Income tax benefit – State	(6.50)%	(6.50)%
Permanent items	10.6%	11.8%
Deferred tax true up	29.5%	-%
Effect of change in valuation allowance	(12.6)%	15.7%
Effective income tax rate	0.00%	0.00%

The Company’s approximate net deferred tax asset as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Asset:
Net operating loss carryover	$11,471,375	$13,269,533
Less: valuation allowance	(11,471,375)	(13,269,533)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $44,221,000 on December 31, 2023. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2023 and 2022 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2023, the valuation allowance decreased by $1,798,158. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of $120,600 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019 to 2023 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 12 – SUBSEQUENT EVENTS

On January 26, 2024, the Company received a: (i) Notice of Default and Demand Under Promissory Note (“Severance Trucking Note”) and Security Agreement (together, the “Documents”) entered into between the Severance Sellers, (“Severance Trucking Lenders”) with respect to the loan made by made by TLSS-STI, Severance Trucking, Severance Warehouse and McGrath, (each a “Severance Trucking Debtor”, and collectively, the “Severance Trucking Debtors”) and due to the Severance Trucking Debtors’ failure to make the January 1, 2024 payment in the amount of Fifty-Three Thousand Dollars ($53,000) due under the Severance Trucking Note (“Severance Trucking January Payment”); and (ii) Notice of Default and Demand Under Guaranty with respect to the Severance Trucking Note issued and guaranteed to the Lenders pursuant to the Absolute, Unconditional and Continuing Guaranty, dated February 1, 2023 between TLSS (“Guarantor”) and the Severance Trucking Lenders, due to the Severance Debtors’ failure to make the Severance January Payment (see Note 10).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

The Severance Trucking Lenders demanded that the Severance Trucking Debtors and the Guarantor make the immediate full payment of (i) the entire principal balance due under the Severance Trucking Note, together with all interest accrued thereon, and (ii) a late charge of five percent (5%) of the Severance Trucking January Payment. The Severance Trucking Lenders also noted that if the full payment due under the Severance Trucking Note were not made to the Severance Trucking Lenders, then the Severance Trucking Lenders could immediately thereafter pursue all of their rights and remedies, including, without limitation, liquidation of all of the collateral of the Severance Trucking Debtors. If the Severance Trucking Lenders took such action, then, the Severance Trucking Debtors would be responsible for all costs and expenses in connection with the collection and enforcement (“Expenses”) of the payment due under the Documents, and that such Expenses shall accrue interest at a rate of 18% per annum.

On February 26, 2024, the Company voluntarily surrendered the unencumbered owned fixed assets of Severance Trucking operations to the Severance Trucking Lenders (see Note 10).

In addition, the Severance Trucking received a Notice of Default and Demand for Rent for its failure to pay rent due on December 1, 2023, and January 1, 2024 under the terms of a lease entered into on February 1, 2023 between Severance Trucking and the Severance Family Realty Trust. On February 26, 2024, Severance voluntarily vacated such premises (see Note 10).

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to Mr. Mercadante, a member of the Company’s Board, in the principal amount of $64,534. and $319,194, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%.

On February 16, 2024, Severance Trucking, along with the following subsidiaries of the Company, Cougar Express, Inc. and JFK Cartage, Inc. (collectively, “Cougar”) ceased all operation and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024.

On February 27, 2024, Cougar Express, filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code, assigning all of the Cougar Express assets to Mr. Andrew M. Thaler, Esq., as Trustee (the “Cougar Express Trustee”) for liquidation and unwinding of the business. Due to the Cougar bankruptcy, it is anticipated that the Cougar Express Trustee will effectuate a sale of Cougar Express’s assets. To the extent there are net proceeds from the sale(s) of the assets, such net proceeds would be paid to Cougar Express’s creditors and other stakeholders in accordance with the priorities established by law.

On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

On February 21, 2024 and February 23, 2024, the Company issued unsecured promissory notes to Norman Newton (“Mr. Newton”) and Charles Benton (“Mr. Benton”), both members of the Company’s Board, in the principal amount of $1,000 and $3,109, respectively. Each unsecured promissory note matured on September 30, 2024, and accrues interest at the rate per annum of 12%. On October 1, 2024, both Mr. Newton and Mr. Benton each filed a notice of default, resulting in an increase in the rate of interest to 17% as of the date of default.

On April 1, 2024, a judgment was entered against Severance Trucking on behalf of Emerson in the amount of $96,226, including prejudgment interest, statutory costs and legal fees. Emerson, which was a customer of Severance Trucking, claimed that an employee of Severance Trucking stole $75,209 of Emerson’s products while under Severance Trucking’s control. Such amount is recorded as an accrued expense of Severance Trucking.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. Such amounts are recorded as an accrued expense of Severance Trucking.

Due to the Company’s financial condition, beginning on February 16, 2024, Mr. Giordano agreed to temporarily defer cash compensation and receipt of benefits until a date that was to be mutually agreed upon; however, such compensation and other benefits due to Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received the Termination Notice, for the nonpayment of compensation and other benefits due under such CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to a extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024. On November 14, 2024, the parties further extended the termination date to February 15, 2025.

Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice. In addition, the remaining 30,531,608 of unvested Restricted Stock Units (“RSUs”) of the 122,126,433 RSUs originally granted to Mr. Giordano in March 2022 will be deemed fully vested as of the date the CEO Employment Agreement terminates.

In connection with the extension of the term of the CEO Employment Agreement, the Company acknowledged that as of and through November 15, 2024 the amount of compensation and benefit amounts due to Mr. Giordano total:

(i) Unpaid base salary – February 16 – November 15, 2024	$300,000
(ii) Accrued vacation pay – through November 15, 2024	$100,396
(iii) Health insurance premium – (March – November 2024)	$20,682
Total	$421,078

The above amounts do not include the severance payment that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement ($400,000).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On May 21, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023 to Mr. Mercadante and on April 21, 2023 to Mr. Giordano in the principal amounts of $542,575 and $108,708, respectively and due on December 31, 2023. As such, the interest rate on both notes was increased to 17% per annum calculated as of January 1, 2024 (see Note 5).

On July 1, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on October 3, 2023 to John Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note was increased to 17% per annum as of July 1, 2024 (see Note 5).

On July 17, 2024, our common stock, which was quoted on the OTC Pink Tier under the symbol “TLSS” was moved to the OTC Experts Market.

On August 12, 2024, the Company issued two (2) promissory notes (the “August 2024 Notes”) in the aggregate principal amount of $150,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance, to Mercer Street Global Opportunity Fund and Cavalry Fund I LP (each a “2024 Lender” and together the “2024 Lenders”).

If the Company defaults on the August 2024 Notes, the 2024 Lenders have the right to demand repayment of the August 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the August 2024 Notes outstanding, including any accrued but unpaid interest.

Concurrently with the issuance of the August 2024 Notes, the Company also entered into a letter agreement of even date (the “August 2024 Letter Agreement”) with the August 2024 Lenders setting forth, among other items, the intended use of proceeds of the August 2024 Notes which include: (i) the completion of the Company’s 2023 audit and reviews for the subsequent 2024 quarters; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; and (iii) maintaining good standing with requisite taxing authorities.

On August 24, 2024, TLSS Ops received a Notice of Default and Demand for Payment from RxBenefits, Inc. (“RxBenefits”) due to the Company’s failure to pay certain invoices, plus interest and late service charges due under the Administrative Services Agreement by and between RxBenefits and TLSS Operations Holding, in the amount of $111,618. Such amount is recorded as an accrued expense of TLSS Ops.

On October 9, 2024, the Company issued two (2) unsecured non-convertible promissory notes (the “October 2024 Notes”) in the aggregate principal amount of $100,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance, to the 2024 Lenders. If the Company defaults on the October 2024 Notes, the 2024 Lenders have the right to demand repayment of the October 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the October 2024 Notes outstanding, including any accrued but unpaid interest.

Concurrently with the issuance of the October 2024 Notes, the Company also entered into a letter agreement of even date (the “October 2024 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the October 2024 Notes which include: (i) the completion of the Company’s 2023 audit and reviews for the subsequent 2024 quarters; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

On November 22, 2024, Company issued an unsecured non-convertible promissory note (the “November 2024 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance, to the 2024 Lenders. If the Company defaults on the November 2024 Note, the 2024 Lenders have the right to demand repayment of the November 2024 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the November 2024 Note outstanding, including any accrued but unpaid interest.

Concurrently with the issuance of the November 2024 Note, the Company also entered into a letter agreement of even date (the “November 2024 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the November 2024 Notes which include: (i) the completion of the Company’s 2023 audit and reviews for the subsequent 2024 quarters; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

From January 1, 2024 and through December 4, 2024, the Company issued 1,408,335,128 shares of its common stock in connection with the conversion of 69,000 shares of Series G Preferred and accrued dividends payable of $128,208. The conversion ratio was based on the Series G COD, as amended. As of December 4, 2024, 406,500 shares of the Series G Preferred remain issued and outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board are described below and were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation in consultation with the Company’s independent public accounting firm. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that these material weaknesses resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management recognizes that its controls and procedures would be substantially improved if the Company had adequate staffing and an audit committee and as such is actively seeking to remediate this issue.

Our Chief Executive Officer who also serves as our Chief Financial Officer does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the following material weaknesses:

1)	The Company lacks segregation of duties; and

2)	There is a lack of segregation of duties and monitoring controls regarding accounting because there are only a few outside accountants maintaining the books and records.

However, we do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the year ended December 31, 2023.

Management Plan to Remediate Material Weaknesses

During 2023 and 2022, we had taken steps to seek to remediate these material weaknesses and to improve our financial reporting systems and implement new policies, procedures, and controls. However, due to a lack of working capital and the departure of key accounting staff, we were not able to continue to implement our remediation plan for the foreseeable future. We plan on implementing policies and procedures to address and mitigate all material weaknesses if we receive additional funding and are able to expand our accounting staff.

We are committed to the improvement of our internal control processes and will continue to review our financial reporting controls and procedures diligently and vigorously. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, except as discussed above (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors or as Executive Officer
Sebastian Giordano	67	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors	January 4, 2022
Charles Benton	74	Director	January 20, 2022
John Mercadante	80	Director	April 16, 2019
Norman Newton	58	Director	January 20, 2022

Sebastian Giordano - Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors

Since 2002, Mr. Giordano, age 67, has been the Chief Executive Officer of Ascentaur, LLC (“Ascentaur”), providing C-Level consulting services to a diverse roster of predominantly technology-centric clients, including start-ups, turnarounds, and established businesses across many industries, including providing such consulting services to TLSS from 2020 through 2021, prior to becoming the Company’s Chief Executive Officer and Chairman in January 2022 and its Chief Financial Officer in March 2024. From 2013 to 2018, he served as Chief Executive Officer of WPCS International Incorporated, (Nasdaq:WPCS), a low-voltage contracting company.

Charles Benton – Director

Mr. Benton, age 74, has served as a director and Chairman of the Audit Committee of Vision Hydrogen Corp. (OTC: VIHD), a company focused on the production, storage and distribution of hydrogen for the green energy economy supply chain, from January 2019. From February 2014 to January 2018, Mr. Benton has served as Chairman of the Audit Committee of the Board of Directors of WPCS International Incorporated (Nasdaq: WPCS), a design-build engineering firm focused on the deployment of wireless networks and related services including site design, technology integration, electrical contracting, construction and maintenance, and served as Chairman of the Board from April 2017 through January 2018.

John Mercadante - Director

Mr. Mercadante, age 80, served as the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company from April 16, 2019 until January 3, 2024. Since January 2022, Mr. Mercadante has been a consultant and a manager of his personal investments. Mr. Mercadante co-founded Leisure Line, Inc., a motor coach company serving New York City and Atlantic City, New Jersey, in 1970 and served as its Chief Executive Officer for a ten-year period through the sale of the company to Golden Nugget in 1980.

Norman Newton - Director

Mr. Newton, age 58, has served as the President and Chief Executive Officer of AmeriCasa Solutions, LLC, a vertically integrated provider of housing to the Hispanic Community in the United States, since 2017. Since 2008, Mr. Newton has served as the Managing Director of Newton Vision Corporation, a privately held investment and consulting company with deep experience in business process reengineering, optimization, and digital transformation.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

Except as set forth below, our directors and executive officers have not been involved in any of the following events during the past 10 years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except that: (i) Mr. Mercadante was Chief Executive Officer of Prime EFS and Shypdirect at the time each filed an ABC when it filed for bankruptcy and (ii) Mr. Giordano was Chief Executive Officer of TLSS-FC and Freight Connections at the time each filed for bankruptcy and Chief Executive Officer and Chief Financial Officer of Cougar Express at the time it filed for bankruptcy;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Independent Directors

Mr. Charles Benton, Mr. John Mercadante, and Mr. Norman Newton are “independent directors” as defined under the rules of the SEC relating to director independence requirements.

Board of Directors and Board Committees

Directors are elected to serve until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

Our Board currently has three committees: the Audit Committee, the Compensation Committee, and the Nomination Committee. As of the date of this Annual Report, the members and Chairs of our standing Board committees were:

	Audit	Compensation	Nominating
Independent Directors
Charles Benton	Chair	X
John Mercadante		Chair	X
Norman Newton	X		Chair

Non-Independent Director
Sebastian Giordano

Audit Committee

All Audit Committee members are “independent” which satisfies the OTC Expert Market listing standards and the applicable SEC rules and regulations. Our Board of Directors has determined that one of the members of the Audit Committee, Mr. Benton, meets the definition of an “audit committee financial expert” as established by the SEC. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company. The Audit Committee has the sole authority to appoint, review and discharge our independent accountants, and has established procedures for the receipt, retention, response to and treatment of complaints regarding accounting, internal controls and audit matters. In addition, the Audit Committee is responsible for:

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

Compensation Committee

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

Nominating Committee

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to the named executive officers:

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sebastian Giordano,
Chief Executive Officer, Chief Financial Officer, Treasurer	2023	400,000	0	0	0	0	0	9,600	409,600
and Chairman (1)	2022	400,000	0	1,343,391	0	0	0	0	1,743,391

James Giordano,
Former Chief Financial Officer,	2023	211,225	0	0	0	0	0	8,400	219,625
Secretary and Treasurer (2)	2022	250,000	0	125,000	0	0	0	9,600	384,600

Justin Frey,	2023	225,000	0	90,865	0	0	0	8,800	324,665
Former Chief Operating Officer (3)	2022	65,625	0	0	0	0	0	0	65,625

(1)	Mr. Sebastian Giordano has served as chief executive officer since January 4, 2022. On March 11, 2022, pursuant to an employment agreement with the Mr. Giordano dated January 4, 2022, the Company’s Board of Directors granted Mr. Giordano 122,126,433 shares of its common stock, which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year through January 3, 2025. Other compensation consists of an auto allowance of $9,600 in 2023.
(2)	Mr. James Giordano served as chief financial officer from January 3, 2022 to October 13, 2023. On March 11, 2022 and effective January 4, 2022, the Company granted restricted stock awards to Mr. James Giordano for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested quarterly during 2022. Other compensation includes an auto allowance of $8,400 and $9,600 in 2023 and 2022, respectively.
(3)	Mr. Justin Frey served as chief operating officer from September 12, 2022 to February 16, 2024. On January 3, 2023, the Company granted restricted stock awards to Mr. Frey for 21,634,615 common shares of the Company which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested quarterly during 2023. Other compensation includes an auto allowance of $8,800 in 2023.
(4)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about options and stock awards outstanding on December 31, 2023.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Sebastian Giordano	25,000,000	(1)	-	—	0.06	6/16/2025	61,063,216	48,851	—	—

(1)	The options were fully vested on the date of grant (6/16/20).

Employment Agreements

Mr. Sebastian Giordano

On January 4, 2022, the Company and Mr. Giordano, our then Chief Executive Officer, entered into an employment agreement (the “CEO Employment Agreement”) with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity (with prior grants made to Ascentaur (a company owned by Mr. Giordano)), at the discretion of the Board, up to 5% of the outstanding common stock of the Company, vesting over the term of the CEO Employment Agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022, pursuant to the CEO Employment Agreement, the Board granted Mr. Giordano 122,126,433 shares of our common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vest in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common shares vesting each year through January 3, 2025.

On March 1, 2024, the Board, appointed Mr. Giordano to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, beginning on February 16, 2024, Mr. Giordano agreed to temporarily defer his cash compensation and receipt of benefits, and has continued to do so, for at least some period of time, however, such cash compensation and other benefits due to Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received a Termination for Good Reason (“Termination Notice”) related to the CEO Employment Agreement for the nonpayment of compensation and other benefits due under the CEO Employment Agreement. Under the terms of the CEO Employment Agreement, if the Company did not cure such defaults by June 15, 2024, then then Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default, however, on July 15, 2024, the Company and Mr. Giordano agreed to extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date until November 15, 2024, and on November 14, 2024, the termination date was further extended to February 15, 2025. All existing wage and benefit provisions of the CEO Employment Agreement will continue to accrue, however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested due to the Termination of Good Reason.

Mr. James Giordano

On January 3, 2022, the Company retained the services of Mr. James Giordano (no relation to Mr. Sebastian Giordano) as Chief Financial Officer. In addition, Mr. James Giordano was appointed the Company’s Treasurer. Previously, Mr. James Giordano served as Chief Financial Officer and consultant to Freight Connections, Inc., an LTL / line haul transportation services and warehousing provider. Prior to that, he served as Chief Financial Officer for Farren International, a global supplier of transportation and rigging services. Mr. James Giordano’s employment with the Company was at will. He received annual compensation of $250,000 as well as annual discretionary bonuses and equity grants, business expense reimbursement and benefits as generally made available to the Company’s executives.

On July 6, 2022, the Company entered into a definitive employment agreement with James Giordano for Mr. Giordano to serve as the Company’s Chief Financial Officer (the “CFO Engagement Agreement”). The term the CFO Employment Agreement was for a period of two and one-half years through December 31, 2025, which term may not be terminated early by the Company except for “cause” as defined in such agreement. Annual base compensation was $250,000, with an annual bonus for 2022 in total up to a maximum of $125,000 per year conditioned on the achievement of specified milestones, and future annual bonuses to be conditioned on achievement of milestones to be negotiated based on the circumstances of the Company at such time. On March 11, 2022, we agreed to grant restricted stock awards to Mr. James Giordano for 11,363,636 common shares of the Company which were valued at $125,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 2,840,909 shares vesting on March 31, 2022, and 2,840,909 common shares vesting each quarter through December 31, 2022. On September 15, 2023, we entered into a separation agreement with James Giordano, covering his resignation from the office of Chief Financial Officer which became effective as of October 13, 2023.

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2023 to each of our directors, other than Sebastian Giordano, whose compensation is described above in the “2023 Summary Compensation Table”.

2023 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Charles Benton (1)	7,500	9,636	-	17,136
John Mercadante (1)	7,500	9,636	-	17,136
Norman Newton (1)	7,500	9,636	-	17,136

(1)	On January 23, 2023, each director listed above received 1,818,182 shares of common stock valued at $9,636, or $0.0053 per share, based on the quoted closing price of the Company’s common stock on the measurement date.
(2)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. See Note 6, “Shareholder’s Equity (Deficit)” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2023 included in this Annual Report for more information regarding the Company’s accounting for share-based compensation plans.

Director Compensation Program

Our current director compensation program is designed to align our director compensation program with the long-term interests of our stockholders by implementing a program comprised of cash and equity compensation.

In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by our board of directors. We also consider board compensation practices at similarly situated companies, while keeping in mind the compensation philosophy of us and the stockholders’ interests. The directors also receive reimbursement for expenses, including reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock and our outstanding series of preferred stock as of November 29, 2024, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage ownership information is based on 5,887,267,891 shares of common stock, 21,418 shares of Series E Convertible Preferred Stock (“Series E Preferred”), 406,500 shares of Series G Convertible Preferred Stock (“Series G Preferred”), and 32,374 shares of Series H Convertible Preferred Stock (“Series H Preferred”) outstanding as of November 29, 2024. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is 5500 Military Trail, Suite 22-357, Jupiter, FL 33458.

	Shares of Common Stock Beneficially Owned		Shares of Series E Preferred Beneficially Owned		Shares of Series G Preferred Beneficially Owned		Shares of Series H Preferred Beneficially Owned
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class(1)	Amount and nature of beneficial ownership	Percent of class (2)	Amount and nature of beneficial ownership	Percent of class (3)	Amount and nature of beneficial ownership	Percent of class (4)
Directors and Executive Officers
Sebastian Giordano(5)	147,126,433	2.49%	-	-	-	-	-	-
Charles Benton(6)	3,636,364	*	-	—	-	-	-	-
John Mercadante	27,663,637	*	-	-	-	-	-	-
Norman Newton(6)	3,636,364	*	-	-	-	-	-	-
All directors and executive officers as a group (4 persons)	182,062,798	3.08%	-	-	-	-	-	-

5% Stockholders
Joseph Corbisiero(7)	502,651,844	8.54%	-	-	-	-	32,374	100%
Cavalry Fund I LP	-	-	21,418	100%	50,000	11.52%	-	-
Morningview Financial LLC	-	-	-	-	112,500	25.92%	-	-
Mercer Street Global Opportunity Fund, LLC	-	-	-	-	100,000	23.04%	-	-
BHP Capital NY, Inc.	-	-	-	-	36,000	8.29%	-	-
Puritan Partners LLC	-	-	-	-	27,574	6.35%	-	-
Cavalry Investment Fund LP	-	-	-	-	25,000	5.76%	-	-
Cavalry Special Ops Fund LP	-	-	-	-	25,000	5.76%	-	-

*	less than 1%.

(1)	Applicable percentage ownership is based on 5,887,267,891 shares of common stock outstanding as of November 29, 2024.
(2)	Applicable percentage ownership is based on 21,418 shares of Series E Preferred outstanding as of November 29, 2024.
(3)	Applicable percentage ownership is based on 406,500 shares of Series G Preferred outstanding as of November 29, 2024.
(4)	Applicable percentage ownership is based on 32,374 shares of Series H Preferred outstanding as of November 29, 2024.
(5)	Includes 122,126,433 shares of common stock held directly by Mr. Giordano and 25,000,000 shares of common stock issuable upon the exercise of warrants to purchase up to 25,000,000 shares of common stock at an exercise price of $0.06 per share held by Ascentaur LLC, a company controlled by Mr. Giordano.
(6)	Consists of 3,636,364 shares of common.
(7)	Mr. Joseph Corbisiero was the chief executive officer of Freight Connections until December 1, 2023. Includes 178,911,844 shares of common stock held directly by Mr. Corbisiero and 323,740,000 shares of common issuable upon the conversion of 32,374 shares of Series H Preferred, at a conversion price of $0.0001 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any securities authorized for issuance under any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Three of our four board members are independent. The Board has determined that each of Messrs. Benton, Mercadante, and Newton is an independent director pursuant to the OTC Expert Markets listing standards. Under the OTC Expert Markets listing standards, an “independent director” is a non-employee of the Company that does not have a relationship with the Company that, in the Board’s opinion, would interfere with the exercise of independent judgment in carrying out director responsibilities.

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

Related Party Transactions

Other than as described below, there have been no transactions since January 1, 2022, whether directly or indirectly, between us an any of the Company’s officers, directors, beneficial owners of more than 5% of outstanding shares of common stock that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years.

Due to related parties

During the period from September 17, 2022 to December 31, 2022 and for the year ended December 31, 2023, Freight Connections incurred outside trucking costs with companies owned by the Freight Connection’s Seller, who is currently Freight Connection’s chief executive officer. In connection with the outside trucking services, Freight Connections recorded aggregate outside trucking expense of $759,614 and $1,716,732, respectively, which is included in loss from discontinued operations on the accompanying consolidated statement of operations. As of December 31, 2022 and 2023, the aggregate amount due to these companies amounted to $115,117 and $0, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

Notes payable – related parties

On April 17, 2023, the Company issued an unsecured promissory note to Mr. Mercadante in the principal amount of $500,000. Such unsecured promissory note matured on December 31, 2023 and accrues interest at a rate per annum of 12%. On May 21,2024, Mr. Mercadante filed a notice of default, resulting in an increase in the rate of interest to 17% which began to apply to the outstanding principal and accrued interest as of the date of default, or January 1, 2024.

On April 21, 2023, the Company issued an unsecured promissory note to Mr. Giordano in the principal amount of $100,000. Such unsecured promissory note matured on December 31, 2023 and accrues interest at a rate per annum of 12%. On May 21, 2024, Mr. Giordano filed a notice of default, resulting in an increase in the rate of interest to 17% as of the date of default.

On October 3, 2023, the Company issued an additional unsecured promissory note to Mr. Mercadante in the principal amount of $500,000. Such unsecured promissory note matured on June 24, 2024 and accrues interest at a rate per annum of 12%. On July 1, 2024, Mr. Mercadante filed a notice of default, resulting in an increase in the rate of interest to 17% as of the date of default.

On November 28, 2023, the Company issued an unsecured promissory note to an affiliate of Mr. Mercadante in the principal amount of $60,000. Such unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%.

On February 6, 2024 and February 15, 2024, Mr. Mercadante issued unsecured promissory notes to the Company in the principal amount of $64,534 and $319,194, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%.

On February 21, 2024 and February 23, 2024, Mr. Norman Newton and Mr. Charles Benton, both members of the Company’s Board, issued unsecured promissory notes to the Company in the principal amount of $1,000 and $3,109, respectively. Each unsecured promissory note matured on September 30, 2024, and accrues interest at the rate per annum of 12%. On October 1, 2024, both Mr. Newton and Mr. Benton each filed a notice of default, resulting in an increase in the rate of interest to 17% as of the date of default.

There are not currently any conflicts of interest by or among the Company’s current officers, directors, key employees, or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed or incurred related to the following years for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A. for 2023 and 2022 are set forth below.

	2023	2022
Audit fees	$131,000	$265,045
Audit-related fees	135,000	31,255
Tax fees	-	-
All other fees	-	-
Total	$266,000	$296,300

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees.

Tax Fees

For the Company’s fiscal years ended December 31, 2022 and December 31, 2023, Salberg & Company, P.A. did not provide any professional services for tax compliance, tax advice, and tax planning.

Pre-Approval of Services

The Audit Committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2023. The Audit Committee also discussed all the matters required by professional auditing standards to be discussed with the Company’s independent registered public accounting firm, Salberg & Company, P.A., the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the Securities and Exchange Commission. In addition, Audit Committee has received from the independent registered public accounting firm written disclosure required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526 and has discussed with the independent registered public accounting firm its independence from the Company and its management. Based on its review and discussions, including discussions without management or members of the independent registered public accounting firm present, the board of directors has approved, that the audited financial statements be included in this Annual Report.

To safeguard the continued independence of the Company’s independent registered public accounting firm, the board of directors requires all audit and non-audit services, subject to a de minimis exception pursuant to SEC Regulation S-X Rule 2-01(c)(7)(i)(C), to be performed by the Company’s independent registered public accounting firm, to be pre-approved by the board of directors prior to such services being performed. All audit services performed by the Company’s independent registered public accounting firm during the year ended December 31, 2023 and 2022 were approved by the audit committee.

Item 15. Exhibits and Financial Statement Schedules.

The following financial information is filed as part of this report:

(a)

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).

3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).

3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).

3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2023)

3.7	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.2	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.3*	Form of Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Services, Inc.

4.4	Form of Common Stock Purchase Warrant issued in Series E Offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020).

4.5

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).

4.7	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

4.8	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).

4.9	Certificate of Designation, Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

4.10	Certificate of Designation, of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).

4.11*	Description of Securities.

10.1+	Offer Letter, dated November 10, 2021, between TLSS and Mr. James Giordano (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).

10.2+	Employment Agreement, dated January 4, 2022, between TLSS and Mr. Sebastian Giordano (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).

10.3+	Employment Agreement, dated as of July 1, 2022, the Company and James Giordano (incorporated by reference to Exhibit 10.1 to our Form 8-K dated July 7, 2022).

10.4	Stock Purchase and Sale Agreement, dated as of January 4, 2023, by and among TLSS Acquisition, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation (collectively, the “Companies”); The Shareholders of the Companies; Kathryn Boyd, as the Shareholders’ Representative; and R|A Feingold Law & Consulting, P.A., as Closing Agent and Escrow Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 10, 2023).

10.5	Assignment and Assumption Agreement, dated as of January 31, 2023, between TLSS Acquisition, Inc., a Delaware corporation, and TLSS-STI, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 6, 2023).

10.6	First Amendment to Stock Purchase and Sale Agreement, dated as of February 1, 2023, among TLSS-STI, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation (collectively, the “Companies”); Kathryn Boyd; Clyde J. Severance; Robert H. Severance, Jr.; Kathryn Boyd, as the Shareholders’ Representative; and R|A Feingold Law & Consulting, P.A., as Closing Agent and Escrow Agent (incorporated by reference to Exhibit 10.2 to our Form 8-K dated February 6, 2023).

10.7	Secured Promissory Note, dated February 1, 2023, made by TLSS-STI, Inc., a Delaware corporation, Severance Trucking Co., Inc. a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation and McGrath Trailer Leasing, Inc., a Maine corporation, in favor of Kathryn Boyd, Clyde J. Severance, and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated February 6, 2023).

10.8	Security Agreement, dated as of February 1, 2023, among TLSS-STI, Inc., a Delaware corporation; Severance Trucking Co., Inc., a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation, and McGrath Trailer Leasing, Inc., a Maine corporation, and Kathryn Boyd, Clyde J. Severance and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.4 to our Form 8-K dated February 6, 2023).

10.19	Absolute, Unconditional and Continuing Guaranty, dated as of February 1, 2023, executed by Transportation and Logistics Systems, Inc., a Nevada corporation, in favor of Kathryn Boyd, Clyde J. Severance, and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.5 to our Form 8-K dated February 6, 2023).

10.10	Consulting Agreement, dated as of February 1, 2023, between Severance Trucking Co., Inc., a Massachusetts corporation, a wholly owned subsidiary of TLSS-STI, Inc., a Delaware corporation, a wholly owned subsidiary of Transportation and Logistics Systems, Inc., a Nevada corporation, and Clyde J. Severance (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 6, 2023).

10.11*	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Investors.

10.12	Letter Agreement, dated as of August 12, 2024, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund and Cavalry Fund I LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2024).

10.13	Letter Agreement, dated as of October 9, 2024, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund and Cavalry Fund I LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024).

10.14	Letter Agreement, dated as of November 22, 2024, between Transportation Logistics Systems, Inc., and Cavalry Fund I LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2024)

10.15*	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Related Parties.

21*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.
December 5, 2024
	By:	/s/ Sebastian Giordano
Sebastian Giordano Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sebastian Giordano	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors	December 5, 2024
Sebastian Giordano	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Charles Benton	Director	December 5, 2024
Charles Benton

/s/ John Mercadante	Director	December 5, 2024
John Mercadante

/s/ Norman Newton	Director	December 5, 2024
Norman Newton

