Form 10-Q
period 2024-03-31
Transportation & Logistics Systems, Inc.
filed 2025-01-14
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-34970

Transportation and Logistics Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3106763
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5500 Military Trail, Suite 22-357 Jupiter, FL	33458
(Address of principal executive offices)	(Zip Code)

(833) 764-1443

(Registrant’s telephone number, including area code)

Not applicable

(Registrant’s former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $ 0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 13, 2025, the registrant had outstanding 5,889,437,474 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

MARCH 31, 2024

-i-

For purposes of this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, the “Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation, and its wholly-owned subsidiaries: TLSS Acquisition, Inc. (“TLSSA”), TLSS Operations Holding Company, Inc. (“TLSS Ops”), Shyp FX, Inc. (“Shyp FX”), Shyp CX, Inc. (“Shyp CX”); those entities wholly-owned by TLSS Ops, TLSS-CE, Inc. (“TLSS-CE”) and TLSS-STI, Inc. (“TLSS-STI”); Cougar Express, Inc. (“Cougar Express”), a wholly-owned subsidiary of TLSS-CE through the date of deconsolidation, and JFK Cartage Co., Inc. (JFK Cartage”), a wholly-owned subsidiary of Cougar Express; Severance Trucking Co., Inc. (“Severance Trucking”), a wholly-owned subsidiary of TLSS-STI and Severance Warehousing, Inc. (“Severance Warehousing”) and McGrath Trailer Leasing, Inc. (“McGrath”), both wholly-owned subsidiaries of Severance Trucking, (Severance Trucking, Severance Warehousing, and McGrath collectively, “Severance”); and, the deconsolidated former subsidiaries, TLSS-FC, Inc. (“TLSS-FC”) and Freight Connections, Inc. (“Freight Connections”).

Hereinafter, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, TLSS-STI, TLSS-FC, Cougar Express, JFK Cartage, Severance and Freight Connections, are hereinafter, the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the three months ended March 31, 2024 and 2023 are included as part of discontinued operations on the consolidated financial statements.

Forward-Looking Statements

Statements made in this Quarterly Report that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to known and unknown risks, uncertainties, and other factors outside of our control that could cause our actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), these risks and uncertainties include: our ability to meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”), including obtaining sufficient financing to fund the necessary costs related to the preparation and filing of one or more of our future periodic reports; our ability to restructure our remaining existing debts and obligations and replace our discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise; our ability to attract and retain key personnel and skilled labor to meet the requirements of being a public company; our history of losses, deficiency in working capital and a stockholders’ deficit and inability to achieve sustained profitability; our need to procure substantial additional financing to fund ongoing losses and the growth of our business; our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); our ability to pay expenses and liabilities as they become due; adverse or unanticipated decisions by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this letter. Given these uncertainties, you should not place undue reliance on these forward-looking statements and should consider various factors, including the risks described herein, and, among other places, in this Quarterly Report, as well as any amendments hereto or thereto, or other documents filed with the Securities and Exchange Commission (the “SEC”).

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$185,322	$218,152
Prepaid expenses and other current assets	19,553	84,421
Assets of discontinued operations	67,511	1,857,193

Total Current Assets	272,386	2,159,766

TOTAL ASSETS	$272,386	$2,159,766

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties	$1,547,838	$1,160,000
Accounts payable	943,432	852,005
Accrued expenses	858,064	957,201
Accrued expenses - related parties	114,654	68,875
Accrued compensation and related benefits	546,811	75,000
Liabilities of discontinued operations	6,253,826	7,044,121

Total Current Liabilities	10,264,625	10,157,202

Total Liabilities	10,264,625	10,157,202

Commitments and Contingencies (See Note 7)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at March 31, 2024 and December 31, 2023 (Liquidation value $0)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; no shares issued and outstanding at March 31, 2024 and December 31, 2023 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at March 31, 2024 and December 31, 2023 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 430,663 and 475,500 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively ($10.00 per share liquidation value)	431	476
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at March 31, 2024 and December 31, 2023 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,177,979,033 and 4,481,102,346 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,177,979	4,481,102
Additional paid-in capital	129,307,278	129,854,231
Accumulated deficit	(144,477,980)	(142,333,298)

Total Shareholders’ Deficit	(9,992,239)	(7,997,436)

Total Liabilities and Shareholders’ Deficit	$272,386	$2,159,766

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	598,332	502,668
Legal and professional fees	144,433	510,650
General and administrative expenses	86,832	70,925

Total Operating Expenses	829,597	1,084,243

LOSS FROM OPERATIONS	(829,597)	(1,084,243)

OTHER INCOME (EXPENSES):
Interest income	-	992
Interest expense	(2,468)	(243)
Interest expense - related parties	(45,779)	-
Gain on sale of subsidiary	-	9,983

Total Other Income (Expenses)	(48,247)	10,732

LOSS BEFORE INCOME TAXES	(877,844)	(1,073,511)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(877,844)	(1,073,511)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(1,187,076)	(572,405)

LOSS FROM DISCONTINUED OPERATIONS	(1,187,076)	(572,405)

NET LOSS	(2,064,920)	(1,645,916)

Deemed and accrued dividends	(79,762)	(100,410)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,144,682)	$(1,746,326)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss per share from continuing operations -basic and diluted	$(0.00)	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,840,964,086	3,685,826,300

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,854,231	$(142,333,298)	$(7,997,436)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(44,837)	(45)	-	-	696,876,687	696,877	(574,940)	-	121,892

Dividends accrued	-	-	-	-	-	-	-	-	-	(79,762)	(79,762)

Net loss	-	-	-	-	-	-	-	-	-	(2,064,920)	(2,064,920)

Balance, March 31, 2024	21,418	$21	430,663	$431	32,374	$32	5,177,979,033	$5,177,979	$129,307,278	$(144,477,980)	$(9,992,239)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,372,841	$(127,510,099)	$5,500,062

Common stock issued for conversion of Series G preferred shares	-	-	(29,000)	(29)	-	-	43,684,680	43,685	(23,600)	-	20,056

Common stock issued for services and future services	-	-	-	-	-	-	21,634,615	21,634	(21,634)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	117,292	-	117,292

Deemed and accrued dividends	-	-	-	-	-	-	-	-	-	(100,410)	(100,410)

Net loss	-	-	-	-	-	-	-	-	-	(1,645,916)	(1,645,916)

Balance, March 31, 2023	21,418	$21	546,000	$546	32,374	$32	3,702,010,977	$3,702,011	$129,444,899	$(129,256,425)	$3,891,084

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,064,920)	$(1,645,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	39,018	375,911
Stock-based compensation	27,987	117,292
Impairment loss - discontinued operations	555,628	-
Gain on deconsolidation of subsidiary - discontinued operations	(158,347)	-
Lease costs - discontinued operations	-	37,037
Bad debt expense (recovery)	(3,937)	(23,273)
Change in operating assets and liabilities:
Accounts receivable	569,555	(442,365)
Prepaid expenses and other current assets	216,929	(56,586)
Security deposit	6,155	(70,737)
Accounts payable and accrued expenses	215,708	817,424
Accrued expenses - related parties	45,779	-
Insurance payable	-	221,658
Accrued compensation and related benefits	471,811	(34,699)

NET CASH USED IN OPERATING ACTIVITIES	(78,634)	(704,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(206,988)
Proceeds from repayment of note receivable	-	255,000
Cash acquired in acquisitions	-	207,471
Cash used for acquisitions	-	(687,808)

NET CASH USED IN INVESTING ACTIVITIES	-	(432,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	196,700
Proceeds from notes payable - related parties	387,838	-
Proceeds from notes payable - related parties - discontinued operations	4,000	-
Repayment of notes payable	(346,034)	(58,273)

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,804	138,427

NET DECREASE IN CASH	(32,830)	(998,152)

CASH, beginning of period	218,152	1,470,807

CASH, end of period	$185,322	$472,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,468	$119,240
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series G preferred stock and accrued dividends to common stock	$121,892	$20,056
Accrual of preferrerd stock dividends	$79,762	$100,410
Increase in right of use assets and lease liabilities	$-	$3,958,260

ACQUISITIONS:
Assets acquired:
Accounts receivable	$-	$836,886
Prepaid expenses	-	18,454
Property and equipment	-	1,186,198
Right of use assets	-	457,239
Security deposits	-	7,000
Intangible assets	-	404,374
Total assets acquired	-	2,910,151
Less: liabilities assumed:
Accounts payable	-	211,303
Accrued expenses	-	12,702
Accrued compensation and related benefits	-	152,631
Notes payable	-	1,595,939
Lease liabilities	-	457,239
Total liabilities assumed	-	2,429,814
Net assets acquired (liabilities) assumed	$-	$480,337

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. The subsidiaries of the Company during the periods ended March 31, 2024 and 2023 include: Cougar Express, Inc. (“Cougar Express”) through date of deconsolidation of February 27, 2024; Freight Connections, Inc. (“Freight Connections”) through date of deconsolidation of December 1, 2023; JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); TLSS-FC, Inc. (“TLSS-FC”); and TLSS-STI, Inc. (“TLSS-STI”).

Prior to ceasing operations, the Company’s historical business growth was primarily through a growth by acquisition strategy, as described below.

On November 13, 2020, the Company formed a wholly-owned subsidiary, Shyp FX under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, the Company executed an agreement to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks. On April 28, 2022, the Company entered into an agreement with an unrelated third party to sell substantially all of Shyp FX’s asset and specific liabilities in all-cash transaction that closed in June 2022.

On November 16, 2020, the Company formed a wholly-owned subsidiary, TLSSA under the laws of the State of Delaware. On March 24, 2021, TLSSA acquired all of the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. On February 27, 2024, Cougar Express filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code (the “Cougar Bankruptcy”), assigning all of the Cougar Express assets to Mr. Andrew M. Thaler, Esq., as Trustee (the “Cougar Express Trustee”) for liquidation and unwinding of the business. The Cougar Express Trustee has been charged with liquidating the assets for the benefit of the Cougar Express creditors pursuant to the relevant provisions of the United States Bankruptcy Code. As a result of the Cougar Bankruptcy, the Cougar Express Trustee assumed all authority to manage Cougar Express. Additionally, as of February 27, 2024, Cougar Express no longer conducts any business and is not permitted by the Cougar Express Trustee to conduct any business. For these reasons, effective February 27, 2024, the Company relinquished control of Cougar Express. Therefore, the Company deconsolidated Cougar Express effective with the filing of the Cougar Bankruptcy on February 27, 2024.

On February 21, 2021, the Company formed a wholly-owned subsidiary, Shyp CX under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations and is inactive.

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. For the three months ended March 31, 2024 and 2023, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these unaudited consolidated financial statements, TLSS-CE, which owns 100% of the stock of Cougar Express, has not filed for bankruptcy.

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

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates (See Note 3). In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the three months ended March 31, 2024 and 2023, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of the issuance of these consolidated financial statements the Severance entities have not filed for bankruptcy.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the consolidated financial statements for the three months ended March 31, 2024 and 2023.

On February 16, 2024, Severance Trucking, along with Cougar Express and JFK Cartage, ceased all operations and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024. On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of the issuance of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, has been unable to timely meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”). Beginning in August 2024 and again in October 2024 and November 2024, we obtained financing that enabled us to complete the audit of our consolidated financial statements for the year ended December 31, 2023, file our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), review our unaudited consolidated financial statements for the first quarter ended March 31, 2024 and file this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2024 (the “2024 First Quarter Report”), and commence the review of our unaudited consolidated financial statements for the 2024 second and third fiscal quarters to enable us to prepare the respective Quarterly Reports on Form 10-Q (collectively, the “Remaining 2024 Quarterly Reports”). Following the filings of the 2023 Annual Report and this 2024 First Quarter Report, we will continue to work to complete the necessary financial statements and file the Remaining 2024 Quarterly Reports as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of the Remaining 2024 Quarterly Reports. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2023 and notes thereto included in the Company’s annual report on SEC Form 10-K, filed on December 6, 2024. The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations for the interim periods are not necessarily an indication of operating results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of TLSS and its wholly-owned subsidiaries, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-FC, Freight Connection since its acquisition on September 16, 2022 through its deconsolidation on December 1, 2023, TLSS-CE, Cougar Express through its deconsolidation on February 27, 2024, JFK Cartage since its acquisition on July 31, 2022, TLSS-STI, and Severance since its acquisition on January 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

Discontinued Operations

The Company has classified the related assets and liabilities associated with its logistics and transportation services business as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the notes to consolidated financial statements refers to the Company’s continuing operations. See Note 9 — Discontinued Operations for additional information.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,064,920 and $1,645,916 for the three months ended March 31, 2024 and 2023, respectively. The net cash used in operations was $78,634 and $704,254 for the three months ended March 31, 2024 and 2023, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $144,477,980 and $9,992,239, respectively, on March 31, 2024. Furthermore, as of February 2024, the Company has ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. While the Company is working towards getting current in its requisite past due periodic reports with the U.S. Securities and Exchange Commission (the “SEC”), it is also evaluating a possible restructuring of its existing debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On March 31, 2024 and December 31, 2023, the Company had no cash in the bank in excess of FDIC insured levels.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2024. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of March 31, 2024 and December 31, 2023, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

The carrying amounts reported in the unaudited consolidated balance sheets for cash, prepaid expenses and other current assets, assets of discontinued operations, accounts payable, accrued expenses, insurance payable, liabilities of discontinued operations, and other payables approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risk.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

See Note 9 for additional information regarding intangible assets and goodwill.

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of December 31, 2023. Currently, all leased premises have been abandoned (see Note 9).

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2024 and 2023, the Company believes that it operated in one operating segment related to its full suite of logistics and transportation services.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Revenue generated from warehousing services is generally recognized as the service is performed, based upon a monthly or weekly rate.

Inherent within the Company’s revenue recognition practices were estimates for revenue associated with shipments in transit. For shipments in transit, the Company recorded revenue based on the percentage of service completed as of the period end and recognizes delivery costs as incurred. The percentage of service completed for each shipment was based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit was accumulated at period end and recognized as revenue within discontinued operations. The significance of in transit shipments to the consolidated financial statements was limited due to the short duration, generally less than five days, of the average shipment cycle. As of March 31, 2024, any reductions to operating revenue and accounts receivable to reflect in transit shipments were insignificant.

For the three months ended March 31, 2024 and 2023, all revenues and cost of revenues are included in discontinued operations.

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

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2024 and 2023 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	March 31, 2024	March 31, 2023
Stock warrants	948,403,679	1,258,008,109
Stock options	80,000	80,000
Series E convertible preferred stock	95,238,667	28,571,600
Series G convertible preferred stock	2,153,315,000	546,000,000
Series H convertible preferred stock	323,740,000	323,740,000
	3,520,777,346	2,156,399,709

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard on January 1, 2024 had no impact on the Company’s consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

NOTE 3 – ACQUISITIONS

Acquisitions

2023

Effective January 31, 2023, TLSS-STI acquired all of the outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together offered less-than-truckload (LTL) trucking services throughout New England. The total purchase price was $2,250,000 plus closing expenses of $36,525, as adjusted. In exchange for the outstanding stock of the Severance entities, TLSS-STI (i) paid $713,586 in cash, and (ii) issued a $1,572,939 secured promissory note, with interest accruing at the rate of 12% per annum (See Note 9). The entire unpaid principal under the note, was due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. On November 8, 2023, the Company and the sellers agreed to, among other things, (a) reduce the principal amount of the secured promissory note by $171,887, (b) extend the maturity date of the secured promissory note from August 1, 2024 to February 1, 2025, and (c) adjustment the payment schedule of the secured promissory note. The promissory note was secured solely by the assets of the Severance entities and a corporate guaranty from TLSS.

In February 2024, due to the lack of working capital to conduct its business, the Severance entities ceased operations and no longer conducts any business and all fixed assets of the Severance entities were voluntarily surrendered to the prior owners. For the three months ended March 31, 2024 and 2023, all activities and balances of the Severance entities are included as part of discontinued operations on the consolidated financial statements (See Note 9). As of the date of this filing, neither Severance Trucking, Severance Warehouse nor McGrath have filed bankruptcy.

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

NOTE 4– NOTES PAYABLE – RELATED PARTIES

On April 14, 2023, the Company’s Board of Directors (“Board”) approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is the Company’s Secretary and a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

On October 3, 2023 and November 28, 2023, the Company issued unsecured promissory notes to Mr. Mercadante and from an individual, who is affiliated to Mr. Mercadante in the principal amount of $500,000 and $60,000, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%.

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to John Mercadante (“Mr. Mercadante”), a Director of the Company, in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note will mature one year from the date of issuance and accrues interest at a rate per annum of 12%.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

On February 21, 2024 and February 23, 2024, the Company issued unsecured promissory notes to Norman Newton (“Mr. Newton”) and Charles Benton (“Mr. Benton”), both members of the Company’s Board of Directors, in the principal amounts of $1,000 and $3,109, respectively. Each unsecured promissory note matured on September 30, 2024, and accrued interest at the rate per annum of 12%. On October 1, 2024, both Mr. Newton and Mr. Benton each filed a notice of default, resulting in an increase in the rate of interest to 17% per annum as of the date of default.

As of March 31, 2024 and December 31, 2023, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,160,000, respectively, were outstanding. As of March 31, 2024 and December 31, 2023, the aggregate accrued interest payable to related parties amounted to $114,654 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheet.

See Note 10 for subsequent defaults.

NOTE 5– SHAREHOLDERS’ EQUITY (DEFICIT)

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

As of March 31, 2024 and December 31, 2023, no shares of Series B preferred stock were issued or outstanding.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

As of March 31, 2024 and December 31, 2023, no shares of Series D Preferred were issued or outstanding.

Series E preferred stock

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series E Stated Value plus all unpaid accrued and accumulated dividends thereon. As of March 31, 2024 and December 31, 2023, the Company has accrued dividends of $182,509 and $178,235, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

The Company agreed with the holders of outstanding Series E Preferred that did not participate in the Offer that, contingent on the Offer being exercised with regard to Eligible Warrants aggregating the minimum proceeds, the Company would reduce the conversion price of the Series E Preferred and warrants issued in the Series E Offering to $0.003 per share. (See Warrants discussion below).

During the three months ended March 31, 2024 and twelve months ended December 31, 2023, there were no conversions of shares of Series E Preferred.

As of March 31, 2024 and December 31, 2023, 21,418 shares of Series E Preferred were issued and outstanding.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

From and after the original issuance date, cumulative dividends on each share of Series G Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series G Stated Value plus all unpaid accrued and accumulated dividends thereon. As of March 31, 2024 and December 31, 2023, the Company has accrued dividends of $574,571 and $620,975, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

Under the terms of the Series G Preferred, if the Company issues or sells (or is deemed to have issued or sold) additional shares of common stock for a price-per-share that is less than the price equal to the conversion price of the Series G Preferred held by the holders of the Series G Preferred immediately prior to such issuance, then the conversion price of the Series G Preferred will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share, the conversion price for all 430,663 remaining outstanding Series G Preferred shall henceforth be $0.002 per share.

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

During the three months ended March 31, 2023, the Company issued 43,684,680 shares of its common stock in connection with the conversion of 29,000 shares of Series G Preferred and accrued dividends payable of $20,056. The conversion ratio was based on the Series G COD.

During the three months ended March 31, 2024, the Company issued 696,876,687 shares of its common stock in connection with the conversion of 44,837 shares of Series G Preferred and accrued dividends payable of $121,892. The conversion ratio was based on the Series G COD.

As of March 31, 2024 and December 31, 2023, 430,663 and 475,500 shares of Series G Preferred were issued and outstanding, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

As of both March 31, 2024 and December 31, 2023, 32,374 shares of Series H Preferred were issued and outstanding.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Shares issued in connection with conversion of Series G preferred shares

During the three months ended March 31, 2023, the Company issued 43,684,680 shares of its common stock in connection with the conversion of 29,000 shares of Series G Preferred and accrued dividends payable of $20,056. The conversion ratio was based on the Series G COD, as amended.

During the three months ended March 31, 2024, the Company issued 696,876,687 shares of its common stock in connection with the conversion of 44,837 shares of Series G Preferred and accrued dividends payable of $121,892. The conversion ratio was based on the Series G COD, as amended.

Shares issued for compensation

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

During the three months ended March 31, 2024 and 2023, aggregate accretion of stock-based compensation expense on the above granted shares, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $27,987 and $117,292, respectively. Total unrecognized compensation expense related to these vested and unvested shares of common stock on March 31, 2024 amounted to $83,962, which will be amortized over the remaining vesting period of approximately five months.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	61,063,216	$0.011
Shares vested	(30,531,608)	(0.008)
Non-vested, March 31, 2024 (1)	30,531,608	$0.011

(1)	On August 15, 2024, the remaining 30,531,608 shares vested.

Warrants

Warrant activities for the three months ended March 31, 2024 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	948,452,679	$0.008	2.81	$0
Expired	(49,000)	(1.00)	-	-
Balance Outstanding March 31, 2024	948,403,679	$0.008	2.56	$0
Exercisable, March 31, 2024	948,403,679	$0.008	2.56	$0

Stock options

Stock option activities for the three months ended March 31, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	80,000	$8.85	0.33	$-
Granted/Cancelled	-	-	-	-
Balance Outstanding March 31, 2024	80,000	$8.85	0.08	$-
Exercisable, March 31, 2024	80,000	$8.85	0.08	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

NOTE 6 – ASSIGNMENT FOR THE BENEFIT OF CREDITORS

In connection with the finalization of the deeds of assignment for the benefit of creditors, the Assignee demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 as of December 31, 2022, the Company accrued the potential settlement amount of $200,000 which was included in accrued expenses on the accompanying consolidated balance sheets. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 27, 2023, the Court approved this settlement. As of March 31, 2024, the Company has not paid the $50,000 and as of March 31, 2024 and December 31, 2023, the Company has included the $50,000 on the accompanying consolidated balance sheets, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of March 31, 2024.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

Currently, there are pending cross-motions for summary judgment filed by Plaintiff, Defendants/Third-Party Plaintiffs Jose A. Mercedes-Mejia, Prime EFS, Shypdirect, LLC, and TLSS, and Defendant/Third-Party Defendant County Hall Insurance. The insurance broker, Acrisure, has also filed a motion on the malpractice claim against it. On November 8, 2024, the court granted Defendant/Third-Party Plaintiff Ryder Truck Rental, Inc.’s motion for summary judgment. On December 6, 2024, the parties engaged in a mediation session. While a settlement was not reached on the day the meditation session was held, the parties continue to discuss a potential resolution.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

The case was settled before the September 16, 2024 scheduled trial date and a Stipulation of Dismissal was filed by all parties on September 25, 2024. The Company has no liability in this matter.

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

Perez was employed by CE as a dock worker beginning on March 8, 2022 and last worked September 27, 2022. He alleges that in or around July 2022, he informed CE that he was expecting a child. Perez has not provided any details regarding the individual(s) with CE he allegedly informed. On 9/27/22, Perez requested that CE complete the employer section of his New York Paid Family Leave (“PFL”) paperwork, which CE did. Thereafter, Perez ceased communicating with CE. Further, CE did not receive any confirmation that Perez had in fact filed for PFL or that his PFL was approved.

Because CE did not hear from Perez or receive any confirmation concerning his application for or approval of PFL, CE concluded that Perez had resigned. Another worker was hired to fill Perez’s former position. Then, on or about December 27, 2022, Perez contacted CE attempting to return to work and was informed that there was no position for him.

CE categorically denies Perez’s allegations and any purported wrongdoing. Because this matter is apparently pending with the EEOC and CE has neither received a copy of the filing nor any notification of the filing, the Company cannot evaluate the likelihood of an adverse outcome or estimate the Company’s liability, if any, in connection with it.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

In the complaint, Corbisiero alleged that FC defaulted on the FC Promissory Note by failing to pay monthly interest beginning in or around August 1, 2023. Plaintiff also alleges that, by reason of its default, FC is also liable for default interest of 18% per annum plus late charges of 5% each delinquent payment, plus costs of collection. The complaint further alleged that by reason of FC’s default, FC became liable for the full repayment of principal prior to the December 31, 2023, maturity date set forth in the note (see Note 9).

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

Employment agreements

On January 4, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement for the Chief Executive Officer (the “CEO Employment Agreement”) with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity (with prior grants made to Ascentaur), at the discretion of the Board, up to 5% of the outstanding common stock of the Company, vesting over the term of the CEO Employment Agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. Pursuant to the CEO Employment Agreement, on March 11, 2022, the Board granted the chief executive officer 122,126,433 shares of its common stock (see Note 5). On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, Mr. Giordano has agreed to temporarily defer pay, and has continued to do so, for at least some period of time; however, such compensation and other benefits due Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received a Termination for Good Reason (“Termination Notice”) related to the CEO Employment Agreement, for the nonpayment of compensation and other benefits due under the CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to a extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024, and on November 14, 2024, the termination date was further extended to February 15, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice (see Note 10).

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

Freight Connections incurred outside trucking costs with companies owned by the chief executive officer of Freight Connections. During the three months ended March 31, 2024 and 2023, Freight Connections recorded aggregate outside trucking expense of $0 and $770,707, which is included in loss from discontinued operations on the accompanying consolidated statement of operations, respectively. As of March 31, 2024 and December 31, 2023, the aggregate amount due to these companies amounted to $0.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Notes payable – related parties

On April 14, 2023, the Board approved the Credit Facility under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from Mr. Mercadante on April 17, 2023; and (b) $100,000 from Mr. Giordano on April 21, 2023.

On October 3, 2023 and November 28, 2023, the Company issued unsecured promissory notes to Mr. Mercadante and from an individual, who is affiliated to Mr. Mercadante in the principal amounts of $500,000 and $60,000, respectively. Each unsecured promissory note matured one year from the date of issuance and accrues interest at a rate per annum of 12%.

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to Mr. Mercadante in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%.

On February 21, 2024 and February 23, 2024, the Company issued unsecured promissory notes to Norman Newton (“Mr. Newton”) and Charles Benton (“Mr. Benton”), both members of the Board, in the principal amounts of $1,000 and $3,109, respectively. Each unsecured promissory note matured on September 30, 2024, and accrued interest at the rate per annum of 12%. On October 1, 2024, both Mr. Newton and Mr. Benton each filed a notice of default, resulting in an increase in the rate of interest to 17% per annum as of the date of default.

As of March 31, 2024 and December 31, 2023, aggregate notes payable to related parties amounted to $1,547,838 and $1,160,000, respectively. As of March 31, 2024 and December 31, 2023, the aggregate accrued interest payable amounted to $114,654 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheet.

See Note 10 for subsequent defaults.

NOTE 9 – DISCONTINUED OPERATIONS

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

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	March 31,	December 31,
	2024	2023
Assets of discontinued operations:
Accounts receivable, net	$67,511	$807,838
Prepaid expenses and other current assets	-	158,216
Property and equipment, net	-	891,139
Assets of discontinued operations, current portion	67,511	1,857,193

Total assets of discontinued operations	$67,511	$1,857,193

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$3,010,866
Accounts payable	1,137,303	1,119,433
Accrued expenses	127,049	391,780
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	6,253,826	7,044,121

Total liabilities of discontinued operations	$6,253,826	$7,044,121

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

The following table summarizes the results of operations of the discontinued operations:

	Three Months Ended March 31,
	2024	2023
Revenues	$1,371,993	$5,594,896
Cost of revenues, excluding depreciation and amortization	1,383,829	3,626,353
Gross profit (loss)	(11,836)	1,968,543
Operating expenses	(592,995)	(2,391,243)
Impairment loss	(555,628)	-
Other expenses	(26,617)	(149,705)

Loss from discontinued operations	$(1,187,076)	$(572,405)

Accounts receivable

On March 31, 2024 and December 31, 2023, accounts receivable, net included in assets from discontinued operations consisted of the following:

	March 31, 2024	December 31, 2023
Accounts receivable	$159,263	$1,065,024
Allowance for doubtful accounts for estimated losses	(91,752)	(257,186)
Accounts receivable, net	$67,511	$807,838

Property and equipment, net

As of March 31, 2024 and December 31, 2023, property and equipment included in assets from discontinued operations consisted of the following:

	Useful Life	March 31, 2024	December 31, 2023
Revenue equipment	3 - 20 years	$-	$1,841,546
Machinery and equipment	1 - 10 years	-	204,665
Office equipment and furniture	1 - 3 years	-	22,260
Leasehold improvements	1 - 3 years	-	63,710
Subtotal		-	2,132,181
Less: accumulated depreciation		-	(1,241,042)
Property and equipment, net		$-	$891,139

For the three months ended March 31, 2024 and 2023, depreciation expense amounted to $39,018 and $112,785, respectively, and are included in loss from discontinued operations.

Due to the Cougar Express Bankruptcy and the assignment of all of the Cougar Express assets to the Cougar Express Trustee for liquidation and unwinding of the business, during the three months ended March 31, 2024, the Company recognized a loss on deconsolidation of the Cougar Express property and equipment, net of $296,493, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

During the three months ended March 31, 2024 and 2023, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $555,628 and $0, respectively, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

Intangible Assets and Goodwill

For the three months ended March 31, 2024 and 2023, amortization of intangible assets amounted to $0 and $263,126, respectively, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, intangible assets subject to amortization and goodwill amounted to $0.

Notes Payable

On March 31, 2024 and December 31, 2023, notes payable included in liabilities of discontinued operations consisted of the following:

	March 31, 2024	December 31, 2023
Principal amounts	$2,467,432	$3,010,866
Less: current portion of notes payable	(2,467,432)	(3,010,866)
Notes payable – long-term	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

On March 31, 2024 and December 31, 2023, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The Secured Severance Note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On March 31, 2024 and December 31, 2023, the principal amount related to this note was $1,395,768 and $1,391,279, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

On January 26, 2024, the Company received a: (i) Notice of Default and Demand Under Promissory Note and Security Agreement (“Payment Default Notice”) in connection with the Company’s failure to timely pay in accordance with that certain loan agreement (the “Severance Trucking Note”) entered into by and among the Severance Sellers, collectively as lender (“Severance Trucking Lenders”) and TLSS-STI, Severance Trucking, Severance Warehouse and McGrath, collectively as promissors (each a “Severance Trucking Debtor”, and collectively, the “Severance Trucking Debtors”) and (ii) Notice of Default and Demand Under Guaranty (“Guaranty Default Notice” and together with the Payment Default Notice, the “Default Notices”), in connection with an Absolute, Unconditional and Continuing Guaranty, dated February 1, 2023 between TLSS, as guarantor (the “Guarantor”), and the Severance Trucking Lenders, which guaranty secured the Severance Trucking Note. The Severance Trucking Note became immediately due and payable upon the Severance Trucking Debtors’ failure to make a payment in the amount of Fifty-Three Thousand Dollars ($53,000) on January 1, 2024 due under the Severance Trucking Note (the “Severance Trucking January Payment”).

The Severance Trucking Lenders demanded that the Severance Trucking Debtors and the Guarantor make the immediate full payment of (i) the entire principal balance due under the Severance Trucking Note, together with all interest accrued thereon, and (ii) a late charge of five percent (5%) of the Severance Trucking January Payment. The Severance Trucking Lenders also noted that if the full payment due under the Severance Trucking Note was not made to the Severance Trucking Lenders, then the Severance Trucking Lenders could immediately thereafter pursue all their rights and remedies under the Severance Trucking Note, including, without limitation, liquidation of all of the collateral of the Severance Trucking Debtors. If the Severance Trucking Lenders took such action, then, the Severance Trucking Debtors would be responsible for all costs and expenses in connection with the collection and enforcement (“Expenses”) of the payment due under the Default Notices, and that such Expenses shall accrue interest at a rate of 18% per annum. On February 26, 2024, the Company voluntarily surrendered the unencumbered owned fixed assets of Severance Trucking operations to the Severance Trucking Lenders.

Equipment and auto notes payable

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On March 31, 2024 and December 31, 2023, equipment notes payable to these entities amounted to $0 and $712, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. On March 31, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $0 (due to deconsolidation) and $34,847, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On March 31, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $41,624 and $42,783, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of March 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On January 17, 2023, Cougar Express entered into a promissory note for the purchase of two trucks in the amount of $196,700. The note is due in sixty monthly installments of $4,059 which began in August 2022. The note was secured by the trucks. On March 31, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $0 (due to deconsolidation) and $166,748, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On March 31, 2024 and December 31, 2023, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of March 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On March 31, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $40,537 and $42,433, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of March 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On March 31, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $45,079 and $46,038, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of March 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On March 31, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $253,277 and $259,335, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of March 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On March 31, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $76,149 and $79,084, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of March 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

In December 2023, Cougar Express entered into two Merchant Loan (the “Merchant Loans”) with lenders in the aggregate principal amount of $335,000 and received net proceeds of $307,050, net of fees of $27,950, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The Merchant Loans requires a weekly and daily payment of principal and interest of $11,250 and $2,774, respectively, through May 2024. On March 31, 2024 and December 31, 2023, the aggregate principal amount due on the Merchant Loans is $0 (due to deconsolidation) and $332,609, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

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

Effective January 1, 2023, Freight Connections entered into a lease agreement for warehouse space in Ridgefield, NJ. The lease was for a period of 60 months, commencing on January 1, 2023 and expiring on December 31, 2027. Pursuant to the lease agreement, the lease required Freight Connections to pay a monthly base rent of; (i) $41,071 in the first year; (ii) $42,303 in the second year; (iii) $43,572 in the third year; (iv) $44,880 in the fourth year and; (v) $46,226 in the fifth year, plus a pro rata share of operating expenses beginning January 2023. In connection with this lease, on January 1, 2023, the Company had increased right of use assets and lease liabilities by $2,180,356.

Effective February 1, 2023, Severance Trucking entered into a lease agreement for warehouse space in North Haven, CT. The lease is for a period of 24 months, commencing on February 1, 2023 and expiring on January 31, 2025. Pursuant to this lease agreement, the lease required Severance Trucking to pay a monthly base rent of $8,500. Additionally, effective February 1, 2023, Severance Trucking entered into a lease agreement for warehouse space in Dracut, MA. The lease is for a period of 60 months, commencing on February 1, 2023 and expiring on January 31, 2028. Pursuant to this lease agreement, the lease requires Severance Trucking to pay a monthly base rent of $32,000. In connection with these leases, on February 1, 2023, the Company increased right of use assets and lease liabilities by $2,180,356. In February 2024, Severance Trucking received a Notice of Default and Demand for Rent for its failure to pay rent due on December 1, 2023, and January 1, 2024 under the terms of a lease entered into on February 1, 2023 between Severance Trucking and the Severance Family Realty Trust. On February 26, 2024, Severance voluntarily vacated such premises.

On December 1, 2023, in connection with the Freight Bankruptcy and the assignment of all of the TLSS-FC and Freight Connections assets to the Freight Trustee for liquidation and unwinding of the business, Freight Connection abandoned all of its leased premises and during the year ended December 31, 2023, the Company recognized a loss on deconsolidation of the Freight Connections right of use assets of $7,774,566, which was included in loss from discontinued operations on the Company’s consolidated statements of operations and offset by a gain from the deconsolidation of lease liabilities. Additionally, certain landlords of Freight Connections initiated litigation against the Company for non-payment of lease amounts due which is part of the Freight Bankruptcy.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Additionally, in February 2024, the Company abandoned all remaining leased premises and as of December 31, 2023, the Company wrote off its remaining right of use assets and related security deposits and recorded an impairment loss of $2,127,807, which is included in loss from discontinued operations on the Company’s consolidated statements of operations for the year ended December 31, 2023.

The significant assumption used to determine the present value of the lease liabilities was discount rates ranging from 8% to 9% which was based on the Company’s estimated average incremental borrowing rate.

On March 31, 2024 and December 31, 2023, right-of-use asset (“ROU”) included in assets of discontinued operations is summarized as follows:

	March 31, 2024	December 31, 2023
Office leases and equipment right of use assets	$-	$-
Less: accumulated amortization	-	-
Balance of ROU assets	$-	$-

On March 31, 2024 and December 31, 2023, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	March 31, 2024	December 31, 2023
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2024, a judgment was entered against Severance Trucking on behalf of Emerson in the amount of $96,226, including prejudgment interest, statutory costs and legal fees. Emerson, which was a customer of Severance Trucking, claimed that an employee of Severance Trucking stole $75,209 of Emerson’s products while under Severance Trucking’s control. Such amount is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of March 31, 2024 and December 31, 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

In connection with the extension of the term of the CEO Employment Agreement, the Company acknowledged that as of and through December 31, 2024 the amount of compensation and benefit amounts due to Mr. Giordano total:

(i) Unpaid base salary – February 16 – December 31, 2024	$378,875
(ii) Accrued vacation pay – through December 31, 2024	$104,244
(iii) Health insurance premium – (March – December 2024)	$22,980
Total	$506,099

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

The above amounts do not include the severance payment that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement ($400,000).

On May 21, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023 to Mr. Mercadante and on April 21, 2023 to Mr. Giordano in the principal and interest amounts of $542,575 and $108,708, respectively and due on December 31, 2023. As such, the interest rate on both notes was increased to 17% per annum calculated as of January 1, 2024 (see Note 4).

On July 1, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on October 3, 2023 to John Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note was increased to 17% per annum as of July 1, 2024 (see Note 4).

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

From April 1, 2024 and through January 13, 2025, the Company issued 711,458,441 shares of our common stock in connection with the conversion of 24,163 shares of Series G Preferred and accrued dividends payable of $6,316. The conversion ratio was based on the Series G COD, as amended. As of January 13, 2025, 406,500 shares of the Series G Preferred remain issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, has been unable to timely meet our annual and quarterly periodic reporting obligations under the 34 Act. Beginning in August 2024 and again in October 2024 and November 2024, we obtained financing that enabled us to complete the audit of our consolidated financial statements for the year ended December 31, 2023, file our Annual Report, review our unaudited consolidated financial statements for the first quarter ended March 31, 2024 and file this Quarterly Report, and commence the review of our unaudited consolidated financial statements for the 2024 second and third fiscal quarters to enable us to prepare the respective Quarterly Reports on Form 10-Q (collectively, the “Remaining 2024 Quarterly Reports”). Following the filings of the Annual Report and this Quarterly Report, we will continue to work to complete the necessary financial statements and file the Remaining 2024 Quarterly Reports as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the Remaining 2024 Quarterly Reports. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the unaudited consolidated financial statements contained in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. You should read the discussion and analysis together with such unaudited consolidated financial statements and the related notes thereto.

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

For the three months ended March 31, 2024 compared with the three months ended March 31, 2023

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Revenues	$-	$-
Operating expenses	829,597	1,084,243
Loss from operations	(829,597)	(1,084,243)
Other (expenses) income, net	(48,247)	10,732
Loss from continuing operations	(877,844)	(1,073,511)
Loss from discontinued operations	(1,187,076)	(572,405)
Net loss	(2,064,920)	(1,645,916)
Deemed and accrued dividends	(79,762)	(100,410)
Net loss attributable to common shareholders	$(2,144,682)	$(1,746,326)

Results of Operations

Revenue

For the three months ended March 31, 2024 and 2023, total revenue is reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our unaudited consolidated financial statements.

Operating Expenses

For the three months ended March 31, 2024, total operating expenses amounted to $829,597 as compared to $1,084,243 for the three months ended March 31, 2023, a decrease of $254,646, or 23.5%, as reflected in the accompanying chart and described more fully below.

For the three months ended March 31, 2024 and 2023, operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Compensation and related benefits	$598,332	$502,668
Legal and professional fees	144,433	510,650
General and administrative expenses	86,832	70,925
Total Operating Expenses	$829,597	$1,084,243

Compensation and related benefits

For the three months ended March 31, 2024, compensation and related benefits amounted to $598,332 as compared to $502,668 for the three months ended March 31, 2023, an increase of $95,664, or 19.0%. During the three months ended March 31, 2024, the overall increase in compensation and related benefits as compared to the three months ended March 31, 2023 was primarily attributable to the accrual of a termination fee of $400,000 resulting from the Termination for Good Cause Notice sent by Mr. Giordano that the Company received on May 15, 2024, in connection with his employment agreement with the Company, dated January 4, 2022, offset by a decrease in compensation paid to significant employees, including the departure of our chief financial officer in October 2023, a decrease in administrative staff due to lack of working capital and a decrease in stock-based compensation of $89,305.

Legal and professional fees

For the three months ended March 31, 2024, legal and professional fees were $144,433 as compared to $510,650 for the three months ended March 31, 2023, a decrease of $366,217, or 71.7%, which was primarily attributable to a decrease in accounting and auditing fees of $113,431, a decrease in legal fees of $222,011, and a net decrease in other professional fees of $30,775.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses. For the three months ended March 31, 2024, general and administrative expenses were $86,832 as compared to $70,925 for the three months ended March 31, 2023, an increase of $15,907, or 22.4%. The increase was primarily attributable to a net increase in computer expenses and other general and administrative expenses. We expect future decreases in general and administrative expenses due to cost-cutting measures taken and the cessation of operations.

Loss from operations

For the three months ended March 31, 2024, loss from operations amounted to $829,597 as compared to $1,084,243 for the three months ended March 31, 2023, a decrease of $254,646, or 23.5%, primarily due to changes in operating expenses discussed above.

Other (expenses) income, net

Total other income (expenses) includes interest income, interest expense, derivative expense, and other income. For the three months ended March 31, 2024 and 2023, other (expenses) income consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Interest income	$-	$992
Interest expense	(2,468)	(243)
Interest expense – related parties	(45,779)	-
Gain on sale of subsidiary	-	9,983
Total Other (Expenses) Income, net	$(48,247)	$10,732

For the three months ended March 31, 2024 and 2023, interest income was $0 and $992, respectively, a decrease of $992, or 100.0% due to lower cash balances in 2024 as compared to 2023.

For the three months ended March 31, 2024 and 2023, aggregate interest expense was $48,247 and $243, respectively, an increase of $48,004. The increase in interest expense was primarily attributable to an increase in related party notes payable.

During the three months ended March 31, 2023, we recorded a gain from the sale of assets of our subsidiary, Shyp FX, of $9,983 to reflect miscellaneous post-closing adjustments.

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

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2024 and 2023 related to discontinued operations.

	For the Three Months Ended March 31,
	2024	2023
Revenues	$1,371,993	$5,594,896
Cost of revenues	1,383,829	3,626,353
Gross (loss) profit	(11,836)	1,968,543
Operating expenses	(592,995)	(2,391,243)
Impairment loss	(555,628)	-
Other expenses, net	(26,617)	(149,705)
Loss from discontinued operations	$(1,187,076)	$(572,405)

During the three months ended March 31, 2024, discontinued operations included an impairment loss of $555,628 from the write down of property and equipment.

Net loss

Due to factors discussed above, for the three months ended March 31, 2024 and 2023, net loss amounted to $2,064,920 and $1,645,916, respectively. For the three months ended March 31, 2024, net loss attributable to common stockholders, which included dividends accrued on Series E and Series G preferred stock of $79,762, amounted to $2,144,682, or $(0.00) per basic and diluted common share. For the three months ended March 31, 2023, net loss attributable to common stockholders, which included dividends accrued on Series E and Series G preferred stock of $100,410, amounted to $1,746,326, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2024 and December 31, 2023, we had a cash balance of $185,322 and $218,152, respectively. Our working capital deficit was $9,992,239 and $7,997,436 on March 31, 2024 and December 31, 2023, respectively. We reported a net decrease in cash for the three months ended March 31, 2024 of $32,830 primarily as a result of cash used in operations of $78,634, offset by cash provided by financing activities of $45,804 resulting from cash received from related party notes of $391,838, offset by the repayment of notes payable of $346,034. As of January 10, 2025, the Company had $162,035 in cash, primarily attributable to the issuance of two (2) unsecured promissory notes in each of August 2024 and October 2024 and one (1) unsecured promissory note in November 2024 in the aggregate principal amounts of $150,000, $100,000, and $50,000 respectively, as discussed below.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $2,064,920 and $1,645,916 for the three months ended March 31, 2024 and 2023, respectively. The net cash used in operations was $78,634 and $704,254 for the three months ended March 31, 2024 and 2023, respectively. Additionally, we had an accumulated deficit and working capital deficit of $144,477,980 and $9,992,239, respectively, on March 31, 2024. These factors, in addition to the cessation of all operations, raises substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

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

Concurrently with the issuance of the November 2024 Note, the Company also entered into a letter agreement (the “November 2024 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the November 2024 Notes which include: (i) the completion of the Company’s 2023 audit and reviews for the subsequent 2024 quarters; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2024 amounted to $78,634. During the three months ended March 31, 2024, net cash used in operating activities was primarily attributable to a net loss of $2,064,920, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $39,018, non-cash impairment loss from discontinued operations of $555,628, non-cash gain from the deconsolidation of Cougar Express of $158,347, and bad debt recovery of $3,937 and changes in operating assets and liabilities such as a decrease in accounts receivable of $569,555, a decrease in prepaid expenses and other current assets of $216,929, decrease in security deposit of $6,155, an increase in accounts payable and accrued expenses of $215,708, an increase in accrued expenses – related parties of $45,779, and an increase in accrued compensation and related benefits of $471,811.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2024 amounted to $0.

Net cash used in investing activities for the three months ended March 31, 2023 amounted to $432,325, which consisted of cash used for acquisitions of $687,808 and cash used for the purchase of property and equipment of $206,988, offset by cash received from the collection of a note receivable of $255,000 and cash acquired in acquisitions of $207,471.

Financing activities

For the three months ended March 31, 2024, net cash provided by financing activities totaled $45,804. During the three months ended March 31, 2024, we received cash proceeds of $391,838 from notes payable from related parties, offset by the repayment of notes payable of $346,034.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the 34 Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report for the purpose of ensuring that the information required to be disclosed by us in this Quarterly Report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

●	We lack segregation of duties within accounting functions duties as a result of our limited financial resources to support hiring of personnel; and.

●	We have not implemented adequate system and manual controls.

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

Until such time as we expand our staff to include additional accounting personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Currently, there are pending cross-motions for summary judgment filed by Plaintiff, Defendants/Third-Party Plaintiffs Jose A. Mercedes-Mejia, Prime EFS, Shypdirect, LLC, and TLSS, and Defendant/Third-Party Defendant County Hall Insurance. The insurance broker, Acrisure, has also filed a motion on the malpractice claim against it. On November 8, 2024, the court granted Defendant/Third-Party Plaintiff Ryder Truck Rental, Inc.’s motion for summary judgment. On December 6, 2024, the parties engaged in a mediation session. While a settlement was not reached on the day the mediation session was held, the parties continue to discuss a potential resolution.

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

The case was settled before the September 16, 2024 scheduled trial date and a Stipulation of Dismissal was filed by all parties on September 25, 2024.

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

Perez was employed by CE as a dock worker beginning on March 8, 2022 and last worked September 27, 2022. He alleges that in or around July 2022, he informed CE that he was expecting a child. Perez has not provided any details regarding the individual(s) with CE he allegedly informed. On September 27, 2022, Perez requested that CE complete the employer section of his New York Paid Family Leave (“PFL”) paperwork, which CE did. Thereafter, Perez ceased communicating with CE. Further, CE did not receive any confirmation that Perez had in fact filed for PFL or that his PFL was approved.

Because CE did not hear from Perez or receive any confirmation concerning his application for or approval of PFL, CE concluded that Perez had resigned. Another worker was hired to fill Perez’s former position. Then, on or about December 27, 2022, Perez contacted CE attempting to return to work and was informed that there was no position for him.

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

Other than discussed above, as of the date of this Quarterly Report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, we issued 696,876,687 shares of our common stock in connection with the conversion of 44,837 shares of Series G Preferred and accrued dividends payable of $121,892 for an average conversion price of $0.0008 per share. The conversion ratio was based on the Series G COD. The Company did not receive any proceeds from the conversion of the Series G Preferred. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 26, 2024, the Company received a: (i) Notice of Default and Demand Under Promissory Note (“Severance Trucking Note”) and Security Agreement (together, the “Documents”) entered into between the Severance Sellers, (“Severance Trucking Lenders”) with respect to the loan made by made by TLSS-STI, Severance Trucking, Severance Warehouse and McGrath, (each a “Severance Trucking Debtor”, and collectively, the “Severance Trucking Debtors”) and due to the Severance Trucking Debtors’ failure to make the January 1, 2024 payment in the amount of Fifty-Three Thousand Dollars ($53,000) due under the Severance Trucking Note (“Severance Trucking January Payment”); and (ii) Notice of Default and Demand Under Guaranty with respect to the Severance Trucking Note issued and guaranteed to the Lenders pursuant to the Absolute, Unconditional and Continuing Guaranty, dated February 1, 2023 between TLSS (“Guarantor”) and the Severance Trucking Lenders, due to the Severance Debtors’ failure to make the Severance January Payment. The Severance Trucking Lenders demanded that the Severance Trucking Debtors and the Guarantor make the immediate full payment of (i) the entire principal balance due under the Severance Trucking Note, together with all interest accrued thereon, and (ii) a late charge of five percent (5%) of the Severance Trucking January Payment. The Severance Trucking Lenders also noted that if the full payment due under the Severance Trucking Note were not made to the Severance Trucking Lenders, then the Severance Trucking Lenders could immediately thereafter pursue all of their rights and remedies, including, without limitation, liquidation of all of the collateral of the Severance Trucking Debtors. If the Severance Trucking Lenders took such action, then, the Severance Trucking Debtors would be responsible for all costs and expenses in connection with the collection and enforcement (“Expenses”) of the payment due under the Documents, and that such Expenses shall accrue interest at a rate of 18% per annum.

On May 21, 2024, we received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023 to Mr. Mercadante and on April 21, 2023 to Mr. Giordano in the principal amounts of $542,575 and $108,708, respectively and due on December 31, 2023. As such, the interest rate on both notes was increased to 17% per annum calculated as of January 1, 2024 (see Note 5).

On July 1, 2024, we received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on October 3, 2023 to Mr. Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note was increased to 17% per annum as of July 1, 2024 (see Note 5).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not appliable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).
3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).
3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)
3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).
3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).
3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2024)
3.7	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).
4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).
4.2	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.3	Form of Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Services, Inc. (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).
4.4	Form of Common Stock Purchase Warrant issued in Series E Offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020).
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).
4.7	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).
4.8	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).
4.9	Certificate of Designation, Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).
4.10	Certificate of Designation, of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).
4.11	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).
10.1	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Investors (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: January 14, 2025	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

