Form 10-Q
period 2024-06-30
Transportation & Logistics Systems, Inc.
filed 2025-02-18
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of February 12, 2025, the registrant had outstanding 5,889,437,474 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

JUNE 30, 2024

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

Hereinafter, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, TLSS-STI, TLSS-FC, Cougar Express, JFK Cartage, Severance and Freight Connections, are hereinafter, the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the three and six months ended June 30, 2024 and 2023 are included as part of discontinued operations on the consolidated financial statements.

Forward-Looking Statements

Statements made in this Quarterly Report that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to known and unknown risks, uncertainties, and other factors outside of our control that could cause our actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”), these risks and uncertainties include: our ability to meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”), including obtaining sufficient financing to fund the necessary costs related to the preparation and filing of one or more of our future periodic reports; our ability to restructure our remaining existing debts and obligations and replace our discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise; our ability to attract and retain key personnel and skilled labor to meet the requirements of being a public company; our history of losses, deficiency in working capital and a shareholders’ deficit and inability to achieve sustained profitability; our need to procure substantial additional financing to fund ongoing losses and the growth of our business; our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); our ability to pay expenses and liabilities as they become due; adverse or unanticipated decisions by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$194,113	$218,152
Prepaid expenses and other current assets	3,574	84,421
Assets of discontinued operations	773	1,857,193

Total Current Assets	198,460	2,159,766

TOTAL ASSETS	$198,460	$2,159,766

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties	$1,547,838	$1,160,000
Accounts payable	979,789	852,005
Accrued expenses	984,951	957,201
Accrued expenses - related parties	168,442	68,875
Accrued compensation and related benefits	669,651	75,000
Liabilities of discontinued operations	6,456,756	7,044,121

Total Current Liabilities	10,807,427	10,157,202

Total Liabilities	10,807,427	10,157,202

Commitments and Contingencies (See Note 7)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at June 30, 2024 and December 31, 2023 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at June 30, 2024 and December 31, 2023 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at June 30, 2024 and December 31, 2023 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 413,157 and 475,500 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively ($10.00 per share liquidation value)	413	476
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at June 30, 2024 and December 31, 2023 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,677,979,033 and 4,481,102,346 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,677,979	4,481,102
Additional paid-in capital	128,840,500	129,854,231
Accumulated deficit	(145,127,912)	(142,333,298)

Total Shareholders’ Deficit	(10,608,967)	(7,997,436)

Total Liabilities and Shareholders’ Deficit	$198,460	$2,159,766

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	187,050	532,954	785,382	1,035,622
Legal and professional fees	23,544	377,926	167,977	888,576
General and administrative expenses	27,142	84,889	113,974	155,814

Total Operating Expenses	237,736	995,769	1,067,333	2,080,012

LOSS FROM OPERATIONS	(237,736)	(995,769)	(1,067,333)	(2,080,012)

OTHER INCOME (EXPENSES):
Interest income	-	-	-	992
Interest expense	-	(3,105)	(2,468)	(3,348)
Interest expense - related parties	(53,788)	(15,093)	(99,567)	(15,093)
Gain on sale of subsidiary	-	-	-	9,983

Total Other Income (Expenses)	(53,788)	(18,198)	(102,035)	(7,466)

LOSS BEFORE INCOME TAXES	(291,524)	(1,013,967)	(1,169,368)	(2,087,478)

Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(291,524)	(1,013,967)	(1,169,368)	(2,087,478)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(282,050)	(1,464,824)	(1,469,126)	(2,037,229)

LOSS FROM DISCONTINUED OPERATIONS	(282,050)	(1,464,824)	(1,469,126)	(2,037,229)

NET LOSS	(573,574)	(2,478,791)	(2,638,494)	(4,124,707)

Deemed and accrued dividends	(76,358)	(309,976)	(156,120)	(410,386)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(649,932)	$(2,788,767)	$(2,794,614)	$(4,535,093)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss per share from continuing operations -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,521,935,077	3,716,404,651	5,181,449,581	3,701,199,946

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

									Additional		Total
	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,854,231	$(142,333,298)	$(7,997,436)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(44,837)	(45)	-	-	696,876,687	696,877	(574,940)	-	121,892

Dividends accrued	-	-	-	-	-	-	-	-	-	(79,762)	(79,762)

Net loss	-	-	-	-	-	-	-	-	-	(2,064,920)	(2,064,920)

Balance, March 31, 2024	21,418	21	430,663	431	32,374	32	5,177,979,033	5,177,979	129,307,278	(144,477,980)	(9,992,239)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(17,506)	(18)	-	-	500,000,000	500,000	(494,765)	-	5,217

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,358)	(76,358)

Net loss	-	-	-	-	-	-	-	-	-	(573,574)	(573,574)

Balance, June 30, 2024	21,418	$21	413,157	$413	32,374	$32	5,677,979,033	$5,677,979	$128,840,500	$(145,127,912)	$(10,608,967)

											Total
	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,372,841	$(127,510,099)	$5,500,062

Common stock issued for conversion of Series G preferred shares	-	-	(29,000)	(29)	-	-	43,684,680	43,685	(23,600)	-	20,056

Common stock issued for services and future services	-	-	-	-	-	-	21,634,615	21,634	(21,634)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	117,292	-	117,292

Deemed and accrued dividends	-	-	-	-	-	-	-	-	-	(100,410)	(100,410)

Net loss	-	-	-	-	-	-	-	-	-	(1,645,916)	(1,645,916)

Balance, March 31, 2023	21,418	21	546,000	546	32,374	32	3,702,010,977	3,702,011	129,444,899	(129,256,425)	3,891,084

Common stock issued for services and future services	-	-	-	-	-	-	12,535,439	12,535	(12,535)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	145,172	-	145,172

Common stock issued for warrant exercises	-	-	-	-	-	-	181,634,858	181,635	181,635	-	363,270

Deemed and accrued dividends	-	-	-	-	-	-	-	-	218,084	(309,976)	(91,892)

Net loss	-	-	-	-	-	-	-	-	-	(2,478,791)	(2,478,791)

Balance, June 30, 2023	21,418	$21	546,000	$546	32,374	$32	3,896,181,274	$3,896,181	$129,977,255	$(132,045,192)	$1,828,843

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,638,494)	$(4,124,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	39,018	775,500
Stock-based compensation	55,974	262,464
Impairment loss - discontinued operations	555,628	-
Gain on deconsolidation of subsidiary - discontinued operations	(158,347)	-
Lease costs - discontinued operations	-	106,707
Bad debt expense (recovery) - discontinued operations	(3,937)	(22,776)
Change in operating assets and liabilities:
Accounts receivable	636,293	798,018
Prepaid expenses and other current assets	232,908	(157,391)
Security deposit	6,155	(70,737)
Accounts payable and accrued expenses	510,741	869,779
Accrued expenses - related parties	99,567	-
Insurance payable	-	300,603
Accrued compensation and related benefits	594,651	(68,834)

NET CASH USED IN OPERATING ACTIVITIES	(69,843)	(1,331,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(311,396)
Proceeds from repayment of note receivable	-	255,000
Cash acquired in acquisitions	-	207,471
Cash used for acquisitions	-	(687,808)

NET CASH USED IN INVESTING ACTIVITIES	-	(536,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	-	363,270
Proceeds from notes payable	-	300,609
Proceeds from notes payable - related parties	387,838	600,000
Proceeds from notes payable - related parties - discontinued operation	4,000	-
Repayment of notes payable	(346,034)	(122,681)

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,804	1,141,198

NET DECREASE IN CASH	(24,039)	(726,909)

CASH, beginning of period	218,152	1,470,807

CASH, end of period	$194,113	$743,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,468	$126,811
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series G preferred stock and accrued dividends to common stock	$127,109	$20,056
Accrual of preferrerd stock dividends	$156,120	$410,386
Increase in right of use assets and lease liabilities	$-	$3,958,260

ACQUISITIONS:
Assets acquired:
Accounts receivable	$-	$836,886
Prepaid expenses	-	18,454
Property and equipment	-	1,186,198
Right of use assets	-	457,239
Security deposits	-	7,000
Intangible assets	-	404,374
Total assets acquired	-	2,910,151
Less: liabilities assumed:
Accounts payable	-	211,303
Accrued expenses	-	12,702
Accrued compensation and related benefits	-	152,631
Notes payable	-	1,595,939
Lease liabilities	-	457,239
Total liabilities assumed	-	2,429,814
Net assets acquired (liabilities) assumed	$-	$480,337

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. The subsidiaries of the Company during the periods ended June 30, 2024 and 2023 include: Cougar Express, Inc. (“Cougar Express”) through date of deconsolidation of February 27, 2024; Freight Connections, Inc. (“Freight Connections”) through date of deconsolidation of December 1, 2023; JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); TLSS-FC, Inc. (“TLSS-FC”); and TLSS-STI, Inc. (“TLSS-STI”).

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. For the three and six months ended June 30, 2024 and 2023, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these unaudited consolidated financial statements, TLSS-CE, which owns 100% of the stock of Cougar Express, has not filed for bankruptcy.

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

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates (See Note 3). In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the three and six months ended June 30, 2024 and 2023, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of the issuance of these consolidated financial statements the Severance entities have not filed for bankruptcy.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

On February 16, 2024, Severance Trucking, along with Cougar Express and JFK Cartage, ceased all operations and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024. On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of the issuance of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, has been unable to timely meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”). Beginning in August 2024 and again in October 2024, November 2024 and January 2025, we obtained financing that enabled us to complete the audit of our consolidated financial statements for the year ended December 31, 2023, file our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), review our unaudited consolidated financial statements for the quarter ended March 31, 2024 and the quarter ended June 30, 2024 to enable us to prepare and file the associated Quarterly Reports on Form 10-Q (the “Second Quarter 10-Q”), commence the review of our unaudited consolidated financial statements for the quarter ended September 30, 2024 to enable us to prepare the Quarterly Reports on Form 10-Q (the “Remaining 2024 Quarterly Report”), and commence the audit of our consolidated financial statements for the year ended December 31, 2024 to enable us to prepare the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Following the filing of this Second Quarter 10-Q, we will continue to work to complete the necessary financial statements and file the Remaining 2024 Quarterly Report and 2024 Annual Report as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of the Remaining 2024 Quarterly Report and 2024 Annual Report. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $573,574 and $2,478,791 for the three months ended June 30, 2024 and 2023, respectively, and a net loss of $2,638,494 and $4,124,707 for the six months ended June 30, 2024 and 2023, respectively. The net cash used in operations was $69,843 and $1,331,374 for the six months ended June 30, 2024 and 2023, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $145,127,912 and $10,608,967, respectively, on June 30, 2024. Furthermore, as of February 2024, the Company has ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. While the Company is working towards getting current in its requisite past due periodic reports with the U.S. Securities and Exchange Commission (the “SEC”), it is also evaluating a possible restructuring of its existing debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On June 30, 2024 and December 31, 2023, the Company had no cash in the bank in excess of FDIC insured levels.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2024. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

The Company measures certain financial instruments at fair value on a recurring basis. As of June 30, 2024 and December 31, 2023, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On June 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable were presented net of an allowance for credit losses. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances along with general allowances for current accounts receivable that are projected to become uncollectable. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

Other intangibles, net consisted of covenants not to compete and customer relationships. All intangible assets determined to have finite lives were amortized over their estimated useful lives. The useful life of an intangible asset was the period over which the asset is expected to contribute directly or indirectly to future cash flows. In connection with the discontinuation of the Company’s logistic and transportation business, all intangible assets and goodwill were either impaired or deconsolidated and any such impairment is included in discontinued operations in fiscal year 2023.

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of June 30, 2024 and December 31, 2023. Currently, all leased premises have been abandoned (see Note 9).

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three and six months ended June 30, 2024 and 2023, the Company believes that it operated in one operating segment related to its full suite of logistics and transportation services.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

The Company recognized revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees, as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognized revenue on a gross basis. Our payment terms were generally net 30 days from acceptance of delivery. The Company did not incur incremental costs obtaining service orders from its customers, however, if the Company did, because all the Company’s customer contracts were less than a year in duration, any contract costs incurred were expensed rather than capitalized. The revenue that the Company recognized arose from deliveries of freight on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders corresponded to each delivery of freight that the Company made under the service agreements. Control of the freight transfers to the recipient upon delivery. Once this occurred, the Company satisfied its performance obligation and the Company recognized revenue.

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

Revenue generated from warehousing services was generally recognized as the service is performed, based upon a monthly or weekly rate.

Inherent within the Company’s revenue recognition practices were estimates for revenue associated with shipments in transit. For shipments in transit, the Company recorded revenue based on the percentage of service completed as of the period end and recognizes delivery costs as incurred. The percentage of service completed for each shipment was based on how far along in the shipment cycle each shipment was in relation to standard transit days. The estimated portion of revenue for all shipments in transit was accumulated at period end and recognized as revenue within discontinued operations. The significance of in-transit shipments to the consolidated financial statements was limited due to the short duration, generally less than five days, of the average shipment cycle.

For the three and six months ended June 30, 2024 and 2023, all revenues and cost of revenues are included in discontinued operations.

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

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the three and six months ended June 30, 2024 and 2023 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	June 30, 2024	June 30, 2023
Stock warrants	948,338,679	1,076,373,251
Stock options	-	80,000
Series E convertible preferred stock	95,238,667	95,238,667
Series G convertible preferred stock	2,065,785,000	2,730,000,000
Series H convertible preferred stock	323,740,000	323,740,000
	3,433,102,346	4,225,431,918

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

In February 2024, due to the lack of working capital to conduct its business, the Severance entities ceased operations and no longer conducts any business and all fixed assets of the Severance entities were voluntarily surrendered to the prior owners. For the three and six months ended June 30, 2024 and 2023, all activities and balances of the Severance entities are included as part of discontinued operations on the consolidated financial statements (See Note 9). As of the date of this filing, neither Severance Trucking, Severance Warehouse nor McGrath have filed bankruptcy.

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

NOTE 4– NOTES PAYABLE – RELATED PARTIES

On April 14, 2023, the Company’s Board of Directors (“Board”) approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is the Company’s Secretary and a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. On May 21, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023 to Mr. Mercadante and on April 21, 2023 to Mr. Giordano with respect to $542,575 and $108,708, respectively, in aggregate principal and interest due on December 31, 2023. As such, the interest rate on both notes was increased to 17% per annum calculated as of January 1, 2024.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

On October 3, 2023 and November 28, 2023, the Company issued unsecured promissory notes to Mr. Mercadante and from an individual, who is affiliated to Mr. Mercadante in the principal amount of $500,000 and $60,000, respectively. Each unsecured promissory note matured nine months and one year from the date of issuance and accrues interest at a rate per annum of 12%, respectively. On July 1, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the October 3, 2023 unsecured promissory note to Mr. Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note was increased to 17% per annum as of July 1, 2024. Additionally, on December 9, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the November 28, 2024 unsecured promissory note to an individual, who is affiliated to Mr. Mercadante in the principal amount of $60,000 and was due on November 28, 2024. As such, the interest rate on such note was increased to 17% per annum as of November 29, 2024.

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to John Mercadante (“Mr. Mercadante”), a Director of the Company, in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note will mature one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 6, 2024 to John Mercadante in the principal amount of $64,534 and was due on February 6, 2025. As such, the interest rate on such note was increased to 17% per annum as of February 7, 2025.

On February 21, 2024 and February 23, 2024, the Company issued unsecured promissory notes to Norman Newton (“Mr. Newton”) and Charles Benton (“Mr. Benton”), both members of the Company’s Board of Directors, in the principal amounts of $1,000 and $3,109, respectively. Each unsecured promissory note matured on September 30, 2024, and accrued interest at the rate per annum of 12%. On October 1, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 21, 2024 and February 23, 2024 to Mr. Norman Newton and Mr. Charles Benton in the principal amounts of $1,000 and $3,109, respectively and that were both due on September 30, 2024. As such, the interest rate on such notes was increased to 17% per annum as of October 1, 2024.

As of June 30, 2024 and December 31, 2023, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,160,000, respectively, were outstanding. As of June 30, 2024 and December 31, 2023, the aggregate accrued interest payable to related parties amounted to $168,442 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheet. For the three and six months ended June 30, 2024 and 2023, interest expense – related parties amounted to $53,788 and $99,567 and $15,093 and $15,093, respectively.

See Note 10 for subsequent defaults.

NOTE 5– SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock

The Company has 10,000,000 authorized shares of preferred stock, $0.001 par value per share. The Company’s Amended and Restated Articles of Incorporation explicitly authorize the Board to issue any or all of such shares of preferred stock in one (1) or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the shareholders.

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

As of June 30, 2024 and December 31, 2023, no shares of Series B preferred stock were issued or outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

As of June 30, 2024 and December 31, 2023, no shares of Series D Preferred were issued or outstanding.

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

On December 28, 2020, the Board filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Amended Series E COD”) with the Secretary of State of the State of Nevada. The Series E Preferred has a stated value of $13.34 per share (the “Series E Stated Value”). Pursuant with the Amended Series E COD:

●	Each holder of Series E Preferred has the right to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series E Preferred held by such holder are convertible as of the applicable record date.

●	Unless prohibited by Nevada law governing distributions to shareholders, for a period of one-year beginning with the Original Issuance Date, as defined, the Corporation shall have the right but not the obligation to redeem all outstanding Series E Preferred (and not any part of the Series E Preferred) at a price equal to 115% of (i) the Series E Stated Value per share plus (ii) all unpaid dividends thereon. If the Company fails to redeem all outstanding Series E on the redemption date, it shall be deemed to have waived its redemption right.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series E Stated Value plus all unpaid accrued and accumulated dividends thereon. As of June 30, 2024 and December 31, 2023, the Company has accrued dividends of $186,783 and $178,235, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no conversions of shares of Series E Preferred.

As of June 30, 2024 and December 31, 2023, 21,418 shares of Series E Preferred were issued and outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

Pursuant to the Series G COD,

●	Each holder of Series G Preferred has the right to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series G Preferred held by such holder are convertible as of the applicable record date.

●	Unless prohibited by Nevada law governing distributions to shareholders, for a period of one-year beginning with the original issuance date, as defined, the Company shall have the right but not the obligation to redeem all outstanding Series G Preferred (and not any part of the Series G Preferred) at a price equal to 115% of (i) the Series G Stated Value per share plus (ii) all unpaid dividends thereon. If the Company fails to redeem all outstanding Series G Preferred on the redemption date, it shall be deemed to have waived its redemption right.

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

From and after the original issuance date, cumulative dividends on each share of Series G Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series G Stated Value plus all unpaid accrued and accumulated dividends thereon. As of June 30, 2024 and December 31, 2023, the Company has accrued dividends of $641,438 and $620,975, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

During the three months ended June 30, 2024, the Company issued 500,000,000 shares of its common stock in connection with the conversion of 17,506 shares of Series G Preferred and accrued dividends payable of $5,217. The conversion ratio was based on the Series G COD.

As of June 30, 2024 and December 31, 2023, 413,157 and 475,500 shares of Series G Preferred were issued and outstanding, respectively.

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

As of both June 30, 2024 and December 31, 2023, 32,374 shares of Series H Preferred were issued and outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

In connection with obtaining expeditious shareholder approval of the amendment to its Articles of Incorporation for the Authorized Share Increase Proposal, the Company issued a new series of Series I Preferred having the right to vote and/or consent solely on the Authorized Share Increase Proposal. Solely with respect to the Authorized Share Increase Proposal, the Series I Preferred had voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s shareholders (with the power to take action by written consent in lieu of a shareholders meeting). The Series I Preferred Stock had no right to vote and/or consent on any matter other than an Authorized Share Increase Proposal. The Series I Preferred was not entitled to participate in any distribution of assets or rights upon any liquidation, dissolution or winding up of the Company, was not convertible into Common Stock or any other security of the Company, and was not be entitled to any dividends or distributions.

In July 2023, John Mercadante, a member of the Board, was issued one share of Series I Preferred, which was determined to have no value.

Upon approval of the Authorized Share Increase Proposal on July 27, 2023, the Series I Preferred issued and outstanding was automatically surrendered to the Company and cancelled for no consideration upon the effectiveness of the amendment to the Company’s Articles of Incorporation that was authorized by shareholder approval of such Authorized Share Increase Proposal. Upon such surrender and cancellation, all rights of the Series I Preferred Stock ceased and terminated, and the Series I Preferred Stock was retired and returned to the status of authorized and unissued preferred stock.

Common stock

On July 27, 2023, the shareholders holding at least 51% of the voting power of the stock of the Company entitled to vote thereon (the “Consenting Shareholders”) consented in writing to amend the Company’s Amended and Restated Articles of Incorporation, by adoption of the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (“2023 Amendment”). This consent was sufficient to approve the 2023 Amendment under Nevada law, which authorized an increase of the number of shares of common stock that the Company may issue to 50,000,000,000 shares, par value $0.001.

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

During the three months ended June 30, 2024, the Company issued 500,000,000 shares of its common stock in connection with the conversion of 17,506 shares of Series G Preferred and accrued dividends payable of $5,217. The conversion ratio was based on the Series G COD.

Shares issued upon exercise of warrants

During the three and six months ended June 30, 2023, the Company issued 181,634,858 and 0 shares of its common stock and received proceeds of $363,270 and $0 from the exercise of 181,634,858 and 0 warrants, respectively, at $0.002 per share.

During the three and six months ended June 30, 2024, the Company did not issue any shares of its common stock from the exercise of warrants.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

On April 1, 2023, the Company agreed to grant restricted stock awards to three independent members of the Company’s board of directors for an aggregate of 5,454,546 common shares of the Company which were valued at $28,909, or $0.0053 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vest in equal quarterly installments with the first installment of 1,363,636.50 shares vesting on March 31, 2023, and 1,363,636.50 common shares vesting each quarter through December 31, 2023. In connection with these shares, the Company valued these common shares at a fair value of $28,909 and will record stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

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

During the six months ended June 30, 2024 and 2023, aggregate accretion of stock-based compensation expense on the above granted shares, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $55,974 and $262,464, respectively. Total unrecognized compensation expense related to these vested and unvested shares of common stock on June 30, 2024 amounted to $55,975, which will be amortized over the remaining vesting period of approximately one month.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	61,063,216	$0.011
Shares vested	(30,531,608)	(0.008)
Non-vested, June 30, 2024 (1)	30,531,608	$0.011

(1)	On August 15, 2024, the remaining 30,531,608 shares vested.

Warrants

Warrant activities for the six months ended June 30, 2024 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	948,452,679	$0.008	2.81	$0
Expired	(114,000)	(1.00)	-	-
Balance Outstanding June 30, 2024	948,338,679	$0.008	2.31	$0
Exercisable, June 30, 2024	948,338,679	$0.008	2.31	$0

Stock options

Stock option activities for the six months ended June 30, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	80,000	$8.85	0.33	$-
Granted/Cancelled	(80,000)	-	-	-
Balance Outstanding June 30, 2024	-	$-	-	$-
Exercisable, June 30, 2024	-	$-	-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

NOTE 6 – ASSIGNMENT FOR THE BENEFIT OF CREDITORS

In connection with the finalization of the deeds of assignment for the benefit of creditors, the Assignee demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 as of December 31, 2022, the Company accrued the potential settlement amount of $200,000 which was included in accrued expenses on the accompanying consolidated balance sheets. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 27, 2023, the Court approved this settlement. As of June 30, 2024, the Company has not paid the $50,000 and as of June 30, 2024 and December 31, 2023, the Company has included the $50,000 in accrued expenses on the accompanying consolidated balance sheets, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of June 30, 2024.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. All asserted claims in this matter will be dismissed with prejudice upon the appropriate court filing and approval by the court.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. All asserted claims in this matter will be dismissed with prejudice upon the appropriate court filing and approval by the court.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

Currently, there are pending cross-motions for summary judgment filed by Plaintiff, Defendants/Third-Party Plaintiffs Jose A. Mercedes-Mejia, Prime EFS, Shypdirect, LLC, and TLSS, and Defendant/Third-Party Defendant County Hall Insurance. The insurance broker, Acrisure, has also filed a motion on the malpractice claim against it. On November 8, 2024, the court granted Defendant/Third-Party Plaintiff Ryder Truck Rental, Inc.’s motion for summary judgment. On December 6, 2024, the parties engaged in a mediation session. While a settlement was not reached on the day the meditation session was held, the parties continued to discuss a potential resolution. On January 31, 2025, Plaintiff and TLSS, Shypdirect, and Prime EFS executed a binding term sheet which settled the matter with no liability on the part of TLSS, Shypdirect or Prime EFS and requires that a Stipulation of Dismissal will be filed with the court which dismisses all claims with prejudice.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

On December 16, 2022, all defendants filed an answer and affirmative defenses, denying all claims for statutory violations. The conduct alleged in the complaint occurred prior to the Company’s July 31, 2022, acquisition of JFK Cartage, Inc. The Company believes that, in relation to this action, it has a right to full indemnification from the selling shareholder (including for attorneys’ fees) as well as set-off rights against notes payable to the selling shareholder.

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

The conduct alleged in the Pryor complaint occurred prior to the Company’s September 16, 2022, acquisition of FCI. The selling shareholder of FCI has advised the Company that the truck in question was not owned by FCI at the time of the accident and hence that FCI is not a proper party defendant in this action.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

Joseph Corbisiero v. Freight Connections, Inc., TLSS and TLSS-FC

On October 19, 2023, Joseph Corbisiero (“Corbisiero”) filed an action in the Superior Court of the State of New Jersey, Bergen County, against the Company’s subsidiary, Freight Connections, Inc. (“FC”) (which was deconsolidated from TLSS operations as of December 1, 2023), the Company, and the Company’s TLSS-FC, Inc. subsidiary. The case has been assigned # BER-L-005669-23. Corbisiero, who was then the sole shareholder of FC, sold all outstanding shares of FC capital stock to TLSS-FC effective September 16, 2022 (the “FC Closing Date”) and has acted as the CEO of FC since then.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of June 30, 2024 and December 31, 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Employment agreements

On January 4, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement for the Chief Executive Officer (the “CEO Employment Agreement”) with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity (with prior grants made to Ascentaur), at the discretion of the Board, up to 5% of the outstanding common stock of the Company, vesting over the term of the CEO Employment Agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. Pursuant to the CEO Employment Agreement, on March 11, 2022, the Board granted the chief executive officer 122,126,433 shares of its common stock (see Note 5). On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, Mr. Giordano has agreed to temporarily defer pay, and has continued to do so, for at least some period of time; however, such compensation and other benefits due Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received a Termination for Good Reason (“Termination Notice”) related to the CEO Employment Agreement, for the nonpayment of compensation and other benefits due under the CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to a extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024, and on November 14, 2024, the termination date was further extended to February 15, 2025. Subsequently, on February 10, 2025, the termination date was further extended to May 31, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice (see Note 10).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

Freight Connections incurred outside trucking costs with companies owned by the chief executive officer of Freight Connections. During the three and six months ended June 30, 2024 and 2023, Freight Connections recorded aggregate outside trucking expense of $0 and $0 and $470,669 and $1,241,376, respectively, which is included in loss from discontinued operations on the accompanying consolidated statement of operations. As of June 30, 2024 and December 31, 2023, the aggregate amount due to these companies amounted to $0.

Notes payable – related parties

On April 14, 2023, the Board approved the Credit Facility under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from Mr. Mercadante on April 17, 2023; and (b) $100,000 from Mr. Giordano on April 21, 2023. On May 21, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023 to Mr. Mercadante and on April 21, 2023 to Mr. Giordano with respect to $542,575 and $108,708, respectively, in aggregate principal and interest due on December 31, 2023. As such, the interest rate on both notes was increased to 17% per annum calculated as of January 1, 2024.

On October 3, 2023 and November 28, 2023, the Company issued unsecured promissory notes to Mr. Mercadante and from an individual, who is affiliated to Mr. Mercadante in the principal amounts of $500,000 and $60,000, respectively. Each unsecured promissory note matured nine months and one year from the date of issuance and accrues interest at a rate per annum of 12%, respectively. On July 1, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the October 3, 2023 unsecured promissory note to Mr. Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note was increased to 17% per annum as of July 1, 2024. Additionally, on December 9, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the November 28, 2024 unsecured promissory note to an individual, who is affiliated to Mr. Mercadante in the principal amount of $60,000 and was due on November 28, 2024. As such, the interest rate on such note was increased to 17% per annum as of November 29, 2024.

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to Mr. Mercadante in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 6, 2024 to John Mercadante in the principal amount of $64,534 and was due on February 6, 2025. As such, the interest rate on such note was increased to 17% per annum as of February 7, 2025.

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

As of June 30, 2024 and December 31, 2023, aggregate notes payable to related parties amounted to $1,547,838 and $1,160,000, respectively. As of June 30, 2024 and December 31, 2023, the aggregate accrued interest payable amounted to $168,442 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheet.

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

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	June 30,	December 31,
	2024	2023
Assets of discontinued operations:
Accounts receivable, net	$773	$807,838
Prepaid expenses and other current assets	-	158,216
Property and equipment, net	-	891,139
Assets of discontinued operations, current portion	773	1,857,193

Total assets of discontinued operations	$773	$1,857,193

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$3,010,866
Accounts payable	1,252,567	1,119,433
Accrued expenses	214,715	391,780
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	6,456,756	7,044,121

Total liabilities of discontinued operations	$6,456,756	$7,044,121

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

The following table summarizes the results of operations of the discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$-	$5,061,871	$1,371,993	$10,656,767
Cost of revenues, excluding depreciation and amortization	28,124	3,759,274	1,411,953	7,385,627
Gross profit (loss)	(28,124)	1,302,597	(39,960)	3,271,140
Operating expenses	(123,473)	(2,562,292)	(716,468)	(4,953,535)
Impairment loss	-	-	(555,628)	-
Other (expenses) income, net	(130,453)	(205,129)	(157,070)	(354,834)
Loss from discontinued operations	$(282,050)	$(1,464,824)	$(1,469,126)	$(2,037,229)

Accounts receivable

On June 30, 2024 and December 31, 2023, accounts receivable, net included in assets from discontinued operations consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable	$92,525	$1,065,024
Allowance for credit losses	(91,752)	(257,186)
Accounts receivable, net	$773	$807,838

Property and equipment, net

As of June 30, 2024 and December 31, 2023, property and equipment included in assets from discontinued operations consisted of the following:

	Useful Life	June 30, 2024	December 31, 2023
Revenue equipment	3 - 20 years	$-	$1,841,546
Machinery and equipment	1 - 10 years	-	204,665
Office equipment and furniture	1 - 3 years	-	22,260
Leasehold improvements	1 - 3 years	-	63,710
Subtotal		-	2,132,181
Less: accumulated depreciation		-	(1,241,042)
Property and equipment, net		$-	$891,139

For the three and six months ended June 30, 2023, depreciation expense amounted to $129,725 and $242,510, respectively, and are included in loss from discontinued operations.

For the three and six months ended June 30, 2024, depreciation expense amounted to $0 and $39,018, respectively, and are included in loss from discontinued operations.

Due to the Cougar Express Bankruptcy and the assignment of all of the Cougar Express assets to the Cougar Express Trustee for liquidation and unwinding of the business, during the six months ended June 30, 2024, the Company recognized a loss on deconsolidation of the Cougar Express property and equipment, net of $296,493, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

During the six months ended June 30, 2024 and 2023, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $555,628 and $0, respectively, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

Intangible Assets and Goodwill

For the six months ended June 30, 2024 and 2023, amortization of intangible assets amounted to $0 and $532,990, respectively, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, intangible assets subject to amortization and goodwill amounted to $0.

Notes Payable

On June 30, 2024 and December 31, 2023, notes payable included in liabilities of discontinued operations consisted of the following:

	June 30, 2024	December 31, 2023
Principal amounts	$2,467,432	$3,010,866
Less: current portion of notes payable	(2,467,432)	(3,010,866)
Notes payable – long-term	$-	$-

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
(v)	$199,499.68 was payable on July 31, 2025, plus interest at 5% per annum for the 12 months from August 2024 through July 2025 in the total amount of $9,975.

On June 30, 2024 and December 31, 2023, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The Secured Severance Note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On June 30, 2024 and December 31, 2023, the principal amount related to this note was $1,395,768 and $1,391,279, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

Equipment and auto notes payable

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On June 30, 2024 and December 31, 2023, equipment notes payable to these entities amounted to $0 and $712, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. On June 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $0 (due to deconsolidation) and $34,847, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On June 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $41,624 and $42,783, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of June 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On January 17, 2023, Cougar Express entered into a promissory note for the purchase of two trucks in the amount of $196,700. The note is due in sixty monthly installments of $4,059 which began in August 2022. The note was secured by the trucks. On June 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $0 (due to deconsolidation) and $166,748, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On June 30, 2024 and December 31, 2023, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of June 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On June 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $40,537 and $42,433, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of June 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On June 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $45,079 and $46,038, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of June 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On June 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $253,277 and $259,335, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of June 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On June 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $76,149 and $79,084, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of June 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

In December 2023, Cougar Express entered into two Merchant Loan (the “Merchant Loans”) with lenders in the aggregate principal amount of $335,000 and received net proceeds of $307,050, net of fees of $27,950, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The Merchant Loans requires a weekly and daily payment of principal and interest of $11,250 and $2,774, respectively, through May 2024. On June 30, 2024 and December 31, 2023, the aggregate principal amount due on the Merchant Loans is $0 (due to deconsolidation) and $332,609, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

On June 30, 2024 and December 31, 2023, right-of-use asset (“ROU”) included in assets of discontinued operations is summarized as follows:

	June 30, 2024	December 31, 2023
Office leases and equipment right of use assets	$-	$-
Less: accumulated amortization	-	-
Balance of ROU assets	$-	$-

On June 30, 2024 and December 31, 2023, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	June 30, 2024	December 31, 2023
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

Due to the Company’s financial condition, beginning on February 16, 2024, Mr. Giordano agreed to temporarily defer cash compensation and receipt of benefits until a date that was to be mutually agreed upon; however, such compensation and other benefits due to Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received the Termination Notice, for the nonpayment of compensation and other benefits due under such CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to a extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024. On November 14, 2024, the parties further extended the termination date to February 15, 2025. On February 10, 2025, the parties further extended the termination date to May 31, 2025.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

In connection with the extension of the term of the CEO Employment Agreement, the Company acknowledged that as of and through January 31, 2025, the amount of compensation and benefit amounts due to Mr. Giordano total:

(i) Unpaid base salary – February 16, 2024 – January 31, 2025	$383,333.64
(ii) Accrued vacation pay – through January 31, 2025	$106,809.35
(iii) Health insurance premium – February 16, 2024 – January 31, 2025	$25,278.00
Total	$515,420.99

The above amounts do not include the severance payment that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement ($400,000) and which is recorded in accrued compensation and as a liability at June 30, 2024.

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

On August 12, 2024, the Company issued two (2) promissory notes (the “August 2024 Notes”) in the aggregate principal amount of $150,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance, to Mercer Street Global Opportunity Fund and Cavalry Fund I LP (each a “2024 Lender” and together the “2024 Lenders”). On February 10, 2025, the August 2024 Notes were amended whereby the due date for the outstanding principal and interest of the August 2024 Notes to be due and paid in full was changed from February 12, 2025 to August 12, 2025.

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

On October 1, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 21, 2024 and February 23, 2024 to Mr. Norman Newton and Mr. Charles Benton in the principal amounts of $1,000 and $3,109, respectively and that were both due on September 30, 2024. As such, the interest rate on such notes was increased to 17% per annum as of October 1, 2024 (see Note 4).

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

From July 1, 2024 and through January 31, 2025, the Company issued 211,458,441 shares of our common stock in connection with the conversion of 6,657 shares of Series G Preferred and accrued dividends payable of $5,217. The conversion ratio was based on the Series G COD, as amended. As of January 31, 2025, 406,500 shares of the Series G Preferred remain issued and outstanding.

On January 21, 2025, the Company issued an unsecured non-convertible promissory note (the “January 2025 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance, to one of the 2024 Lenders. If the Company defaults on the January 2025 Note, the 2024 Lender has the right to demand repayment of the January 2025 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the January 2025 Note outstanding, including any accrued but unpaid interest.

Concurrently with the issuance of the January 2025 Note, the Company also entered into a letter agreement of even date (the “January 2025 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the January 2025 Notes which include: (i) the completion of the Company’s 2024 second and third quarter reviews; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

The January 2025 Note and the Letter Agreement are on the same form as those entered in on August 12, 2024, October 9, 2024 and November 22, 2024.

On February 7, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 6, 2024 to John Mercadante in the principal amount of $64,534.96 and was due on February 6, 2025. As such, the interest rate on such note was increased to 17% per annum as of February 7, 2025 (see Note 4).

On February 10, 2025, the August 2024 Notes were amended whereby the due date for the outstanding principal and interest of the August 2024 Notes to be due and paid in full was changed from February 12, 2025 to August 12, 2025.

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

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, has been unable to timely meet our annual and quarterly periodic reporting obligations under the 34 Act. Beginning in August 2024 and again in October 2024, November 2024 and January 2025, we obtained financing that enabled us to complete the audit of our consolidated financial statements for the year ended December 31, 2023, file our 2023 Annual Report, review our unaudited consolidated financial statements for the quarter ended March 31, 2024 and the quarter ended June 30, 2024, to enable us to prepare and file the associated Quarterly Reports on Form 10-Q, commence the review of our unaudited consolidated financial statements for the quarter ended September 30, 2024 to enable us to prepare the Quarterly Report on Form 10-Q for such quarter (the “Remaining 2024 Quarterly Report”), and commence the audit of our consolidated financial statements for the year ended December 31, 2024 to enable us to prepare the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Following the filing of this Quarterly Report, we will continue to work to complete the necessary financial statements and file the Remaining 2024 Quarterly Report and 2024 Annual Report as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of the Remaining 2024 Quarterly Report and 2024 Annual Report. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

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

Three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-
Operating expenses	237,736	995,769	1,067,333	2,080,012
Loss from operations	(237,736)	(995,769)	(1,067,333)	(2,080,012)
Other expenses, net	(53,788)	(18,198)	(102,035)	(7,466)
Loss from continuing operations	(291,524)	(1,013,967)	(1,169,368)	(2,087,478)
Loss from discontinued operations	(282,050)	(1,464,824)	(1,469,126)	(2,037,229)
Net loss	(573,574)	(2,478,791)	(2,638,494)	(4,124,707)
Deemed and accrued dividends	(76,358)	(309,976)	(156,120)	(410,386)
Net loss attributable to common shareholders	$(649,932)	$(2,788,767)	$(2,794,614)	$(4,535,093)

Results of Operations

Revenue

For the three and six months ended June 30, 2024 and 2023, total revenue is reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our unaudited consolidated financial statements.

Operating Expenses

For the three months ended June 30, 2024, total operating expenses amounted to $237,736 as compared to $995,769 for the three months ended June 30, 2023, a decrease of $758,033, or 76.1%, as reflected in the accompanying chart and described more fully below. For the six months ended June 30, 2024, total operating expenses amounted to $1,067,333 as compared to $2,080,012 for the six months ended June 30, 2023, a decrease of $1,012,679, or 48.7%, as reflected in the accompanying chart and described more fully below.

For the three and six months ended June 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Compensation and related benefits	$187,050	$532,954	$785,382	$1,035,622
Legal and professional Fees	23,544	377,926	167,977	888,576
General and administrative expenses	27,142	84,889	113,974	155,814
Total Operating Expenses	$237,736	$995,769	$1,067,333	$2,080,012

Compensation and related benefits

For the three months ended June 30, 2024, compensation and related benefits amounted to $187,050 as compared to $532,954 for the three months ended June 30, 2023, a decrease of $345,904, or 64.9%. During the three months ended June 30, 2024, the overall decrease in compensation and related benefits as compared to the three months ended June 30, 2023 was primarily attributable to a decrease in compensation paid to significant employees, including the departure of our chief financial officer in October 2023, a decrease in administrative staff due to lack of working capital and a decrease in stock-based compensation of $117,185.

For the six months ended June 30, 2024, compensation and related benefits amounted to $785,382 as compared to $1,035,622 for the six months ended June 30, 2023, a decrease of $250,240, or 24.2%. During the six months ended June 30, 2024, the overall decrease in compensation and related benefits as compared to the six months ended June 30, 2023 was primarily attributable to a decrease in compensation paid to significant employees, including the departure of our chief financial officer in October 2023, a decrease in administrative staff due to lack of working capital and a decrease in stock-based compensation of $206,490, offset by the accrual of a termination fee of $400,000 resulting from the Termination for Good Cause Notice sent by Mr. Giordano that the Company received on May 15, 2024, in connection with his employment agreement with the Company, dated January 4, 2022.

Legal and professional fees

For the three months ended June 30, 2024, legal and professional fees were $23,544 as compared to $377,926 for the three months ended June 30, 2023, a decrease of $354,382, or 93.8%, which was primarily attributable to a decrease in accounting and auditing fees of $241,369, a decrease in legal fees of $101,205, and a net decrease in other professional fees of $11,808.

For the six months ended June 30, 2024, legal and professional fees were $167,977 as compared to $888,576 for the six months ended June 30, 2023, a decrease of $720,599, or 81.1%, which was primarily attributable to a decrease in accounting and auditing fees of $463,380, a decrease in legal fees of $214,635, and a net decrease in other professional fees of $42,584.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses. For the three months ended June 30, 2024, general and administrative expenses were $27,142 as compared to $84,889 for the three months ended June 30, 2023, a decrease of $57,747, or 68.0%. The decrease was primarily attributable to the cessation of operations and cost-cutting measures taken. For the six months ended June 30, 2024, general and administrative expenses were $113,974 as compared to $155,814 for the six months ended June 30, 2023, a decrease of $41,840, or 26.8%. The decrease was primarily attributable to the cessation of operations and cost-cutting measures taken.

Loss from operations

For the three months ended June 30, 2024, loss from operations amounted to $237,736 as compared to $995,769 for the three months ended June 30, 2023, a decrease of $758,033, or 76.1%, primarily due to changes in operating expenses discussed above. For the six months ended June 30, 2024, loss from operations amounted to $1,067,333 as compared to $2,080,012 for the six months ended June 30, 2023, a decrease of $1,012,679, or 48.7%, primarily due to changes in operating expenses discussed above.

Other (expenses) income, net

Total other income (expenses) includes interest income, interest expense, derivative expense, and other income.

For the three months ended June 30, 2024, other expenses amounted to $53,788 and $18,198, respectively, an increase of $35,590, or 195.6%, attributable to an increase in interest expense related to an increase in notes payable – related parties.

For the six months ended June 30, 2024, other expenses, net amounted to $102,035 and $7,466, respectively, an increase of $94,569, or 1,267%, primarily attributable to an increase in interest expense related to an increase in notes payable – related parties. Additionally, during the six months ended June 30, 2023, we recorded a gain from the sale of assets of our subsidiary, Shyp FX, of $9,983 as of compared to $0 for the six months ended June 30, 2024.

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

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2024 and 2023 related to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$-	$5,061,871	$1,371,993	$10,656,767
Cost of revenues, excluding depreciation and amortization	28,124	3,759,274	1,411,953	7,385,627
Gross profit (loss)	(28,124)	1,302,597	(39,960)	3,271,140
Operating expenses	(123,473)	(2,562,292)	(716,468)	(4,953,535)
Impairment loss	-	-	(555,628)	-
Other (expenses) income, net	(130,453)	(205,129)	(157,070)	(354,834)
Loss from discontinued operations	$(282,050)	$(1,464,824)	$(1,469,126)	$(2,037,229)

During the six months ended June 30, 2024, discontinued operations included an impairment loss of $555,628 from the write down of property and equipment.

Net loss

Due to factors discussed above, for the three months ended June 30, 2024 and 2023, net loss amounted to $573,574 and $2,478,791, respectively, and for the six months ended June 30, 2024 and 2023, net loss amounted to $2,638,494 and $4,124,707, respectively.

For the three months ended June 30, 2024, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $76,358, amounted to $649,932, or $(0.00) per basic and diluted common share. For the three months ended June 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $309,976, amounted to $2,788,767, or $(0.00) per basic and diluted common share.

For the six months ended June 30, 2024, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $156,120, amounted to $2,794,614, or $(0.00) per basic and diluted common share. For the six months ended June 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $410,386, amounted to $4,535,093, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2024 and December 31, 2023, we had a cash balance of $194,113 and $218,152, respectively. Our working capital deficit was $10,608,967 and $7,997,436 on June 30, 2024 and December 31, 2023, respectively. We reported a net decrease in cash for the six months ended June 30, 2024 of $24,039 primarily as a result of cash used in operations of $69,843, offset by cash provided by financing activities of $45,804 resulting from cash received from related party notes of $391,838, offset by the repayment of notes payable of $346,034. As of February 14, 2025, the Company had $184,123 in cash, consisting of: (i) $39,615 remaining from the issuance of unsecured promissory notes in each of August 2024, October 2024, November 2024 and January 2025 in the aggregate principal amounts of $150,000, $100,000, $50,000, and $50,000, respectively and (ii) $144,508 related to Severance Trucking.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $2,638,494 and $4,124,707 for the six months ended June 30, 2024 and 2023, respectively. The net cash used in operations was $69,843 and $1,331,374 for the six months ended June 30, 2024 and 2023, respectively. Additionally, we had an accumulated deficit and working capital deficit of $145,127,912 and $10,608,967, respectively, on June 30, 2024. These factors, in addition to the cessation of all operations, raises substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

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

If the Company defaults on the August 2024 Notes, the 2024 Lenders have the right to demand repayment of the August 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the August Notes outstanding, including any accrued but unpaid interest. On February 10, 2025, the August 2024 Notes were amended whereby the due date for the outstanding principal and interest of the August 2024 Notes to be due and paid in full was changed from February 12, 2025 to August 12, 2025.

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

On November 22, 2024, the Company issued an unsecured non-convertible promissory note (the “November 2024 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that matures six (6) months from the date of issuance, to the 2024 Lenders. If the Company defaults on the November 2024 Note, the 2024 Lenders have the right to demand repayment of the November 2024 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the November 2024 Note outstanding, including any accrued but unpaid interest.

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

On January 21, 2025, the Company issued an unsecured non-convertible promissory note (the “January 2025 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance, to one of the 2024 Lenders. If the Company defaults on the January 2025 Note, the 2024 Lender has the right to demand repayment of the January 2025 Note in full upon five (5) business days’ notice to the Company.

In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the January 2025 Note outstanding, including any accrued but unpaid interest.

Concurrently with the issuance of the January 2025 Note, the Company also entered into a letter agreement of even date (the “January 2025 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the January 2025 Notes which include: (i) the completion of the Company’s 2024 second and third quarter reviews; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2024 amounted to $69,843. During the six months ended June 30, 2024, net cash used in operating activities was primarily attributable to a net loss of $2,638,494, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $39,018, non-cash impairment loss from discontinued operations of $555,628, non-cash gain from the deconsolidation of Cougar Express of $158,347, stock-based compensation of $55,974 and bad debt recovery of $3,937 and changes in operating assets and liabilities such as a decrease in accounts receivable of $636,293, a decrease in prepaid expenses and other current assets of $232,908, a decrease in security deposit of $6,155, an increase in accounts payable and accrued expenses of $510,741, an increase in accrued expenses – related parties of $99,567, and an increase in accrued compensation and related benefits of $594,651.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2024 amounted to $0.

Net cash used in investing activities for the six months ended June 30, 2023 amounted to $536,733, which consisted of cash used for acquisitions of $687,808 and cash used for the purchase of property and equipment of $311,396, offset by cash received from the collection of a note receivable of $255,000 and cash acquired in acquisitions of $207,471.

Financing activities

For the six months ended June 30, 2024, net cash provided by financing activities totaled $45,804. During the six months ended June 30, 2024, we received cash proceeds of $391,838 from notes payable from related parties, offset by the repayment of notes payable of $346,034.

For the six months ended June 30, 2023, net cash provided by financing activities totaled $1,141,198. During the six months ended June 30, 2023, we received proceeds from notes payable of $300,609 used to buy revenue equipment, we received proceeds from notes payable – related parties of $60,000 and we received proceed from the exercise of warrants of $363,270, offset by the repayment of notes payable of $122,681.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. All asserted claims in this matter will be dismissed with prejudice upon the appropriate court filing and approval by the court.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. All asserted claims in this matter will be dismissed with prejudice upon the appropriate court filing and approval by the court.

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

Currently, there are pending cross-motions for summary judgment filed by Plaintiff, Defendants/Third-Party Plaintiffs Jose A. Mercedes-Mejia, Prime EFS, Shypdirect, LLC, and TLSS, and Defendant/Third-Party Defendant County Hall Insurance. The insurance broker, Acrisure, has also filed a motion on the malpractice claim against it. On November 8, 2024, the court granted Defendant/Third-Party Plaintiff Ryder Truck Rental, Inc.’s motion for summary judgment. On December 6, 2024, the parties engaged in a mediation session. While a settlement was not reached on the day the mediation session was held, the parties continued to discuss a potential resolution. On January 31, 2025, Plaintiff and TLSS, Shypdirect, and Prime EFS executed a binding term sheet which settled the matter with no liability on the part of TLSS, Shypdirect or Prime EFS and requires that a Stipulation of Dismissal will be filed with the court which dismisses all claims with prejudice.

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

On December 16, 2022, all defendants filed an answer and affirmative defenses, denying all claims for statutory violations. The conduct alleged in the complaint occurred prior to the Company’s July 31, 2022, acquisition of JFK Cartage, Inc. The Company believes that, in relation to this action, it has a right to full indemnification from the selling shareholder (including for attorneys’ fees) as well as set-off rights against notes payable to the selling shareholder.

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

The conduct alleged in the Pryor complaint occurred prior to the Company’s September 16, 2022, acquisition of FCI. The selling shareholder of FCI has advised the Company that the truck in question was not owned by FCI at the time of the accident and hence that FCI is not a proper party defendant in this action.

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

Joseph Corbisiero v. Freight Connections, Inc., TLSS and TLSS-FC

On October 19, 2023, Joseph Corbisiero (“Corbisiero”) filed an action in the Superior Court of the State of New Jersey, Bergen County, against the Company’s subsidiary, Freight Connections, Inc. (“FC”) (which was deconsolidated from TLSS operations as of December 1, 2023), the Company, and the Company’s TLSS-FC, Inc. subsidiary. The case has been assigned # BER-L-005669-23. Corbisiero, who was then the sole shareholder of FC, sold all outstanding shares of FC capital stock to TLSS-FC effective September 16, 2022 (the “FC Closing Date”) and has acted as the CEO of FC since then.

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

Emerson Swan v. Severance Trucking Co., Inc.

On April 1, 2024, a judgment was entered against Severance Trucking on behalf of Emerson Swan, Inc. (“Emerson”) in the amount of $96,226, including prejudgment interest, statutory costs and legal fees. Emerson, which was a customer of Severance Trucking, claimed that an employee of Severance Trucking stole $75,209 of Emerson’s products while under Severance Trucking’s control. We did not accrue this claim and believes it is not liable since the accusation was made prior to the Severance Trucking acquisition date in January 2023.

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of June 30, 2024 and December 31, 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2024, the Company issued 500,000,000 shares of our common stock in connection with the conversion of 17,506 shares of Series G Preferred and accrued dividends payable of $5,217 for an average conversion price of $0.0004 per share. The conversion ratio was based on the Series G COD. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

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

On May 21, 2024, we received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023 to Mr. Mercadante and on April 21, 2023 to Mr. Giordano in the principal amounts of $542,575 and $108,708, respectively and due on December 31, 2023. As such, the interest rate on both notes was increased to 17% per annum calculated as of January 1, 2024.

On July 1, 2024, we received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on October 3, 2023 to Mr. Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note was increased to 17% per annum as of July 1, 2024.

On February 7, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 6, 2024 to John Mercadante in the principal amount of $64,534.96 and was due on February 6, 2025. As such, the interest rate on such note was increased to 17% per annum as of February 7, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).
3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).
3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)
3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).
3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).
3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2024)
3.7	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).
4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).
4.2	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.3	Form of Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Services, Inc. (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).
4.4	Form of Common Stock Purchase Warrant issued in Series E Offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020).
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).
4.7	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).
4.8	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).
4.9	Certificate of Designation, Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).
4.10	Certificate of Designation, of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).
4.11	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).
10.1*	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Investors.
10.2	Form of Amendment to Promissory Note dated August 12, 2024, between Transportation and Logistics Systems, Inc. and Certain Investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2025).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: February 18, 2025	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

