Form 10-Q
period 2024-09-30
Transportation & Logistics Systems, Inc.
filed 2025-02-25
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of February 21, 2025, the registrant had outstanding 5,889,437,474  shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

SEPTEMBER 30, 2024

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

Hereinafter, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, TLSS-STI, TLSS-FC, Cougar Express, JFK Cartage, Severance and Freight Connections, are hereinafter, the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the three and nine months ended September 30, 2024 and 2023 are included as part of discontinued operations on the consolidated financial statements.

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

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$181,032	$218,152
Prepaid expenses and other current assets	3,150	84,421
Assets of discontinued operations	227	1,857,193

Total Current Assets	184,409	2,159,766

TOTAL ASSETS	$184,409	$2,159,766

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable, current portion	$150,000	$-
Notes payable - related parties	1,547,838	1,160,000
Accounts payable	1,066,763	852,005
Accrued expenses	1,075,423	957,201
Accrued expenses - related parties	231,176	68,875
Accrued compensation and related benefits	783,260	75,000
Liabilities of discontinued operations	6,567,325	7,044,121

Total Current Liabilities	11,421,785	10,157,202

Total Liabilities	11,421,785	10,157,202

Commitments and Contingencies (See Note 8)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at September 30, 2024 and December 31, 2023 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at September 30, 2024 and December 31, 2023 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at September 30, 2024 and December 31, 2023 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 406,500 and 475,500 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively ($10.00 per share liquidation value)	407	476
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at September 30, 2024 and December 31, 2023 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,889,437,474 and 4,481,102,346 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,889,437	4,481,102
Additional paid-in capital	128,686,122	129,854,231
Accumulated deficit	(145,813,395)	(142,333,298)

Total Shareholders’ Deficit	(11,237,376)	(7,997,436)

Total Liabilities and Shareholders’ Deficit	$184,409	$2,159,766

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	206,964	368,573	992,346	1,404,195
Legal and professional fees	198,806	296,521	366,783	1,185,097
General and administrative expenses	5,927	84,391	119,901	240,205

Total Operating Expenses	411,697	749,485	1,479,030	2,829,497

LOSS FROM OPERATIONS	(411,697)	(749,485)	(1,479,030)	(2,829,497)

OTHER INCOME (EXPENSES):
Interest income	-	-	-	992
Interest expense	(2,355)	(2,609)	(4,823)	(5,957)
Interest expense - related parties	(60,680)	(18,934)	(160,247)	(34,027)
Gain on sale of subsidiary	-	-	-	9,983

Total Other Income (Expenses)	(63,035)	(21,543)	(165,070)	(29,009)

LOSS BEFORE INCOME TAXES	(474,732)	(771,028)	(1,644,100)	(2,858,506)

Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(474,732)	(771,028)	(1,644,100)	(2,858,506)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(134,180)	(1,896,967)	(1,603,306)	(3,934,196)

LOSS FROM DISCONTINUED OPERATIONS	(134,180)	(1,896,967)	(1,603,306)	(3,934,196)

NET LOSS	(608,912)	(2,667,995)	(3,247,406)	(6,792,702)

Deemed and accrued dividends	(76,571)	(62,660)	(232,691)	(473,046)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(685,483)	$(2,730,655)	$(3,480,097)	$(7,265,748)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss per share from continuing operations -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,741,262,216	4,280,650,279	5,411,450,682	3,896,472,586

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,854,231	$(142,333,298)	$(7,997,436)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(44,837)	(45)	-	-	696,876,687	696,877	(574,940)	-	121,892

Dividends accrued	-	-	-	-	-	-	-	-	-	(79,762)	(79,762)

Net loss	-	-	-	-	-	-	-	-	-	(2,064,920)	(2,064,920)

Balance, March 31, 2024	21,418	21	430,663	431	32,374	32	5,177,979,033	5,177,979	129,307,278	(144,477,980)	(9,992,239)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(17,506)	(18)	-	-	500,000,000	500,000	(494,765)	-	5,217

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,358)	(76,358)

Net loss	-	-	-	-	-	-	-	-	-	(573,574)	(573,574)

Balance, June 30, 2024	21,418	21	413,157	413	32,374	32	5,677,979,033	5,677,979	128,840,500	(145,127,912)	(10,608,967)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	55,975	-	55,975

Common stock issued for conversion of Series G preferred shares	-	-	(6,657)	(6)	-	-	211,458,441	211,458	(210,353)	-	1,099

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,571)	(76,571)

Net loss	-	-	-	-	-	-	-	-	-	(608,912)	(608,912)

Balance, September 30, 2024	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(145,813,395)	$(11,237,376)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,372,841	$(127,510,099)	$5,500,062

Common stock issued for conversion of Series G preferred shares	-	-	(29,000)	(29)	-	-	43,684,680	43,685	(23,600)	-	20,056

Common stock issued for services and future services	-	-	-	-	-	-	21,634,615	21,634	(21,634)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	117,292	-	117,292

Deemed and accrued dividends	-	-	-	-	-	-	-	-	-	(100,410)	(100,410)

Net loss	-	-	-	-	-	-	-	-	-	(1,645,916)	(1,645,916)

Balance, March 31, 2023	21,418	21	546,000	546	32,374	32	3,702,010,977	3,702,011	129,444,899	(129,256,425)	3,891,084

Common stock issued for services and future services	-	-	-	-	-	-	12,535,439	12,535	(12,535)	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	145,172	-	145,172

Common stock issued for warrant exercises	-	-	-	-	-	-	181,634,858	181,635	181,635	-	363,270

Deemed and accrued dividends	-	-	-	-	-	-	-	-	218,084	(309,976)	(91,892)

Net loss	-	-	-	-	-	-	-	-	-	(2,478,791)	(2,478,791)

Balance, June 30, 2023	21,418	21	546,000	546	32,374	32	3,896,181,274	3,896,181	129,977,255	(132,045,192)	1,828,843

Common stock issued for conversion of Series G preferred shares	-	-	(70,500)	(70)	-	-	458,238,595	458,239	(403,258)	-	54,911

Cancellation of common stock issued for services due to non-vesting	-	-	-	-	-	-	(1,238,095)	(1,238)	1,238	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	86,850	-	86,850

Common stock issued for warrant exercises	-	-	-	-	-	-	127,920,572	127,920	127,921	-	255,841

Deemed and accrued dividends	-	-	-	-	-	-	-	-	(14,607)	(62,660)	(77,267)

Net loss	-	-	-	-	-	-	-	-	-	(2,667,995)	(2,667,995)

Balance, September 30, 2023	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,775,399	$(134,775,847)	$(518,817)

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,247,406)	$(6,792,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	39,018	1,182,810
Stock-based compensation	111,949	349,314
Impairment loss - discontinued operations	555,628	-
Gain on deconsolidation of subsidiary - discontinued operations	(158,347)	-
Lease costs - discontinued operations	-	242,569
Provision for credit loss (recovery) - discontinued operations	(3,937)	81,872
Change in operating assets and liabilities:
Accounts receivable	636,839	777,042
Prepaid expenses and other current assets	233,332	(123,459)
Security deposit	6,155	(89,171)
Accounts payable and accrued expenses	723,284	2,005,406
Accrued expenses - related parties	162,301	-
Insurance payable	-	281,293
Accrued compensation and related benefits	708,260	(42,780)

NET CASH USED IN OPERATING ACTIVITIES	(232,924)	(2,127,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(679,879)
Proceeds from repayment of note receivable	-	255,000
Cash acquired in acquisitions	-	207,471
Cash used for acquisitions	-	(713,586)

NET CASH USED IN INVESTING ACTIVITIES	-	(930,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	-	619,111
Proceeds from note payable	150,000	662,092
Proceeds from notes payable - related parties	387,838	600,000
Proceeds from notes payable - related parties - discontinued operations	4,000	-
Repayment of notes payable	(346,034)	(194,574)

NET CASH PROVIDED BY FINANCING ACTIVITIES	195,804	1,686,629

NET DECREASE IN CASH	(37,120)	(1,372,171)

CASH, beginning of period	218,152	1,470,807

CASH, end of period	$181,032	$98,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,769	$248,739
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series G preferred stock and accrued dividends to common stock	$128,208	$74,967
Accrual of preferred stock dividends	$232,691	$473,046
Increase in right of use assets and lease liabilities	$-	$3,958,260

ACQUISITIONS:
Assets acquired:
Accounts receivable	$-	$836,886
Prepaid expenses	-	18,455
Property and equipment	-	1,186,198
Right of use assets	-	457,239
Security deposits	-	7,000
Intangible assets	-	430,151
Total assets acquired	-	2,935,929
Less: liabilities assumed:
Accounts payable	-	211,303
Accrued expenses	-	12,702
Accrued compensation and related benefits	-	152,631
Notes payable	-	1,595,939
Lease liabilities	-	457,239
Total liabilities assumed	-	2,429,814
Net assets acquired (liabilities) assumed	$-	$506,115

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut and Massachusetts. The subsidiaries of the Company during the periods ended September 30, 2024 and 2023 include: Cougar Express, Inc. (“Cougar Express”) through date of deconsolidation of February 27, 2024; Freight Connections, Inc. (“Freight Connections”) through date of deconsolidation of December 1, 2023; JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); TLSS-FC, Inc. (“TLSS-FC”); and TLSS-STI, Inc. (“TLSS-STI”).

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. For the three and nine months ended September 30, 2024 and 2023, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these unaudited consolidated financial statements, TLSS-CE, which owns 100% of the stock of Cougar Express, has not filed for bankruptcy.

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

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates (See Note 3). In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the three and nine months ended September 30, 2024 and 2023, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of the issuance of these consolidated financial statements the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

On February 16, 2024, Severance Trucking, along with Cougar Express and JFK Cartage, ceased all operations and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024. On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of the issuance of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, has been unable to timely meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”). Beginning in August 2024 and again in October 2024, November 2024 and January 2025, we obtained financing that enabled us to complete the audit of our consolidated financial statements for the year ended December 31, 2023, file our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), review our unaudited consolidated financial statements for the periods ended March 31, 2024, June 30, 2024, and September 30, 2024 to enable us to prepare and file the associated Quarterly Reports on Form 10-Q, and commence the audit of our consolidated financial statements for the year ended December 31, 2024 to enable us to prepare the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Following the filing of this Quarterly Report on Form 10-Q (the “Quarterly Report”), we will continue to work to complete the necessary financial statements and file the 2024 Annual Report as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of the 2024 Annual Report. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2023 and notes thereto included in the 2023 Annual Report. The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations for the interim periods are not necessarily an indication of operating results to be expected for the full year.

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

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these unaudited consolidated financial statements, the Company had a net loss of $608,912 and $2,667,995 for the three months ended September 30, 2024 and 2023, respectively, and a net loss of $3,247,406 and $6,792,702 for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in operations was $232,924 and $2,127,806 for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $145,813,395 and $11,237,376, respectively, on September 30, 2024. Furthermore, as of February 2024, the Company ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. While the Company is working towards getting current in its requisite past due periodic reports with the U.S. Securities and Exchange Commission (the “SEC”), it is also evaluating a possible restructuring of its existing debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On September 30, 2024 and December 31, 2023, the Company had no cash in the bank in excess of FDIC insured levels.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2024. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of September 30, 2024 and December 31, 2023, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable were presented net of an allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances along with general allowance for current accounts receivable that are projected to become uncollectable. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of September 30, 2024 and December 31, 2023. Currently, all leased premises have been abandoned (see Note 10).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three and nine months ended September 30, 2024 and 2023, the Company believes that it operated in one operating segment related to its full suite of logistics and transportation services.

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

For the three and nine months ended September 30, 2024 and 2023, all revenues and cost of revenues are included in discontinued operations.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the three and nine months ended September 30, 2024 and 2023 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	September 30, 2024	September 30, 2023
Stock warrants	946,175,489	948,452,679
Stock options	-	80,000
Series E convertible preferred stock	95,238,667	95,238,667
Series G convertible preferred stock	2,032,500,000	2,377,500,000
Series H convertible preferred stock	323,740,000	323,740,000
	3,397,654,156	3,745,011,346

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

The Accounting Standards Update (ASU) 2023-07 issued by the Financial Accounting Standards Board (FASB) introduced enhancements to segment reporting requirements for public entities. The update aimed to improve the transparency and usefulness of financial disclosures for investors and other stakeholders. ASU 2023-07 disclosure requirements are effective for fiscal years starting after December 15, 2023. Company management reviewed the ASU 2023-07 disclosure requirements and determined that no additional disclosures are required as the Company has only one reportable segment.

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

In February 2024, due to the lack of working capital to conduct its business, the Severance entities ceased operations and no longer conducts any business and all fixed assets of the Severance entities were voluntarily surrendered to the prior owners. For the three and nine months ended September 30, 2024 and 2023, all activities and balances of the Severance entities are included as part of discontinued operations on the consolidated financial statements (See Note 10). As of the date of this filing, neither Severance Trucking, Severance Warehouse nor McGrath have filed bankruptcy.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to John Mercadante (“Mr. Mercadante”), a Director of the Company, in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note will mature one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025 and February 21, 2025, the Company received a default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 6, 2024 and February 15, 2024 to John Mercadante in the principal amount of $64,534 and $319,195, respectively, and were due on February 6, 2025 and February 15, 2025, respectively. As such, the interest rate on such notes was increased to 17% per annum as of February 7, 2025 and February 15, 2025, respectively.

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

As of September 30, 2024 and December 31, 2023, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,160,000, respectively, were outstanding. As of September 30, 2024 and December 31, 2023, the aggregate accrued interest payable to related parties amounted to $231,176 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheet. For the three and nine months ended September 30, 2024 and 2023, interest expense – related parties amounted to $60,680 and $18,934, and $160,247 and $34,027, respectively.

See Note 11 for subsequent defaults.

NOTE 5– NOTE PAYABLE

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

On February 7, 2025, the maturity date for the outstanding principal and interest due on the August 2024 Notes was extended to August 12, 2025.

See Note 11 for subsequent extension of maturity date.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

As of September 30, 2024 and December 31, 2023, no shares of Series B preferred stock were issued or outstanding.

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

As of September 30, 2024 and December 31, 2023, no shares of Series D Preferred were issued or outstanding.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series E Stated Value plus all unpaid accrued and accumulated dividends thereon. As of September 30, 2024 and December 31, 2023, the Company has accrued dividends of $191,104 and $178,235, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

The Company agreed with the holders of outstanding Series E Preferred that did not participate in the Offer that, contingent on the Offer being exercised with regard to Eligible Warrants aggregating the minimum proceeds, the Company would reduce the conversion price of the Series E Preferred and warrants issued in the Series E Offering to $0.003 per share. (See Warrants discussion below).

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no conversions of shares of Series E Preferred.

As of September 30, 2024 and December 31, 2023, 21,418 shares of Series E Preferred were issued and outstanding.

Series G preferred stock

On December 31, 2021, we entered into securities purchase agreements with investors pursuant to which the Company issued an aggregate of (i) 710,000 shares of a newly created series of preferred stock called the Series G Convertible Preferred Stock (the “Series G Preferred”) and (ii) common stock purchase warrants to purchase up to 700,000,000 shares of the Company’s common stock with an exercise price of $0.01 (the “Series G Offering”). In connection with the Series G Offering, on December 28, 2021, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (as amended, the “Series G COD”) with the Secretary of State of the State of Nevada designating 1,000,000 shares of preferred stock as Series G Preferred. The Series G Preferred has a stated value of $10.00 per share (the “Series G Stated Value”). The gross proceeds to the Company from the Series G Offering were $7,100,000.

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

From and after the original issuance date, cumulative dividends on each share of Series G Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series G Stated Value plus all unpaid accrued and accumulated dividends thereon. As of September 30, 2024 and December 31, 2023, the Company has accrued dividends of $712,589 and $620,975, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

During the three months ended September 30, 2024, the Company issued 211,458,441 shares of its common stock in connection with the conversion of 6,657 shares of Series G Preferred and accrued dividends payable of $1,099. The conversion ratio was based on the Series G COD.

As of September 30, 2024 and December 31, 2023, 406,500 and 475,500 shares of Series G Preferred were issued and outstanding, respectively.

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

As of both September 30, 2024 and December 31, 2023, 32,374 shares of Series H Preferred were issued and outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

During the three months ended September 30, 2024, the Company issued 211,458,441 shares of its common stock in connection with the conversion of 6,657 shares of Series G Preferred and accrued dividends payable of $1,099. The conversion ratio was based on the Series G COD.

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

During the three and nine months ended September 30, 2024, the Company did not issue any shares of its common stock from the exercise of warrants.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

During the nine months ended September 30, 2024 and 2023, aggregate accretion of stock-based compensation expense on the above granted shares, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $111,949 and $349,314, respectively. Total unrecognized compensation expense related to these vested and unvested shares of common stock on September 30, 2024 amounted to $0.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	61,063,216	$0.011
Shares vested	(61,063,216)	(0.011)
Non-vested, September 30, 2024	-	$-

Warrants

Warrant activities for the nine months ended September 30, 2024 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	948,452,679	$0.008	2.81	$0
Expired	(2,277,190)	(1.60)	-	-
Balance Outstanding September 30, 2024	946,175,489	$0.004	2.06	$0
Exercisable, September 30, 2024	946,175,489	$0.004	2.06	$0

Stock options

Stock option activities for the nine months ended September 30, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	80,000	$8.85	0.33	$-
Expired	(80,000)	-	-	-
Balance Outstanding September 30, 2024	-	$-	-	$-
Exercisable, September 30, 2024	-	$-	-	$-

NOTE 7 – ASSIGNMENT FOR THE BENEFIT OF CREDITORS

In connection with the finalization of the deeds of assignment for the benefit of creditors, the Assignee demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 as of December 31, 2022, the Company accrued the potential settlement amount of $200,000 which was included in accrued expenses on the accompanying consolidated balance sheets. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 27, 2023, the Court approved this settlement. As of September 30, 2024, the Company has not paid the $50,000 and as of September 30, 2024 and December 31, 2023, the Company has included the $50,000 in accrued expenses on the accompanying consolidated balance sheets, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of September 30, 2024.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

There were pending cross-motions for summary judgment filed by Plaintiff, Defendants/Third-Party Plaintiffs Jose A. Mercedes-Mejia, Prime EFS, Shypdirect, LLC, and TLSS, and Defendant/Third-Party Defendant County Hall Insurance. The insurance broker, Acrisure, had also filed a motion on the malpractice claim against it. On November 8, 2024, the court granted Defendant/Third-Party Plaintiff Ryder Truck Rental, Inc.’s motion for summary judgment. On December 6, 2024, the parties engaged in a mediation session. While a settlement was not reached on the day the meditation session was held, the parties continued to discuss a potential resolution.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2024 and December 31, 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Employment agreements

On January 4, 2022, the Company and Mr. Sebastian Giordano entered into an employment agreement for the Chief Executive Officer (the “CEO Employment Agreement”) with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity (with prior grants made to Ascentaur), at the discretion of the Board, up to 5% of the outstanding common stock of the Company, vesting over the term of the CEO Employment Agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. Pursuant to the CEO Employment Agreement, on March 11, 2022, the Board granted the chief executive officer 122,126,433 shares of its common stock (see Note 6). On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, Mr. Giordano has agreed to temporarily defer pay, and has continued to do so, for at least some period of time; however, such compensation and other benefits due Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received a Termination for Good Reason (“Termination Notice”) related to the CEO Employment Agreement, for the nonpayment of compensation and other benefits due under the CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to a extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024, and on November 14, 2024, the termination date was further extended to February 15, 2025. Subsequently, on February 10, 2025, the termination date was further extended to May 31, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice (see Note 11).

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

Freight Connections incurred outside trucking costs with companies owned by the chief executive officer of Freight Connections. During the three and nine months ended September 30, 2024 and 2023, Freight Connections recorded aggregate outside trucking expense of $0 and $0, and $0 and $1,241,376, which is included in loss from discontinued operations on the accompanying consolidated statement of operations, respectively. As of September 30, 2024 and December 31, 2023, the aggregate amount due to these companies amounted to $0.

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

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to Mr. Mercadante in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025 and February 21, 2025, the Company received a default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 6, 2024 and February 15, 2024 to Mr. Mercadante in the principal amount of $64,534 and $319,195, respectively, and were due on February 6, 2025 and February 15, 2025, respectively. As such, the interest rate on such notes was increased to 17% per annum as of February 7, 2025 and February 15, 2025, respectively.

On February 21, 2024 and February 23, 2024, the Company issued unsecured promissory notes to Mr. Newton and Mr. Benton, both members of the Board, in the principal amounts of $1,000 and $3,109, respectively. Each unsecured promissory note matured on September 30, 2024, and accrued interest at the rate per annum of 12%. On October 1, 2024, both Mr. Newton and Mr. Benton each filed a notice of default, resulting in an increase in the rate of interest to 17% per annum as of the date of default.

As of September 30, 2024 and December 31, 2023, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,160,000, respectively, were outstanding. As of September 30, 2024 and December 31, 2023, the aggregate accrued interest payable to related parties amounted to $231,176 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheets. For the three months ended September 30, 2024 and 2023, interest expense – related parties amounted to $60,680 and $18,934, respectively. For the nine months ended September 30, 2024 and 2023, interest expense – related parties amounted to $160,247 and $34,027, respectively.

See Note 11 for subsequent defaults.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	September 30,	December 31,
	2024	2023
Assets of discontinued operations:
Accounts receivable, net	$227	$807,838
Prepaid expenses and other current assets	-	158,216
Property and equipment, net	-	891,139
Assets of discontinued operations, current portion	227	1,857,193

Total assets of discontinued operations	$227	$1,857,193

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$3,010,866
Accounts payable	1,273,394	1,119,433
Accrued expenses	304,457	391,780
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	6,567,325	7,044,121

Total liabilities of discontinued operations	$6,567,325	$7,044,121

The following table summarizes the results of operations of the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$-	$4,947,683	$1,371,993	$15,604,450
Cost of revenues, excluding depreciation and amortization	1,193	3,769,556	1,413,146	11,155,183
Gross profit (loss)	(1,193)	1,178,127	(41,153)	4,449,267
Operating expenses	(43,246)	(2,755,864)	(759,714)	(7,709,399)
Impairment loss	-	-	(555,628)	-
Other (expenses) income, net	(89,741)	(319,230)	(246,811)	(674,064)
Loss from discontinued operations	$(134,180)	$(1,896,967)	$(1,603,306)	$(3,934,196)

During the nine months ended September 30, 2024, discontinued operations included an impairment loss of $555,628 from the write down of property and equipment.

Accounts receivable

On September 30, 2024 and December 31, 2023, accounts receivable, net included in assets from discontinued operations consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable	$91,979	$1,065,024
Allowance for credit losses	(91,752)	(257,186)
Accounts receivable, net	$227	$807,838

Property and equipment, net

As of September 30, 2024 and December 31, 2023, property and equipment included in assets from discontinued operations consisted of the following:

	Useful Life	September 30, 2024	December 31, 2023
Revenue equipment	3 - 20 years	$-	$1,841,546
Machinery and equipment	1 - 10 years	-	204,665
Office equipment and furniture	1 - 3 years	-	22,260
Leasehold improvements	1 - 3 years	-	63,710
Subtotal		-	2,132,181
Less: accumulated depreciation		-	(1,241,042)
Property and equipment, net		$-	$891,139

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

For the three months ended September 30, 2024 and 2023, depreciation expense amounted to $0 and $134,189, respectively, and are included in loss from discontinued operations. For the nine months ended September 30, 2024 and 2023, depreciation expense amounted to $39,018 and $376,699, respectively, and are included in loss from discontinued operations.

Due to the Cougar Express Bankruptcy and the assignment of all of the Cougar Express assets to the Cougar Express Trustee for liquidation and unwinding of the business, during the nine months ended September 30, 2024, the Company recognized a loss on deconsolidation of the Cougar Express property and equipment, net of $296,493, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

During the nine months ended September 30, 2024 and 2023, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $555,628 and $0, respectively, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

Intangible Assets and Goodwill

For the nine months ended September 30, 2024 and 2023, amortization of intangible assets amounted to $0 and $806,111, respectively, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, intangible assets subject to amortization and goodwill amounted to $0.

Notes Payable

On September 30, 2024 and December 31, 2023, notes payable included in liabilities of discontinued operations consisted of the following:

	September 30, 2024	December 31, 2023
Principal amounts	$2,467,432	$3,010,866
Less: current portion of notes payable	(2,467,432)	(3,010,866)
Notes payable – long-term	$-	$-

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

On September 30, 2024 and December 31, 2023, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The Secured Severance Note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On September 30, 2024 and December 31, 2023, the principal amount related to this note was $1,395,768 and $1,391,279, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Equipment and auto notes payable

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On September 30, 2024 and December 31, 2023, equipment notes payable to these entities amounted to $0 and $712, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. On September 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $0 (due to deconsolidation) and $34,847, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On September 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $41,624 and $42,783, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of September 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On January 17, 2023, Cougar Express entered into a promissory note for the purchase of two trucks in the amount of $196,700. The note is due in sixty monthly installments of $4,059 which began in August 2022. The note was secured by the trucks. On September 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $0 (due to deconsolidation) and $166,748, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On September 30, 2024 and December 31, 2023, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of September 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On September 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $40,537 and $42,433, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of September 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On September 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $45,079 and $46,038, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of September 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On September 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $253,277 and $259,335, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of September 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On September 30, 2024 and December 31, 2023, the equipment note payable to this entity amounted to $76,149 and $79,084, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. As of September 30, 2024, the trucks securing this loan were forfeited and returned to the lender.

In December 2023, Cougar Express entered into two Merchant Loan (the “Merchant Loans”) with lenders in the aggregate principal amount of $335,000 and received net proceeds of $307,050, net of fees of $27,950, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The Merchant Loans requires a weekly and daily payment of principal and interest of $11,250 and $2,774, respectively, through May 2024. On September 30, 2024 and December 31, 2023, the aggregate principal amount due on the Merchant Loans is $0 (due to deconsolidation) and $332,609, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

On September 30, 2024 and December 31, 2023, right-of-use asset (“ROU”) included in assets of discontinued operations is summarized as follows:

	September 30, 2024	December 31, 2023
Office leases and equipment right of use assets	$-	$-
Less: accumulated amortization	-	-
Balance of ROU assets	$-	$-

On September 30, 2024 and December 31, 2023, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	September 30, 2024	December 31, 2023
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

Other liabilities of discontinued operations

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

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2024 and December 31, 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

On August 24, 2024, TLSS Ops received a Notice of Default and Demand for Payment from RxBenefits, Inc. (“RxBenefits”) due to the Company’s failure to pay certain invoices, plus interest and late service charges due under the Administrative Services Agreement by and between RxBenefits and TLSS Operations Holding, in the amount of $111,618. Such amount is recorded as an accounts payable of TLSS Ops, which is included in liabilities of discontinued operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

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

On October 1, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 21, 2024 and February 23, 2024 to Mr. Newton and Mr. Benton in the principal amounts of $1,000 and $3,109, respectively, and that were both due on September 30, 2024. As such, the interest rate on such notes was increased to 17% per annum as of October 1, 2024 (see Note 4).

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

On February 7, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 6, 2024 to Mr. Mercadante in the principal amount of $64,534.96 and was due on February 6, 2025. As such, the interest rate on such note was increased to 17% per annum as of the date of February 7, 2025 (see Note 4).

On February 10, 2025, the August 2024 Notes were amended whereby the due date for the outstanding principal and interest of the August 2024 Notes to be due and paid in full was extended from February 12, 2025 to August 12, 2025 (see Note 5).

On February 21, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 15, 2024 to Mr. Mercadante in the principal amount of $319,195 and was due on February 15, 2025. As such, the interest rate on such note was increased to 17% per annum as of February 15, 2025 (see Note 4).

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

Subsequent to the cessation of all of the Company’s revenue generating operations and through the date of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, has been unable to timely meet our annual and quarterly periodic reporting obligations under the 34 Act. Beginning in August 2024 and again in October 2024, November 2024 and January 2025, we obtained financing that enabled us to complete the audit of our consolidated financial statements for the year ended December 31, 2023, file our 2023 Annual Report, review our unaudited consolidated financial statements for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 to enable us to prepare and file the associated Quarterly Reports on Form 10-Q, and commence the audit of our consolidated financial statements for the year ended December 31, 2024 to enable us to prepare our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Following the filing of this Quarterly Report, we will continue to work to complete the necessary financial statements and file the 2024 Annual Report as soon as possible hereafter; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of the 2024 Annual Report. In addition, we are also evaluating a possible restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably.

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

For the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-
Operating expenses	411,697	749,485	1,479,030	2,829,497
Loss from operations	(411,697)	(749,485)	(1,479,030)	(2,829,497)
Other expenses, net	(63,035)	(21,543)	(165,070)	(29,009)
Loss from continuing operations	(474,732)	(771,028)	(1,644,100)	(2,858,506)
Loss from discontinued operations	(134,180)	(1,896,967)	(1,603,306)	(3,934,196)
Net loss	(608,912)	(2,667,995)	(3,247,406)	(6,792,702)
Deemed and accrued dividends	(76,571)	(62,660)	(232,691)	(473,046)
Net loss attributable to common shareholders	$(685,483)	$(2,730,655)	$(3,480,097)	$(7,265,748)

Results of Operations

Revenue

For the three and nine months ended September 30, 2024 and 2023, total revenue is reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our unaudited consolidated financial statements.

Operating Expenses

For the three months ended September 30, 2024, total operating expenses amounted to $411,697 as compared to $749,485 for the three months ended September 30, 2023, a decrease of $337,788, or 45.1%, as reflected in the accompanying chart and described more fully below. For the nine months ended September 30, 2024, total operating expenses amounted to $1,479,030 as compared to $2,829,497 for the nine months ended September 30, 2023, a decrease of $1,350,467, or 47.7%, as reflected in the accompanying chart and described more fully below.

For the three and nine months ended September 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation and related benefits	$206,964	$368,573	$992,346	$1,404,195
Legal and professional Fees	198,806	296,521	366,783	1,185,097
General and administrative expenses	5,927	84,391	119,901	240,205
Total Operating Expenses	$411,697	$749,485	$1,479,030	$2,829,497

Compensation and related benefits

For the three months ended September 30, 2024, compensation and related benefits amounted to $206,964 as compared to $368,573 for the three months ended September 30, 2023, a decrease of $161,609, or 43.9%. During the three months ended September 30, 2024, the overall decrease in compensation and related benefits as compared to the three months ended September 30, 2023 was primarily attributable to a decrease in compensation paid to significant employees, including the departure of our chief financial officer in October 2023, a decrease in administrative staff due to lack of working capital and a decrease in stock-based compensation of $30,875.

For the nine months ended September 30, 2024, compensation and related benefits amounted to $992,346 as compared to $1,404,195 for the nine months ended September 30, 2023, a decrease of $411,849, or 29.3%. During the nine months ended September 30, 2024, the overall decrease in compensation and related benefits as compared to the nine months ended September 30, 2023 was primarily attributable to a decrease in compensation paid to significant employees, including the departure of our chief financial officer in October 2023, a decrease in administrative staff due to lack of working capital and a decrease in stock-based compensation of $237,365, offset by the accrual of a termination fee of $400,000 resulting from the Termination for Good Cause Notice sent by Mr. Giordano that the Company received on May 15, 2024, in connection with his employment agreement with the Company, dated January 4, 2022.

Legal and professional fees

For the three months ended September 30, 2024, legal and professional fees were $198,806 as compared to $296,521 for the three months ended September 30, 2023, a decrease of $97,715, or 33.0%, which was primarily attributable to a decrease in accounting and auditing fees of $46,340, a decrease in legal fees of $15,870, and a net decrease in other professional fees of $35,505.

For the nine months ended September 30, 2024, legal and professional fees were $366,783 as compared to $1,185,097 for the nine months ended September 30, 2023, a decrease of $818,314, or 69.1%, which was primarily attributable to a decrease in accounting and auditing fees of $509,721, a decrease in legal fees of $230,505, and a net decrease in other professional fees of $78,088.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses. For the three months ended September 30, 2024, general and administrative expenses were $5,927 as compared to $84,391 for the three months ended September 30, 2023, a decrease of $78,464, or 93.0%. The decrease was primarily attributable to the cessation of operations and cost-cutting measures taken. For the nine months ended September 30, 2024, general and administrative expenses were $119,901 as compared to $240,205 for the nine months ended September 30, 2023, a decrease of $120,304, or 50.0%. The decrease was primarily attributable to the cessation of operations and cost-cutting measures taken.

Loss from operations

For the three months ended September 30, 2024, loss from operations amounted to $411,697 as compared to $749,485 for the three months ended September 30, 2023, a decrease of $337,788, or 45.1%, primarily due to changes in operating expenses discussed above. For the nine months ended September 30, 2024, loss from operations amounted to $1,479,030 as compared to $2,829,497 for the nine months ended September 30, 2023, a decrease of $1,350,467, or 47.7%, primarily due to changes in operating expenses discussed above.

Other (expenses) income, net

Total other income (expenses) includes interest income, interest expense, derivative expense, and other income.

For the three months ended September 30, 2024, other expenses amounted to $63,035 and $21,543 respectively, an increase of $41,492, or 192.6%, attributable to an increase in interest expense related to an increase in notes payable – related parties.

For the nine months ended September 30, 2024, other expenses, net amounted to $165,070 and $29,009, respectively, an increase of $136,061, or 469.0%, primarily attributable to an increase in interest expense related to an increase in notes payable – related parties. Additionally, during the nine months ended September 30, 2023, we recorded a gain from the sale of assets of our subsidiary, Shyp FX, of $9,983 as of compared to $0 for the nine months ended September 30, 2024.

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

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2024 and 2023 related to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$-	$4,947,683	$1,371,993	$15,604,450
Cost of revenues, excluding depreciation and amortization	1,193	3,769,556	1,413,146	11,155,183
Gross profit (loss)	(1,193)	1,178,127	(41,153)	4,449,267
Operating expenses	(43,246)	(2,755,864)	(759,714)	(7,709,399)
Impairment loss	-	-	(555,628)	-
Other (expenses) income, net	(89,741)	(319,230)	(246,811)	(674,064)
Loss from discontinued operations	$(134,180)	$(1,896,967)	$(1,603,306)	$(3,934,196)

During the nine months ended September 30, 2024, discontinued operations included an impairment loss of $555,628 from the write down of property and equipment.

Net loss

Due to factors discussed above, for the three months ended September 30, 2024 and 2023, net loss amounted to $608,912 and $2,667,995, respectively, and for the nine months ended September 30, 2024 and 2023, net loss amounted to $3,247,406 and $6,792,702, respectively.

For the three months ended September 30, 2024, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $76,571, amounted to $685,483, or $(0.00) per basic and diluted share of common stock. For the three months ended September 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $62,660, amounted to $2,730,655, or $(0.00) per basic and diluted share of common stock.

For the nine months ended September 30, 2024, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $232,691, amounted to $3,480,097, or $(0.00) per basic and diluted share of common stock. For the nine months ended September 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series E and Series G preferred stock of $473,046, amounted to $7,265,748, or $(0.00) per basic and diluted share of common stock.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2024 and December 31, 2023, we had a cash balance of $181,032 and $218,152, respectively. Our working capital deficit was $11,237,376 and $7,997,436 on September 30, 2024 and December 31, 2023, respectively. We reported a net decrease in cash for the nine months ended September 30, 2024 of $37,120 primarily as a result of cash used in operations of $232,924, offset by cash provided by financing activities of $195,804 resulting from cash received from related party notes of $391,838, offset by the repayment of notes payable of $346,034. As of February 21, 2025, the Company had $181,255 in cash, consisting of: (i) $37,108 remaining from the issuance of an unsecured promissory note in January 2025 in the aggregate principal amount of $50,000 and (ii) $144,147 related to Severance Trucking.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $3,247,406 and $6,792,702 for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in operations was $232,924 and $2,127,806 for the nine months ended September 30, 2024 and 2023, respectively. Additionally, we had an accumulated deficit and working capital deficit of $145,813,395 and $11,237,376, respectively, on September 30, 2024. These factors, in addition to the cessation of all operations, raises substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

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

If the Company defaults on the August 2024 Notes, the 2024 Lenders have the right to demand repayment of the August 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the August Notes outstanding, including any accrued but unpaid interest. On February 10, 2025, the August 2024 Notes were amended whereby the due date for the outstanding principal and interest of the August 2024 Notes to be due and paid in full was extended from February 12, 2025 to August 12, 2025.

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

Management cannot provide assurance that we will ultimately get and remain current in our SEC filings, successfully restructure its debts and liabilities, find a new business opportunity, achieve profitable operations, become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our Company in the future and to pay our debt obligations. Although we have historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company would need to filing bankruptcy. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2024 amounted to $232,924. During the nine months ended September 30, 2024, net cash used in operating activities was primarily attributable to a net loss of $3,247,406, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $39,018, non-cash impairment loss from discontinued operations of $555,628, non-cash gain from the deconsolidation of Cougar Express of $158,347, stock-based compensation of $111,949 and bad debt recovery of $3,937 and changes in operating assets and liabilities such as a decrease in accounts receivable of $636,839, a decrease in prepaid expenses and other current assets of $233,332, a decrease in security deposit of $6,155, an increase in accounts payable and accrued expenses of $723,284, an increase in accrued expenses – related parties of $162,301, and an increase in accrued compensation and related benefits of $708,260.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 amounted to $0.

Net cash used in investing activities for the nine months ended September 30, 2023 amounted to $930,994, which consisted of cash used for acquisitions of $713,586 and cash used for the purchase of property and equipment of $679,879, offset by cash received from the collection of a note receivable of $255,000 and cash acquired in acquisitions of $207,471.

Financing activities

For the nine months ended September 30, 2024, net cash provided by financing activities totaled $195,804. During the nine months ended September 30, 2024, we received cash proceeds of $391,838 from notes payable from related parties, and proceeds from notes payable of $150,000, offset by the repayment of notes payable of $346,034.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the consolidated financial statements filed with this Quarterly Report.

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

There were pending cross-motions for summary judgment filed by Plaintiff, Defendants/Third-Party Plaintiffs Jose A. Mercedes-Mejia, Prime EFS, Shypdirect, LLC, and TLSS, and Defendant/Third-Party Defendant County Hall Insurance. The insurance broker, Acrisure, had also filed a motion on the malpractice claim against it. On November 8, 2024, the court granted Defendant/Third-Party Plaintiff Ryder Truck Rental, Inc.’s motion for summary judgment. On December 6, 2024, the parties engaged in a mediation session. While a settlement was not reached on the day the mediation session was held, the parties continued to discuss a potential resolution.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2024 and December 31, 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2024, the Company issued 211,458,441 shares of its common stock in connection with the conversion of 6,657 shares of Series G Preferred and accrued dividends payable of $1,099 for an average conversion price of $.0003 per share. The conversion ratio was based on the Series G COD. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On February 7, 2025, we received a default notice for our failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 6, 2024 to Mr. Mercadante in the principal amount of $64,534.96 and was due on February 6, 2025. As such, the interest rate on such note was increased to 17% per annum as of February 7, 2025 (see Note 4).

On February 21, 2025, we received a default notice for our failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 15, 2024 to Mr. Mercadante in the principal amount of $319,195 and was due on February 15, 2025. As such, the interest rate on such note was increased to 17% per annum as of February 15, 2025 (see Note 4).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 15, 2024, we issued an unsecured promissory note to Mr. Mercadante, in the principal amounts of $319,195. The unsecured promissory note had a maturity date of one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 21, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on such unsecured promissory note that was issued on February 15, 2024 and was due on February 15, 2025. As a result of such default, the interest rate of such unsecured promissory note was increased to 17% per annum as of February 15, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).
3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).
3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)
3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).
3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).
3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2024)
3.7	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).
4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).
4.2	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).
4.3	Form of Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Services, Inc. (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).
4.4	Form of Common Stock Purchase Warrant issued in Series E Offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2020).
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).
4.7	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).
4.8	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).
4.9	Certificate of Designation, Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).
4.10	Certificate of Designation, of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).
4.11	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).
10.1	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Investors (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 18, 2025).
10.2	Form of Amendment to Promissory Note dated August 12, 2024, between Transportation and Logistics Systems, Inc. and Certain Investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2025).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: February 25, 2025	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

