Form 10-K
period 2024-12-31
Transportation & Logistics Systems, Inc.
filed 2025-04-15
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.

Yes: ☒ No: ☐

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

As of April 11, 2025, the registrant had outstanding 5,889,437,474 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-K

December 31, 2024

I

For purposes of this Annual Report on Form 10-K (this “Annual Report”), unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, the “Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation, and its wholly-owned subsidiaries: TLSS Acquisition, Inc. (“TLSSA”), TLSS Operations Holding Company, Inc. (“TLSS Ops”), Shyp FX, Inc. (“Shyp FX”), Shyp CX, Inc. (“Shyp CX”); those entities wholly-owned by TLSS Ops, TLSS-CE, Inc. (“TLSS-CE”) and TLSS-STI, Inc. (“TLSS-STI”); JFK Cartage Co., Inc. (JFK Cartage”), a wholly-owned subsidiary of Cougar Express; Severance Trucking Co., Inc. (“Severance Trucking”), a wholly-owned subsidiary of TLSS-STI and Severance Warehousing, Inc. (“Severance Warehousing”) and McGrath Trailer Leasing, Inc. (“McGrath”), both wholly-owned subsidiaries of Severance Trucking, (Severance Trucking, Severance Warehousing, and McGrath collectively, “Severance”); and, the deconsolidated former subsidiaries, Cougar Express, Inc. (“Cougar Express”), a wholly-owned subsidiary of TLSS-CE, TLSS-FC, Inc. (“TLSS-FC”) and Freight Connections, Inc. (“Freight Connections”).

Hereinafter, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, TLSS-STI, TLSS-FC, Cougar Express, JFK Cartage, Severance, and Freight Connections, are hereinafter, the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the years ended December 31, 2024 and 2023 are included as part of discontinued operations on the consolidated financial statements.

Forward-Looking Statements

Statements made in this Annual Report that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to known and unknown risks, uncertainties, and other factors outside of our control that could cause our actual results, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report, these risks and uncertainties include: our ability to meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”), including obtaining sufficient financing to fund the necessary costs related to the preparation and filing of one or more of our future periodic reports; our ability to restructure our remaining existing debts and obligations and replace our discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise; our ability to attract and retain key personnel and skilled labor to meet the requirements of being a public company; our history of losses, deficiency in working capital and a stockholders’ deficit and inability to achieve sustained profitability; our need to procure substantial additional financing to fund ongoing losses and the growth of our business; our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); our ability to pay expenses and liabilities as they become due; adverse or unanticipated decisions by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

I

PART I

Item 1. Description of Business.

Overview

Transportation and Logistics Systems, Inc. is a publicly-traded holding company. As of February 26, 2025, our shares of common stock resumed trading on the OTC PINK (the “OTC PINK”) market after having been downgraded from the OTC PINK to the OTC Expert Market on July 17, 2024.

Until February 2024, the Subsidiaries provided a full suite of asset-based logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and the Subsidiaries operated several warehouse locations located in New York, New Jersey, Connecticut, and Massachusetts. The Company and the Subsidiaries ceased all remaining operations as of mid-February 2024.

On December 1, 2023, TLSS-FC, Inc. and Freight Connections filed voluntary bankruptcy petitions under Chapter 7 of the United States Bankruptcy Code in the State of New Jersey. On February 27, 2024, Cougar Express filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code in the State of New York. The Severance entities, JFK Cartage, TLSSA, TLSS Ops, Shyp CX, Shyp FX, TLSS-CE, and TLSS-STI have all ceased operations since mid-February 2024. Besides TLSS-FC, Inc., Freight Connections, and Cougar Express, none of the other Subsidiaries have filed bankruptcy.

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

On November 16, 2020, we formed a wholly owned subsidiary, TLSSA, under the laws of the State of Delaware. On March 24, 2021, TLSSA, acquired all the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the New York City tri-state area. Subsequently, on June 19, 2023, TLSSA transferred all of the issued and outstanding shares of capital stock of Cougar Express to TLSS-CE. On February 27, 2024, Cougar Express, filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code, assigning all of the Cougar Express assets to Mr. Andrew M. Thaler, Esq., as Trustee (the “Cougar Express Trustee”) for liquidation and unwinding of the business. The Cougar Express Trustee has been charged with liquidating the assets for the benefit of the Cougar Express creditors pursuant to the provisions of the Chapter 7 Statute. As a result of Cougar Express filing the Chapter 7 petition, the Trustee assumed all authority to manage Cougar Express. Additionally, as of February 27, 2024, Cougar Express no longer conducts any business and is not permitted by the Trustee to conduct any business. For these reasons, effective February 27, 2024, the Company relinquished control of Cougar Express. Therefore, the Company deconsolidated Cougar Express, effective with the filing of the Chapter 7 bankruptcy petition on February 27, 2024.

On February 21, 2021, we formed a wholly-owned subsidiary, Shyp CX, a company incorporated under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations and is currently inactive.

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Trustee.

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

On January 27, 2023, the Company formed a wholly-owned subsidiary, TLSS-STI, under the laws of the State of Delaware. TLSS-STI does not engage in any revenue-generating operations and is currently inactive. Effective January 31, 2023, TLSS-STI acquired all of the outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together offered less-than-truckload (LTL) trucking services throughout New England. In February 2024, due to the lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of the Company were voluntarily surrendered to the prior owners.

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

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of this Annual Report, the Company continues to remain insolvent and as a result, has been unable to timely meet its annual and quarterly periodic reporting obligations under 34 Act. The Company has obtained financing to enable it to complete the audit of the financial statements for this Annual Report. Following the filing of this Annual Report, we intend to continue working to complete the necessary interim financial statements and timely file the Quarterly Reports on Form 10-Q due in the 2025 calendar year (the “2025 Quarterly Reports”); however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the 2025 Quarterly Reports.

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. On August 17, 2022, the Company formed a wholly-owned subsidiary, TLSS-FC, under the laws of the State of Delaware. Effective September 16, 2022, TLSS-FC closed on an acquisition to acquire all outstanding stock of Freight Connections, a New Jersey-based company that offered an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area.

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

In February 2024, due to the lack of working capital to conduct its business, Severance Trucking ceased its operations and no longer conducts any business, and all fixed assets of the Company were voluntarily surrendered to the prior owners. JFK Cartage, the Severance entities, TLSSA, TLSS Ops, Shyp CX, Shyp FX, TLSS-CE, TLSS-FC, and TLSS-STI have all ceased operations since mid-February 2024.

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

Information Systems

Cougar Express, Freight Connections and Severance each used a suite of non-proprietary software programs and other technologies to manage dispatching of vehicles, employees, DOT compliance, vehicle maintenance, and scheduling. However, subsequent to the cessation of these operations and for reasons of nonpayment due to the Company’s insolvency, such information systems are no longer available to the Company.

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

Due to our inability to secure the requisite operating capital to meet our obligations, we ceased operations in the first quarter of 2024. Multiple of our operating subsidiaries have filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code and the remaining former operating subsidiaries and the Company remain insolvent. In order to pursue a possible go-forward restructuring plan, the Company must maintain its compliance with its periodic reporting obligations. Our limited operating history and our proposed restructuring is subject to numerous risks, uncertainties, expenses, and difficulties associated with an insolvent company. Such risks include, but are not limited to:

●	the absence of a significant operating history;
●	an inability to raise capital to continue to maintain compliance with our periodic reporting obligations, fund ongoing costs, restructure the Company’s business, and/or secure a new business opportunity;
●	the inability to negotiate a satisfactory restructuring of our debts and obligations with creditors;
●	expected continual losses for the foreseeable future; and
●	reliance on key personnel.

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

We currently do not have a sufficiently staffed accounting and finance function to maintain internal control systems adequate to meet the demands that are placed upon us as a public company. As a result, we have been unable to report our financial results accurately or in a timely manner and our business and stock price, assuming that a market for our stock develops, has suffered, and may continue to suffer. The costs of being a public company, as well as the lack of management depth, may have a material adverse effect on our future business and financial condition.

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

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary because of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements may be substantial and will depend on many factors including:

●	revenue received from sales and operations, if any, in the future;
●	the cost of merger, acquisitions, or new business opportunity; and
●	the costs associated with being a public company.

Raising capital in the future could cause dilution to our existing stockholders or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends.

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

Because our business required the storage, transmission and utilization of consumer and customer information, we were routinely the target of attempted cybersecurity and other security threats by technically sophisticated and well-resourced outside third parties, among others, attempting to access or steal the data we store. We operated in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting security vulnerabilities or sophisticated attack methods. These threats include social engineering attacks, phishing attacks, and other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. In addition, increased attention on and use of artificial intelligence increases the risk of cyber-attacks and data breaches, which can occur more quickly and evolve more rapidly when artificial intelligence is used. Further, use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.

Cybersecurity breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, significant litigation, regulatory fines, penalties, loss of customers or reputational damage, indemnity obligations and other liability. There is no assurance that the programs, technologies, and processes that we had in place in an effort to maintain the security and protection of our non-public information and that of our customers was fully implemented, complied with or effective. If our cybersecurity measures were breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, sensitive data may have been accessed, stolen, disclosed, or lost, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, disable, or degrade service or to sabotage systems change frequently and generally are not recognized until launched against a target, or even for some time after, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Because a successful breach of our computer systems, software, networks, or other technology asset could occur and persist for an extended period of time before being detected, we may not be able to immediately address the consequences of a cybersecurity incident.

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Historically, we have primarily funded our operations with proceeds from sales of convertible debt, notes, and convertible preferred stock. Since our inception, we have incurred recurring losses, including a net loss of $3,824,470 and $14,264,646 for the years ended December 31, 2024 and 2023, respectively. Until such time that we implement business operations, either internally or through an acquisition, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. These losses may increase, and we may never achieve profitability for a variety of reasons, including due to a lack of revenue generating operations, and other factors described elsewhere in this “Risk Factors” section.

As of April 11, 2025 and December 31, 2024, we had a cash balance of $96,602 and $177,257, respectively. Our cash balance as of April 11, 2025, will not be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report and we will need to raise additional working capital.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, our management team identified material weaknesses relating to, among other matters:

●	We currently lack multiple levels of management review on complex business, accounting, and financial reporting issues; and
●	We currently lack adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

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

To prepare consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	the valuation of accounts receivable;
●	the useful life of property and equipment; the valuation of intangible assets;
●	the valuation of right of use asset and related liability;
●	the valuation of assets acquired and liabilities assumed;
●	assumptions used in assessing impairment of long-lived assets;
●	valuation of assets and liabilities of discontinued operations;
●	estimates of current and deferred income taxes and deferred tax valuation allowances;
●	the fair value of non-cash equity transactions; and
●	the value of claims against the Company.

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

Due to our ceasing of operations, we may currently have nominal operations with our assets consisting mostly of cash, and/or cash equivalents. Accordingly, we may be deemed a “shell company” as defined in Rule 12b-2 of the 34 Act. If we are deemed a “shell” company, until we are no longer a “shell company,” for twelve months, holders of our common stock holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

Conversion and/or exercise of our preferred stock and/or warrants, has, and is likely to continue to dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes and preferred stock or exercised their warrants, and has and may continue to depress the price of our common stock, and may impede our ability to raise funds in the future.

In conjunction with capital raising efforts during 2022 and 2021, the Company made commitments to stockholders, preferred stockholders, and warrant holders to issue, or keep available for issuance, additional shares of common stock of the Company. On December 31, 2024 and 2023, the closing trading price of our common stock as quoted on the OTC PINK was $0.0001 and $0.0008, respectively. Anti-dilution protection features contained in our preferred stock securities purchase agreements and warrants only provide for one-way adjustment. If we issue or sell, or are deemed to have issued or sold, additional shares of common stock, options, warrants of convertible instruments, other than certain exempt issuances, for a consideration per share (the “Base Share Price”) less than a price equal to the conversion price in effect immediately prior to such issuance or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the Base Share Price. As a result, the existing stockholders, including holders who earlier converted their notes or preferred stock, or exercised their warrants, will continue to be subject to substantial dilution.

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

Our shares of common stock are currently quoted on the OTC PINK and there is a limited trading market for our common stock.

We were previously quoted on the OTC PINK beginning on August 21, 2022, but were downgraded to the OTC Expert Market on July 17, 2024. As of February 26, 2025, our shares of common stock resumed trading on the OTC PINK.

There is currently a trading market for our common stock, but our common stock has traded in recent years only on a limited basis. Although there is a trading market for our common stock, there are no assurances that trading activity or volume will be sustained or will increase.

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

We may sell securities in the public or private equity markets if and when conditions are favorable, or at prices per share below the current market price of our common stock, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our shares and our ability to raise capital. We may issue additional shares of common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants, and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. Moreover, sales of substantial amounts of shares in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price of our common stock, and make it more difficult for us to raise additional capital. In addition, we have existing series of preferred stock outstanding that, if converted into shares of our common stock, would cause additional dilution to our existing stockholders. In future offerings, we may also be required to grant potential investors new securities rights, preferences, or privileges senior to those possessed by our then-existing stockholders to induce them to invest in our company. The issuance of these senior securities may adversely affect the holders of our common stock as a result of preferential dividend and liquidation rights over the common stock and dilution of the voting power of the common stock.

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

Item 2. Properties.

Our principal executive offices are located in the United States at 5500 Military Trail, Suite 22-357, Jupiter, Florida 33458.

Due to the discontinuation of all of our operating businesses, we abandoned all leases related to properties used by Freight Connections, Severance, Cougar Express and JFK Cartage. Accordingly, during the year ended December 31, 2023, we wrote off the remaining balance of these right of use assets of Severance, Cougar Express and JFK Cartage and recorded a loss on lease abandonment of $2,127,807. Additionally, in connection with the deconsolidation of Freight Connections, we wrote off the remaining right of use asset balances of $7,774,566, which was part of loss on deconsolidation of subsidiary. These losses are included in loss from discontinued operations.

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

On February 9, 2021, the Company filed its answer, defenses, and counterclaims in this action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also avers, in its counterclaims, that SLS owes the Company damages in excess of the $42,000 sought in the main action because SLS was at least grossly negligent in any due diligence it undertook before recommending that the Company acquire Prime EFS LLC in June 2018. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. On February 20, 2025, pursuant to a Stipulation of Dismissal with Prejudice, the Court entered a final order of dismissal with prejudice and dismissed the action with prejudice.

Shareholder Derivative Action

On June 25, 2020, the Company was served with a putative stockholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the “Court”) captioned SCS, LLC, derivatively on behalf of Transportation and Logistics Systems, Inc. v. John Mercadante, Jr., Douglas Cerny, Sebastian Giordano, Ascentaur LLC and Transportation and Logistics Systems, Inc. The action has been assigned Case No. 2020-CA-006581.

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

On January 31, 2025, Plaintiff and TLSS, Shypdirect, and Prime EFS executed a binding term sheet which settled the matter with no liability on the part of TLSS, Shypdirect or Prime EFS and requires that a Stipulation of Dismissal will be filed with the court which dismisses all claims with prejudice. On February 10, 2025, the trial proceeding scheduled for February 10, 2025, was cancelled. On March 31, 2025, a Stipulation of Dismissal with Prejudice was filed with the Court in which it was stipulated and agreed that the Plaintiff’s Complaint and any and all other Crossclaims, Counterclaims, and/or Third-Party Claims are dismissed with prejudice and without costs by and between all parties.

Maria Lugo v. JFK Cartage

The Company’s JFK Cartage, Inc. subsidiary is one of three defendants in an action captioned Maria Lugo v. JFK Cartage, Inc. d/b/a Fifth Dimension Logistix, Joan Ton, individually, and Chris Bartley, individually. The case is pending in Supreme Court, State of New York, Queens County, Index No. 704862/2022.

In this action, which was filed March 4, 2022, a former employee of JFK Cartage alleges that she suffered discrimination and retaliation in violation of the New York City Human Rights Law and the New York State Human Rights Law. The former employee alleges that on December 28, 2021, she had Covid-19 symptoms, advised the defendants she was feeling ill and went home early to take a home test. She further alleges that on December 30, 2021, she tested positive for Covid-19 and informed defendants she had to isolate for 10 days. Plaintiff alleges that she returned to work on January 7, 2022, but that her employment was terminated later that day by defendant Bartley who “questioned the authenticity of the at-home test, accusing her of fraud.” Plaintiff claims her employment “was terminated due to her disability (a Covid-19 infection) and in retaliation for her requesting reasonable accommodation for the illness she suffered.” She seeks unspecified compensatory damages, including lost pay and benefits, punitive damages, and attorneys’ fees.

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

Elaine Pryor v. Rocio Perez, et al.

The Company’s Freight Connections, Inc. subsidiary (“FCI”), which was deconsolidated from TLSS operations as of December 1, 2023, was one of three named defendants in an action captioned Elaine Pryor v. Rocio Perez, North Trucking & Logistics, LLC and Freight Connections, Inc. in the Superior Court of New Jersey, Essex County, Docket No. ESX-L-5147-18.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of December 31, 2024 and December 31, 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated; and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,570.58 in compensatory damages, $11,027.13 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome.

Other than discussed above, as of the date of this Annual Report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was quoted on the OTC PINK under the symbol “TLSS” from August 21, 2022 until July 17, 2024, when our common stock was moved to the OTC Experts Market. Since February 26, 2025, our common stock resumed trading on the OTC PINK. Trading in OTC Expert Market stocks can be volatile, sporadic, and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. The following table reflects the high and low bid price for our common stock for the period indicated. The bid information for our common stock can be obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
Year ended December 31, 2025	First	$0.0002	$0.0001

	Quarter	High	Low
Year ended December 31, 2024	First	$0.0009	$0.0001
	Second	$0.0002	$0.0000
	Third	$0.0002	$0.0000
	Fourth	$0.0001	$0.0000

	Quarter	High	Low
Year ended December 31, 2023	First	$0.0076	$0.0036
	Second	$0.0050	$0.0033
	Third	$0.0036	$0.0008
	Fourth	$0.0010	$0.0005

Holders

As of April 11, 2025, there were 100 record holders of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

TLSS is a publicly-traded holding company whose common stock had been quoted on the OTC PINK since August 21, 2022, but was removed from the OTC PINK and listed on the OTC Expert Market on July 17, 2024. As of February 26, 2025, our shares of common stock resumed trading on the OTC PINK.

The Company ceased all remaining operations as of mid-February 2024. Prior to that, the Company and its Subsidiaries provided a full suite of asset-based logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. An asset-based delivery company, as compared to a non-asset-based delivery company, owns the majority of its transportation equipment, and employs the majority of its drivers. The Company and its Subsidiaries operated several warehouse locations located in New York, New Jersey, Connecticut, and Massachusetts.

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

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of this Annual Report, the Company continues to remain insolvent and as a result, has been unable to timely meet its annual and quarterly periodic reporting obligations under the 34 Act. The Company has obtained financing to enable it to complete the audit of the financial statements for this Annual Report. Following the filing of this Annual Report, we intend to continue working to complete the necessary interim financial statements and timely file the 2025 Quarterly Reports; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the 2025 Quarterly Reports.

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

For the year ended December 31, 2024 compared with the year ended December 31, 2023

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
Revenues	$-	$-
Operating expenses	1,873,250	2,458,141
Loss from operations	(1,873,250)	(2,458,141)
Other (expenses) income, net	(232,711)	(68,060)
Loss from continuing operations	(2,105,961)	(2,526,201)
Loss from discontinued operations	(1,718,509)	(11,738,445)
Net loss	(3,824,470)	(14,264,646)
Deemed and accrued dividends	(310,268)	(558,553)
Net loss attributable to common stockholders	$(4,134,738)	$(14,823,199)

Results of Operations

Revenue

For the years ended December 31, 2024 and 2023, total revenue is reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our consolidated financial statements.

Operating Expenses

For the year ended December 31, 2024, total operating expenses amounted to $1,873,250 as compared to $2,458,141 for the year ended December 31, 2023, a decrease of $584,891, or 23.8%, as reflected in the accompanying chart and described more fully below.

For the years ended December 31, 2024 and 2023, operating expenses consisted of the following:

	For the Year Ended December 31,
	2024	2023
Compensation and related benefits	$1,153,076	$1,270,883
Legal and professional fees	590,695	983,868
General and administrative expenses	129,479	353,390
Contingency loss (gain)	-	(150,000)
Total Operating Expenses	$1,873,250	$2,458,141

Compensation and related benefits

For the year ended December 31, 2024, compensation and related benefits amounted to $1,153,076 as compared to $1,270,883 for the year ended December 31, 2023, a decrease of $117,807, or 9.3%. During the year ended December 31, 2024, the overall decrease in compensation and related benefits as compared to the year ended December 31, 2023 was primarily attributable to a decrease in compensation paid to significant employees, including the departure of our chief financial officer in October 2023, a decrease in administrative staff due to lack of working capital, and a decrease in stock-based compensation of $316,197. These decreases were offset by an increase of $400,000 related to the 2024 accrual of a severance payment due to our chief executive officer pursuant to his employment agreement.

Legal and professional fees

For the year ended December 31, 2024, legal and professional fees were $590,695 as compared to $983,868 for the year ended December 31, 2023, a decrease of $393,173, or 40.0%, which was primarily attributable to a decrease in legal fees of $278,911, a decrease in accounting and auditing fees of $23,841 and a net decrease in other professional fees of $90,421.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses. For the year ended December 31, 2024, general and administrative expenses were $129,479 as compared to $353,390 for the year ended December 31, 2023, a decrease of $233,911, or 63.4%. The decrease was primarily attributable to a decrease in insurance expense related to directors’ and officers’ insurance and a net decrease in other general and administrative expenses.

Contingency gain

For the year ended December 31, 2024, contingency gain amounted to $0 as compared to a contingency gain of $150,000 for the year ended December 31, 2023, a decrease of $150,000, or 100.0%. In connection with the finalization of the assignment for the benefit of creditors executed between Prime EFS and Shypdirect, in 2022, Terri Jane Freedman, as assignee, had demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. During 2023, we negotiated this amount and settled on a payment of $50,000. Accordingly, during the year ended December 31, 2023, we recorded a contingency gain of $150,000. As of both December 31, 2024 and 2023, accrued expenses related to this settlement amounted to $50,000, which is included in accrued expenses on the accompanying consolidated balance sheets.

Loss from operations

For the year ended December 31, 2024, loss from operations amounted to $1,873,250 as compared to $2,458,141 for the year ended December 31, 2023, a decrease of $584,891, or 23.8%, primarily due to: (i) decreases in legal and professional fees of expenses of $393,173; (ii) general and administrative expenses of $223,911; and (iii) compensation and other benefits of $117,807, which decrease was partially offset by a $150,000 decrease in the contingency gain attributable to reduced settlement amount as discussed above.

Other (expenses) income, net

Total other income (expenses) includes interest income, interest expense, and gain on deconsolidation of subsidiaries. For the years ended December 31, 2024 and 2023, other income (expenses) consisted of the following:

	For the Year Ended December 31,
	2024	2023
Interest income	$-	$992
Interest expense	(11,453)	(10,160)
Interest expense – related parties	(221,258)	(68,875)
Gain on sale of subsidiary	-	9,983
Total Other Expenses, net	$(232,711)	$(68,060)

For the year ended December 31, 2024 and 2023, interest income was $0 and $992, respectively, a decrease of $992, or 100.0% due to lower cash balances in 2024 as compared to 2023.

For the year ended December 31, 2024 and 2023, aggregate interest expense was $232,711 and $79,035, respectively, an increase of $153,676, or 194.4%. The increase in interest expense was primarily attributable to an increase in related party and third party notes payable.

During the year ended December 31, 2024 and 2023, we recorded a gain from the sale of assets of our subsidiary of $0 and $9,983, respectively, a decrease of $9,983, or 100.0%. The gain from the sale of assets the year ended December 31, 2023 was recorded to reflect miscellaneous post-closing adjustments on the 2022 sale of assets of our former Shyp FX subsidiary.

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

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2024 and 2023 related to discontinued operations.

	For the Year Ended December 31,
	2024	2023
Revenues	$1,371,993	$19,619,681
Cost of revenues	1,452,171	14,278,251
Gross profit (loss)	(80,178)	5,341,430
Operating expenses	(1,300,570)	(15,504,921)
Other expenses, net	(337,761)	(1,574,954)
Loss from discontinued operations	$(1,718,509)	$(11,738,445)

During the year ended December 31, 2024, operating expenses of discontinued operations included an impairment loss of $555,628 from the write down of property and equipment. During the year ended December 31, 2023, operating expenses of discontinued operations included an impairment loss of $4,107,226 from the write down of property and equipment, right of use assets, intangible assets and goodwill.

Net loss

Due to factors discussed above, for the year ended December 31, 2024 and 2023, net loss amounted to $3,824,470 and $14,264,646, respectively. For the year ended December 31, 2024, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred”) and shares of the Company’s Series G Convertible Preferred Stock (the “Series G Preferred) of $310,268, amounted to $4,134,738, or $(0.00) per basic and diluted common share. For the year ended December 31, 2023, net loss attributable to common stockholders, which included dividends accrued on the Series E Preferred and the Series G Preferred of $558,553, amounted to $14,823,199, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2024, and 2023 we had a cash balance of $177,257 and $218,152, respectively. Our working capital deficit was $11,892,017 and $7,997,436 on December 31, 2024 and 2023, respectively. We reported a net decrease in cash for the year ended December 31, 2024 of $40,895 primarily as a result of cash used in operations of $386,699 and the repayment of notes payable of $346,034, which were partially offset by net cash proceeds received from notes payable of $300,000 and proceeds from related party notes payable of $391,838.

As of April 11, 2025, the Company had $96,602 in cash, consisting of: (i) $75,671 remaining from the issuance of an unsecured two (2) promissory notes in March 2025 in the aggregate principal amount of $175,000 and (ii) $20,931 related to Severance Trucking.

Although we had historically raised capital from sales of shares of common stock, the sale of the Series E Preferred and the Series G Preferred, and from the issuance of convertible promissory notes and notes payable, the Company, in mid-February 2024, was unable to raise additional capital or secure additional lending to meet its debt and liability obligations and, as a result, the Company had to cease its remaining operations.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $3,824,470 and $14,264,646 for the years ended December 31, 2024 and 2023, respectively. The net cash used in operations was $386,699 and $2,812,443 for the years ended December 31, 2024 and 2023, respectively. Additionally, we had an accumulated deficit and working capital deficit of $146,468,036 and $142,333,298, on December 31, 2024 and 2023, respectively. These factors, in addition to the cessation of all operations, raises substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Annual Report.

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

If the Company defaults on the August 2024 Notes, the 2024 Lenders have the right to demand repayment of the August 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the August Notes outstanding, including any accrued but unpaid interest. On February 10, 2025, the August 2024 Notes were amended to extend the due date for the outstanding principal and interest of the August 2024 Notes from February 12, 2025 to August 12, 2025.

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

Similar to the August 2024 Notes, if the Company defaults on the October 2024 Notes, the 2024 Lenders have the right to demand repayment of the October 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the October Notes outstanding, including any accrued but unpaid interest. On April 9, 2025 the October 2024 Notes were amended to extend the due date for the outstanding principal and interest of the October 2024 Notes from April 9, 2025, to August 12, 2025.

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

On March 10, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $100,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to C/M Capital Master Fund, LP ( “C/M Capital”) and on March 25, 2025, the Company issued a second unsecured non-convertible promissory note in the principal amount of $75,000, with interest at the rate of 10% per annum accruing and due at maturity in six months to C/M Capital. These notes and herein referred to as the “March 2025 Notes”. The March 2025 Notes were for the primary purpose of funding a portion of the costs related to: (i) the completion of the Company’s 2024 annual financial statements and audit by the Company’s independent auditor and 2025 first quarter financial statements and independent auditor review; (ii) preparation and submission of any requisite filings with the SEC and the OTC PINK; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The Company may repay the March 2025 Notes upon maturity or prior to maturity with the mutual agreement of C/M Capital. The March 2025 Notes also contain customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the March 2025 Note when due at maturity or otherwise, failure to satisfy any covenant in the March 2025 Notes or other agreements between the Company and the Lender or any other creditor, breach of representations and warranties set forth in the March 2025 Notes or any transaction document executed contemporaneously with the March 2025 Notes, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the March 2025 Notes, the Lender has the right to demand repayment of the March 2025 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the March 2025 Notes outstanding, including any accrued but unpaid interest. C/M Capital may then, at its sole discretion, declare the entire then-outstanding principal amount of the March 2025 Notes and any accrued but unpaid interest due thereunder immediately due and payable, in which event C/M Capital may, at its sole discretion, take any action it deems necessary to recover amounts due under the March 2025 Notes.

Management cannot provide assurance that we will remain current in our SEC filings, successfully restructure our debts and liabilities, find a new business opportunity, achieve profitable operations, become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund the Company in the future and to pay our debt obligations. Although we have historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company would need to filing bankruptcy. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2024 amounted to $386,699. During the year ended December 31, 2024, net cash used in operating activities was primarily attributable to a net loss of $3,824,470, adjusted for the add back (reduction) of non-cash items such as depreciation and amortization expense of $39,018, non-cash impairment loss from discontinued operations of $555,628, and non-cash stock based compensation of $111,949, which were offset by credit loss recovery of $3,937 and non-cash gain from the deconsolidation of subsidiaries of $158,347 and changes in operating assets and liabilities as a result of decreases in accounts payable and accrued expenses of $963,079, accrued compensation and related benefits of $831,099, accounts receivable of $636,647, prepaid expenses and other current assets of $235,222, accrued expenses – related parties of $221,258, and security deposit of $6,155.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2024 amounted to $0.

Net cash used in investing activities for the year ended December 31, 2023 amounted to $770,759 and consisted of net cash used for acquisitions of $713,586, and cash used for the purchase on transportation equipment of $519,644 offset by cash proceeds from a note receivable of $255,000 and the cash received from acquisitions of $207,471.

Financing activities

For the year ended December 31, 2024, net cash provided by financing activities totaled $345,804. During the year ended December 31, 2024, we received cash proceeds of $391,838 from notes payable from related parties and $300,000 from notes payable from unrelated third parties, which were offset by the repayment of notes payable of $346,034.

For the year ended December 31, 2023, net cash provided by financing activities totaled $2,330,547. During the year ended December 31, 2023, we received cash proceeds of $1,160,000 from notes payable from related parties, $997,092 from notes payable from unrelated third parties and $619,111 from the exercise of warrants, which were offset by the repayment of notes payable of $445,656.

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

DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Transportation and Logistics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transportation and Logistics Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and cash used in operations of $3,824,470 and $386,699, respectively for the year ended December 31, 2024. Additionally, the Company had an accumulated deficit and working capital deficit of $146,468,036 and $11,892,017, respectively, on December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

April 15, 2025

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash	$177,257	$218,152
Prepaid expenses and other current assets	1,260	84,421
Assets of discontinued operations	419	1,857,193

Total Current Assets	178,936	2,159,766

TOTAL ASSETS	$178,936	$2,159,766

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$300,000	$-
Notes payable - related parties	1,547,838	1,160,000
Accounts payable	1,167,795	852,005
Accrued expenses	1,188,485	957,201
Accrued expenses - related parties	290,133	68,875
Accrued compensation and related benefits	906,099	75,000
Liabilities of discontinued operations	6,670,603	7,044,121

Total Current Liabilities	12,070,953	10,157,202

Total Liabilities	12,070,953	10,157,202

Commitments and Contingencies (See Note 8)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at December 31, 2024 and 2023 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at December 31, 2024 and 2023 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at December 31, 2024 and 2023 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 406,500 and 475,500 shares issued and outstanding at December 31, 2024 and 2023, respectively ($10.00 per share liquidation value)	407	476
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at December 31, 2024 and 2023 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,889,437,474 and 4,481,102,346 shares issued and outstanding at December 31, 2024 and 2023, respectively	5,889,437	4,481,102
Additional paid-in capital	128,686,122	129,854,231
Accumulated deficit	(146,468,036)	(142,333,298)

Total Shareholders’ Deficit	(11,892,017)	(7,997,436)

Total Liabilities and Shareholders’ Deficit	$178,936	$2,159,766

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	1,153,076	1,270,883
Legal and professional fees	590,695	983,868
General and administrative expenses	129,479	353,390
Contingency gain	-	(150,000)

Total Operating Expenses	1,873,250	2,458,141

LOSS FROM OPERATIONS	(1,873,250)	(2,458,141)

OTHER INCOME (EXPENSES):
Interest income	-	992
Interest expense	(11,453)	(10,160)
Interest expense - related parties	(221,258)	(68,875)
Gain on sale of subsidiary	-	9,983

Total Other Expenses, net	(232,711)	(68,060)

LOSS BEFORE INCOME TAXES	(2,105,961)	(2,526,201)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(2,105,961)	(2,526,201)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(1,718,509)	(11,738,445)

LOSS FROM DISCONTINUED OPERATIONS	(1,718,509)	(11,738,445)

NET LOSS	(3,824,470)	(14,264,646)

Deemed and accrued dividends	(310,268)	(558,553)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,134,738)	$(14,823,199)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss per share from continuing operations -basic and diluted	$(0.00)	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,531,600,368	4,043,831,320

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	21,418	$21	575,000	$575	32,374	$32	3,636,691,682	$3,636,692	$129,372,841	$(127,510,099)	$5,500,062

Common stock issued for conversion of Series G preferred shares	-	-	(99,500)	(99)	-	-	501,923,275	501,924	(426,858)	-	74,967

Common stock issued for services and future services	-	-	-	-	-	-	34,170,054	34,169	(34,169)	-	-

Cancellation of common stock issued for services due to non-vesting	-	-	-	-	-	-	(1,238,095)	(1,238)	1,238	-	-

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	428,146	-	428,146

Common stock issued for warrant exercises	-	-	-	-	-	-	309,555,430	309,555	309,556	-	619,111

Deemed and accrued dividends	-	-	-	-	-	-	-	-	203,477	(558,553)	(355,076)

Net loss	-	-	-	-	-	-	-	-	-	(14,264,646)	(14,264,646)

Balance, December 31, 2023	21,418	21	475,500	476	32,374	32	4,481,102,346	4,481,102	129,854,231	(142,333,298)	(7,997,436)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	111,949	-	111,949

Common stock issued for conversion of Series G preferred shares	-	-	(69,000)	(69)	-	-	1,408,335,128	1,408,335	(1,280,058)	-	128,208

Dividends accrued	-	-	-	-	-	-	-	-	-	(310,268)	(310,268)

Net loss	-	-	-	-	-	-	-	-	-	(3,824,470)	(3,824,470)

Balance, December 31, 2024	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(146,468,036)	$(11,892,017)

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,824,470)	$(14,264,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	39,018	1,487,813
Stock-based compensation	111,949	428,146
Impairment loss - discontinued operations	555,628	4,107,226
Gain on deconsolidation of subsidiary - discontinued operations	(158,347)	391,558
Loss on disposal or sale of property and equipment	-	88,995
Lease costs - discontinued operations	-	547,428
(Recovery from) allowance for credit losses (recovery) - discontinued operations	(3,937)	397,346
Change in operating assets and liabilities:
Accounts receivable	636,647	991,985
Prepaid expenses and other current assets	235,222	32,244
Security deposit	6,155	(89,171)
Accounts payable and accrued expenses	963,079	3,077,389
Accrued expenses - related parties	221,258	68,875
Accrued compensation and related benefits	831,099	(77,631)

NET CASH USED IN OPERATING ACTIVITIES	(386,699)	(2,812,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(519,644)
Proceeds from repayment of note receivable	-	255,000
Cash acquired in acquisition	-	207,471
Cash used for acquisition	-	(713,586)

NET CASH USED IN INVESTING ACTIVITIES	-	(770,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	-	619,111
Proceeds from notes payable	300,000	997,092
Proceeds from notes payable - related parties	387,838	1,160,000
Proceeds from notes payable - related parties - discontinued operations	4,000	-
Repayment of notes payable	(346,034)	(445,656)

NET CASH PROVIDED BY FINANCING ACTIVITIES	345,804	2,330,547

NET DECREASE IN CASH	(40,895)	(1,252,655)

CASH, beginning of year	218,152	1,470,807

CASH, end of year	$177,257	$218,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,768	$10,160
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series G preferred stock and accrued dividends to common stock	$128,208	$74,967
Accrual of preferred stock dividends	$310,268	$355,076
Issuance of common stock for future services	$-	$34,169
Increase in right of use assets and lease liabilities	$-	$3,958,260
Reclassification of right of use assets to property and equipment	$-	$160,236
Cancellation of common stock issued for services due to non-vesting	$-	$1,238

ACQUISITIONS:
Assets acquired:
Accounts receivable	$-	$836,886
Prepaid expenses	-	18,455
Property and equipment	-	1,186,198
Right of use assets	-	457,239
Security deposits	-	7,000
Intangible assets	-	430,151
Total assets acquired	-	2,935,929
Less: liabilities assumed:
Accounts payable	-	211,303
Accrued expenses	-	12,702
Accrued compensation and related benefits	-	152,631
Notes payable	-	1,595,939
Lease liabilities	-	457,239
Total liabilities assumed	-	2,429,814
Net assets acquired (liabilities) assumed	$-	$506,115

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut, and Massachusetts. The subsidiaries of the Company during the years ended December 31, 2024 and 2023 include: Cougar Express, Inc. (“Cougar Express”) through date of deconsolidation of February 27, 2024; Freight Connections, Inc. (“Freight Connections”) through date of deconsolidation of December 1, 2023; JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); TLSS-FC, Inc. (“TLSS-FC”); and TLSS-STI, Inc. (“TLSS-STI”).

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. For the years ended December 31, 2024 and 2023, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these consolidated financial statements, TLSS-CE, which owns 100% of the stock of Cougar Express, has not filed for bankruptcy.

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

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates (See Note 3). In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the years ended December 31, 2024 and 2023, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of the issuance of these consolidated financial statements the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the consolidated financial statements for the years ended December 31, 2024 and 2023.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On February 16, 2024, Severance Trucking, along with Cougar Express and JFK Cartage, ceased all operations and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024. On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of the issuance of these consolidated financial statements, the Company continues to remain insolvent and as a result, has been unable to timely meet its annual and quarterly periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”). The Company obtained financing to enable it to complete the audit of the financial statements included in its Annual Report on Form 10-K (the “Annual Report”). Following the filing of the Annual Report, the Company intends on working to complete the necessary interim financial statements and timely file the Quarterly Reports on Form 10-Q due in the 2025 calendar year (the “2025 Quarterly Reports”); however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the 2025 Quarterly Reports.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,824,470 and $14,264,646 for the years ended December 31, 2024 and 2023, respectively. The net cash used in operations was $386,699 and $2,812,443 for the years ended December 31, 2024 and 2023, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $146,468,036 and $11,892,017, respectively, on December 31, 2024. Furthermore, as of February 2024, the Company ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Annual Report. The Company is evaluating a possible restructuring of its existing debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On December 31, 2024, the Company had no cash in the bank in excess of FDIC insured levels.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2024. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of December 31, 2024 and 2023, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On December 31, 2024 and 2023, the Company did not have any cash equivalents.

Accounts receivable and notes receivable

Accounts receivable was presented net of an allowance for credit losses. The Company maintains allowances for credit losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances along with general reserves for current accounts receivable that are projected to become uncollectable. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

On October 31, 2022, the Company entered into a promissory note receivable with Recommerce Group, Inc (“Recommerce”), a third party, in the amount of $283,333. In connection with the note receivable, the Company disbursed $255,000 to Recommerce, which is net of an original issue discount of 10%, or $28,333. The promissory note bore interest at the rate of 6% per annum and matured on December 31, 2022. On December 31, 2022, the outstanding amount owed under the note receivable amounted to $283,333 and the outstanding accrued interest owed under the note receivable amounted to $2,833. In January 2023, Recommerce repaid this note receivable in full, plus all interest due.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Other intangibles, net consisted of covenants not to compete and customer relationships. All intangible assets determined to have finite lives were amortized over their estimated useful lives. The useful life of an intangible asset was the period over which the asset is expected to contribute directly or indirectly to future cash flows. In connection with the discontinuation of the Company’s logistic and transportation business, all intangible assets and goodwill were either impaired or deconsolidated and any such impairment is included in discontinued operations for the years ended December 31, 2024 and 2023.

See Note 10 – Discontinued Operations for additional information regarding intangible assets and goodwill.

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of December 31, 2024 and 2023. Currently, all leased premises have been abandoned (see Note 10).

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

Segment reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates as a single operating and reporting segment, reflecting our sole focus of seeking new business opportunities. Our Chief Executive Officer serves as the Chief Operating Decision Maker (CODM), responsible for assessing the Company’s performance and making resource allocation decisions. The CODM evaluates financial information on a consolidated basis, focusing on key metrics such as general and administrative expenses, and other income/expenses. The CODM allocates resources based on the Company’s available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its business activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The measure of segment assets is reported on the balance sheet as total assets. Disaggregated profit or loss information at the program or functional level is not regularly provided to or relied upon by the CODM, as our integrated operating model emphasizes shared resources and centralized decision-making.

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

For the years ended December 31, 2024 and 2023, all revenues and cost of revenues are included in discontinued operations.

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive shares of common stock consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for Series E, G and H preferred shares (using the as-if converted method). These common stock equivalents may be dilutive in the future.

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the years ended December 31, 2024 and 2023 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	December 31, 2024	December 31, 2023
Stock warrants	946,171,489	948,452,679
Stock options	-	80,000
Series E convertible preferred stock	95,238,667	95,238,667
Series G convertible preferred stock	2,032,500,000	2,377,500,000
Series H convertible preferred stock	323,740,000	323,740,000
	3,397,650,156	3,745,011,346

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – ACQUISITION

Acquisition

2023

Effective January 31, 2023, TLSS-STI acquired all of the outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together offered less-than-truckload (LTL) trucking services throughout New England. The total purchase price was $2,250,000 plus closing expenses of $36,525, as adjusted. In exchange for the outstanding stock of the Severance entities, TLSS-STI (i) paid $713,586 in cash, and (ii) issued a $1,572,939 secured promissory note, with interest accruing at the rate of 12% per annum (See Note 10 – Discontinued Operations). The entire unpaid principal under the note, was due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. On November 8, 2023, the Company and the sellers agreed to, among other things, (a) reduce the principal amount of the secured promissory note by $171,887, (b) extend the maturity date of the secured promissory note from August 1, 2024 to February 1, 2025, and (c) adjust the payment schedule of the secured promissory note. The promissory note was secured solely by the assets of the Severance entities and a corporate guaranty from TLSS.

In February 2024, due to the lack of working capital to conduct its business, the Severance entities ceased operations and no longer conducts any business, and all fixed assets of the Severance entities were voluntarily surrendered to the prior owners. For the years ended December 31, 2024 and 2023, all activities and balances of the Severance entities are included as part of discontinued operations on the consolidated financial statements (See Note 10 – Discontinued Operations). As of the date of this filing, neither Severance Trucking, Severance Warehouse nor McGrath have filed bankruptcy.

The assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date and were subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates were inherently uncertain and were subject to refinement. Management developed estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to intangible assets. Based upon the preliminary purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

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

DECEMBER 31, 2024 AND 2023

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

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

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to John Mercadante (“Mr. Mercadante”), a Director of the Company, in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note will mature one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025 and February 21, 2025, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 6, 2024 and February 15, 2024 to John Mercadante in the principal amount of $64,534 and $319,195, respectively, and were due on February 6, 2025 and February 15, 2025, respectively. As such, the interest rate on such notes was increased to 17% per annum as of February 7, 2025 and February 15, 2025, respectively.

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

As of December 31, 2024 and 2023, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,160,000, respectively, were outstanding. As of December 31, 2024 and 2023, the aggregate accrued interest payable to related parties amounted to $290,133 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, interest expense – related parties amounted to $221,258 and $68,875, respectively.

See Note 12 – Subsequent Events for subsequent related party note defaults.

NOTE 5 – NOTE PAYABLE

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

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024 and 2023, aggregate notes payable in the principal amounts of $300,000 and $0, respectively, were outstanding.

See Note 12 – Subsequent Events for subsequent extension of note payable maturity date.

NOTE 6– STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of December 31, 2024 and 2023, there were no Series B preferred stock issued or outstanding.

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

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024 and 2023, no shares of Series D Preferred were outstanding.

Series E preferred stock

On October 6, 2020, the Board filed the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Series E COD”) with the Secretary of State of the State of Nevada designating 562,250 shares of preferred stock as Series E Convertible Preferred Stock (the “Series E Preferred”).

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series E Stated Value plus all unpaid accrued and accumulated dividends thereon. As of December 31, 2024 and December 31, 2023, the Company has accrued dividends of $191,104 and $178,235, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

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

DECEMBER 31, 2024 AND 2023

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

During the years ended December 31, 2024 and 2023, there were no conversions of shares of Series E Preferred.

As of December 31, 2024 and 2023, 21,418 shares of Series E Preferred were issued and outstanding.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

From and after the original issuance date, cumulative dividends on each share of Series G Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series G Stated Value plus all unpaid accrued and accumulated dividends thereon. As of December 31, 2024 and 2023, the Company has accrued dividends of $785,845 and $620,975, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

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

Under the terms of the Series G Preferred, if the Company issues or sells (or is deemed to have issued or sold) additional shares of common stock for a price-per-share that is less than the price equal to the conversion price of the Series G Preferred held by the holders of the Series G Preferred immediately prior to such issuance, then the conversion price of the Series G Preferred will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $0.002 per share, the conversion price for all 406,500 remaining outstanding Series G Preferred shall henceforth be $0.002 per share.

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

During the year ended December 31, 2024, the Company issued 1,408,335,128 shares of its common stock in connection with the conversion of 69,000 shares of Series G Preferred and accrued dividends payable of $128,208. The conversion ratio was based on the Series G COD.

As of December 31, 2024 and 2023, 406,500 and 475,500 shares of Series G Preferred were issued and outstanding, respectively.

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

DECEMBER 31, 2024 AND 2023

In connection with the acquisitions of Freight Connections, on September 16, 2022, the Company issued 32,374 shares of Series H Preferred. These shares were valued in the amount of $1,910,066 based on the as if converted fair value of the underlying common stock, or $0.0059 per share, based on the quoted closing price of the Company’s common stock on the measurement date.

As of both December 31, 2024 and 2023, 32,374 shares of Series H Preferred were outstanding.

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

In connection with obtaining expeditious stockholder approval of the amendment to its Articles of Incorporation for the Authorized Share Increase Proposal, the Company issued a new series of Series I Preferred having the right to vote and/or consent solely on the Authorized Share Increase Proposal. Solely with respect to the Authorized Share Increase Proposal, the Series I Preferred had voting power equal to 51% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting). The Series I Preferred Stock had no right to vote and/or consent on any matter other than an Authorized Share Increase Proposal. The Series I Preferred was not entitled to participate in any distribution of assets or rights upon any liquidation, dissolution or winding up of the Company, was not convertible into Common Stock, or any other security of the Company, and was not entitled to any dividends or distributions.

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

During the year ended December 31, 2024, the Company issued 1,408,335,128 shares of its common stock in connection with the conversion of 69,000 shares of Series G Preferred and accrued dividends payable of $128,208. The conversion ratio was based on the Series G COD.

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

Shares issued for compensation

On January 3, 2023, the Board granted the former chief operating officer 21,634,615 shares of its common stock which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 5,408,653 shares vesting on March 31, 2023, and 5,408,654 shares vesting each quarter through December 31, 2023. The Company valued these shares of common stock at a fair value of $90,865 and recorded stock-based compensation expense over the one-year vesting period, which is included in the aggregate accretion of stock-based compensation reflected below.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On January 23, 2023, the Company agreed to grant restricted stock awards to three independent members of the Company’s board of directors for an aggregate of 5,454,546 shares of common stock of the Company which were valued at $28,909, or $0.0053 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments with the first installment of 1,363,636 shares vesting on March 31, 2023, and 1,363,636 shares of common stock vesting each quarter through December 31, 2023. In connection with these shares, the Company valued the common stock at a fair value of $28,909 and recorded stock-based compensation expense over the vesting period which is included in the aggregate accretion of stock-based compensation reflected below.

During the year ended December 31, 2023, the Board granted certain employees an aggregate of 7,080,893 shares of its common stock which were valued at $35,000, or $0.0049 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal quarterly installments from the gate of grant. The Company valued these shares of common stock at a fair value of $35,000 and recorded stock-based compensation expense over the one-year vesting period. On July 31, 2023, 1,238,095 non-vested shares were cancelled due to the departure of an employee.

During the years ended December 31, 2024 and 2023, aggregate accretion of stock-based compensation expense on the above granted shares, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $111,949 and $428,146, respectively. Total unrecognized compensation expense related to these vested and unvested shares of common stock on December 31, 2024 amounted to $0.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	91,594,824	$0.011
Granted	34,170,054	0.004
Forfeited	(1,238,095)	(0.005)
Shares vested	(63,463,567)	(0.008)
Non-vested, December 31, 2023	61,063,216	0.011
Shares vested	(61,063,216)	(0.011)
Non-vested, December 31, 2024	-	$-

Warrants

Warrants issued and exercised in connection with Series G Offering

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

Warrant activities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	1,258,008,109	$0.014	3.80	$0
Exercised	(309,555,430)	(0.002)	-	-
Balance Outstanding December 31, 2023	948,452,679	$0.008	2.81	$0
Expired	(2,281,190)	(1.60)	-	-
Balance Outstanding December 31, 2024	946,171,489	$0.004	1.81	$0
Exercisable, December 31, 2024	946,171,489	$0.004	1.81	$0

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Stock options

Stock option activities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	80,000	$8.85	1.33	$-
Granted/Cancelled	-	-	-	-
Balance Outstanding December 31, 2023	80,000	8.85	0.33
Granted/Cancelled	(80,000)	-	-	-
Balance Outstanding December 31, 2024	-	$-	-	$-
Exercisable, December 31, 2024	-	$-	-	$-

NOTE 7 – ASSIGNMENT FOR THE BENEFIT OF CREDITORS

In connection with the finalization of the deeds of assignment for the benefit of creditors, the Assignee demanded a one-time payment of $200,000 to close out the estates of Prime EFS and Shypdirect. Accordingly, during the year ended December 31, 2022, the Company recorded a contingency loss of $200,000 as of December 31, 2022, the Company accrued the potential settlement amount of $200,000 which was included in accrued expenses on the accompanying consolidated balance sheets. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 3, 2023, the Assignee filed with the Court a Notice of Motion for Entry of an Order Approving Stipulation of Settlement Resolving Potential Avoidance Claims Against the Company, Prime EFS and Shypdirect, whereby the Company shall make a payment to the Assignee in the amount of $50,000 on or before December 31, 2023 in full settlement of all claims. On October 27, 2023, the Court approved this settlement. As of December 31, 2024 and 2023, the Company has not paid the $50,000 and as of December 31, 2024 and 2023, the Company has included the $50,000 in accrued expenses on the accompanying consolidated balance sheets, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of December 31, 2024.

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

On February 9, 2021, the Company filed its answer, defenses, and counterclaims in this action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting, interests. The Company also avers, in its counterclaims, that SLS owes the Company damages in excess of the $42,000 sought in the main action because SLS was at least grossly negligent in any due diligence it undertook before recommending that the Company acquire Prime EFS LLC in June 2018. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. On February 20, 2025, pursuant to a Stipulation of Dismissal with Prejudice, the Court entered a final order of dismissal with prejudice and dismissed the action with prejudice.

Shareholder Derivative Action

On June 25, 2020, the Company was served with a putative stockholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the “Court”) captioned SCS, LLC, derivatively on behalf of Transportation and Logistics Systems, Inc. v. John Mercadante, Jr., Douglas Cerny, Sebastian Giordano, Ascentaur LLC and Transportation and Logistics Systems, Inc. The action has been assigned Case No. 2020-CA-006581.

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

DECEMBER 31, 2024 AND 2023

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

On January 31, 2025, Plaintiff and TLSS, Shypdirect, and Prime EFS executed a binding term sheet which settled the matter with no liability on the part of TLSS, Shypdirect or Prime EFS and requires that a Stipulation of Dismissal will be filed with the court which dismisses all claims with prejudice. On February 10, 2025, the trial proceeding scheduled for February 10, 2025, was cancelled. On March 31, 2025, a Stipulation of Dismissal with Prejudice was filed with the Court in which it was stipulated and agreed that the Plaintiff’s Complaint and any and all other Crossclaims, Counterclaims, and/or Third-Party Claims are dismissed with prejudice and without costs by and between all parties.

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

DECEMBER 31, 2024 AND 2023

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

DECEMBER 31, 2024 AND 2023

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

The complaint in this action contained two counts, one for the alleged breach of a $4,544,671.23 secured promissory note executed by FC in Corbisiero’s favor as of the FC Closing Date (the “FC Promissory Note”), and the other for enforcement of a security agreement, also dated as of the FC Closing Date, pursuant to which FC granted Corbiserio a lien and security interest “on all” of FC’s property, assets and rights of every kind (the “FC Security Agreement”). Neither the Company, nor TLSS-FC, is a party to the FC Promissory Note or the FC Security Agreement. In the lawsuit, the Company and TLSS-FC are each denominated a “Nominal Defendant” and the complaint does not seek relief from either entity.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of December 31, 2024 and December 31, 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated; and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,570.58 in compensatory damages, $11,027.13 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome.

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

On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, beginning on February 16, 2024, Mr. Giordano agreed to temporarily defer cash compensation and receipt of benefits until a date that was to be mutually agreed upon; however, such compensation and other benefits due to Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received the Termination Notice, for the nonpayment of compensation and other benefits due under such CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to a extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024. On November 14, 2024, the parties further extended the termination date to February 15, 2025. On February 10, 2025, the parties further extended the termination date to May 31, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice. In addition, the remaining 30,531,608 of unvested Restricted Stock Units (“RSUs”) of the 122,126,433 RSUs originally granted to Mr. Giordano in March 2022 were deemed fully vested as of the date the CEO Employment Agreement terminated.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

As of December 31, 2024, in connection with the extension of the term of the CEO Employment Agreement, the amount of compensation and benefit amounts due to Mr. Giordano amounts to the following, which is included in accrued compensation and related benefits on the accompanying consolidated balance sheet:

Accrued Compensation and Related Benefits
(i) Unpaid base salary – February 16, 2024 – December 31, 2024	$378,875
(ii) Accrued vacation pay – through December 31, 2024	$104,244
(iii) Health insurance premium – February 16, 2024 – December 31, 2024	$22,980
(iv) Severance payment due (a)	$400,000
Total	$906,099

(a)	The above amounts do not include the severance payment that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement ($400,000).

NOTE 9– RELATED PARTY TRANSACTIONS AND BALANCES

Due to related parties

Freight Connections incurred outside trucking costs with companies owned by the chief executive officer of Freight Connections. During the years ended December 31, 2024 and 2023, Freight Connections recorded aggregate outside trucking expense of $0 and $1,716,732, which is included in loss from discontinued operations on the accompanying consolidated statement of operations, respectively. As of December 31, 2024 and 2023, the aggregate amount due to these companies amounted to $0.

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

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to Mr. Mercadante in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025 and February 21, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 6, 2024 and February 15, 2024 to Mr. Mercadante in the principal amount of $64,534 and $319,195, respectively, and were due on February 6, 2025 and February 15, 2025, respectively. As such, the interest rate on such notes was increased to 17% per annum as of February 7, 2025 and February 15, 2025, respectively.

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

As of December 31, 2024 and 2023, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,160,000, respectively, were outstanding. As of December 31, 2024 and 2023, the aggregate accrued interest payable to related parties amounted to $290,133 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, interest expense – related parties amounted to $221,258 and $68,875, respectively.

See Note 12 – Subsequent Events for subsequent related party note defaults.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 10 – DISCONTINUED OPERATIONS

On December 1, 2023, the Company ceased operations of its Freight Connections subsidiary and, in connection with the Freight Bankruptcy, all of the TLSS-FC and Freight Connections assets were assigned to the Freight Trustee for the liquidation and unwinding of the business. The Freight Trustee has been charged with liquidating the assets for the benefit of the TLSS-FC and Freight Connection’s creditors pursuant to the relevant provisions of the United States Bankruptcy Code. As a result of the Freight Bankruptcy, the Freight Trustee assumed all authority to manage TLSS-FC and Freight Connections. For these reasons, effective December 1, 2023, the Company relinquished control of TLSS-FC and Freight Connections. Therefore, the Company deconsolidated TLSS-FC and Freight Connections effective with the Freight Bankruptcy on December 3, 2023, and the Company recognized a loss on deconsolidation of $391,558. Additionally, on February 27, 2024, the Cougar Bankruptcy occurred. The Company and its other subsidiaries ceased all remaining logistic and transportation service operations in mid-February 2024. As a result, accordingly, the Company has classified the related assets and liabilities associated with its logistics and transportation services business as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the other notes to consolidated financial statements refers to the Company’s continuing operations.

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	December 31,	December 31,
	2024	2023
Assets of discontinued operations:
Accounts receivable, net	$419	$807,838
Prepaid expenses and other current assets	-	158,216
Property and equipment, net	-	891,139
Assets of discontinued operations, current portion	419	1,857,193
Total assets of discontinued operations	$419	$1,857,193

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$3,010,866
Accounts payable	1,286,931	1,119,433
Accrued expenses	394,198	391,780
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	6,670,603	7,044,121
Total liabilities of discontinued operations	$6,670,603	$7,044,121

The following table summarizes the results of operations of discontinued operations:

	Year Ended December 31,
	2024	2023
Revenues	$1,371,993	$19,619,681
Cost of revenues, excluding depreciation and amortization	1,452,171	14,278,251
Gross profit (loss)	(80,178)	5,341,430
Operating expenses	(744,942)	(11,397,695)
Impairment loss	(555,628)	(4,107,226)
Other expenses	(337,761)	(1,574,954)
Loss from discontinued operations	$(1,718,509)	$(11,738,445)

Accounts receivable

On December 31, 2024 and 2023, accounts receivable, net included in assets from discontinued operations consisted of the following:

	December 31, 2024	December 31, 2023
Accounts receivable	$419	$1,065,024
Allowance for credit estimated losses	-	(257,186)
Accounts receivable, net	$419	$807,838

Property and equipment, net

As of December 31, 2024 and 2023, property and equipment included in assets from discontinued operations consisted of the following:

	Useful Life	December 31, 2024	December 31, 2023
Revenue equipment	3 - 20 years	$-	$1,841,546
Machinery and equipment	1 - 10 years	-	204,665
Office equipment and furniture	1 - 3 years	-	22,260
Leasehold improvements	1 - 3 years	-	63,710
Subtotal		-	2,132,181
Less: accumulated depreciation		-	(1,241,042)
Property and equipment, net		$-	$891,139

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

For the years ended December 31, 2024 and 2023, depreciation expenses amounted to $39,018 and $497,929, respectively, and are included in loss from discontinued operations.

Due to the Freight Bankruptcy and the assignment of all of the TLSS-FC and Freight Connections assets to the Freight Trustee for liquidation and unwinding of the business, during the year ended December 31, 2023, the Company recognized a loss on deconsolidation of the Freight Connections property and equipment, net of $1,006,357, which is included in loss from discontinued operations on the accompanying statements of operations. Due to the Cougar Express Bankruptcy and the assignment of all of the Cougar Express assets to the Cougar Express Trustee for liquidation and unwinding of the business, during the year ended December 31, 2024, the Company recognized a loss on deconsolidation of the Cougar Express property and equipment, net of $296,493, which is included in loss from discontinued operations on the accompanying consolidated statements of operations.

During the years ended December 31, 2024 and 2023, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $555,628 and $988,270, respectively, which is included in loss from discontinued operations on the accompanying statements of operations.

Intangible Assets and Goodwill

As a result of the acquisition of the Severance entities, during the year ended December 31, 2023, there was a $430,152 increase in the gross intangible assets made up of $430,152 of finite lived intangible assets (See Note 3). The increase in gross finite lived intangible assets was associated with customer relationships that have finite lives.

On December 1, 2023, due to the Freight Bankruptcy and the assignment of all of the TLSS-FC and Freight Connections assets to the Freight Trustee for liquidation and unwinding of the business, the Company recognized a loss on deconsolidation of the Freight Connections intangible assets and goodwill, net of $5,294,751, which is included in loss from discontinued operations on the accompanying statements of operations.

During the years ended December 31, 2024 and 2023, the Company recorded an impairment loss from the write off intangible assets and goodwill of $0 and $853,072, respectively, which is included in loss from discontinued operations on the accompanying statements of operations.

For the years ended December 31, 2024 and 2023, amortization of intangible assets amounted to $0 and $989,884, respectively, which is included in loss from discontinued operations on the accompanying statements of operations.

As of December 31, 2024 and 2023, intangible assets subject to amortization and goodwill amounted to $0.

Notes Payable

On December 31, 2024 and 2023, notes payable included in liabilities of discontinued operations consisted of the following:

	December 31, 2024	December 31, 2023
Principal amounts	$2,467,432	$3,010,866
Less: current portion of notes payable	(2,467,432)	(3,010,866)
Notes payable – long-term	$-	$-

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

On December 31, 2024 and 2023, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory note which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The Secured Severance Note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On December 31, 2024 and 2023, the principal amount related to this note was $1,395,768 and $1,391,279, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

Freight Connection acquisition promissory note

On September 16, 2022, in connection with the acquisition of Freight Connections, Freight Connections issued a promissory note in the amount of $4,544,671 to the Freight Connections Seller, who is considered a related party (See Note 3). The secured promissory accrued interest at the rate of 5% per annum and then 10% per annum as of March 1, 2023. The entire unpaid principal under the note, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, shall be due and payable in one balloon payment on December 31, 2023, unless paid sooner. The promissory note was secured solely by the assets of Freight Connections. In connection with the Freight Bankruptcy and the assignment of all of the TLSS-FC and Freight Connections assets to the Freight Trustee for liquidation and unwinding of the business, the Company recognized a gain on deconsolidation of the Freight Connections acquisition note of $4,544,671, which is included in loss from discontinued operations on the accompanying statements of operations. On December 31, 2024 and 2023, the principal amount related to this note was $0 due to the deconsolidation of this note (see Note 8).

Equipment and auto notes payable

In connection with the acquisition of JFK Cartage, on July 31, 2022, the Company assumed several equipment notes payable due to entities amounting to $15,096. On December 31, 2024 and 2023, equipment notes payable to these entities amounted to $0 and $712, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

On July 7, 2022, Cougar Express entered into a promissory note for the purchase of a truck in the amount of $46,416. The note is due in sixty monthly installments of $1,019 which began in August 2022. The note was secured by the truck. On December 31, 2024 and 2023, the equipment note payable to this entity amounted to $0 (due to deconsolidation) and $34,847, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On December 31, 2024 and 2023, the equipment note payable to this entity amounted to $41,624 and $42,783, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On January 17, 2023, Cougar Express entered into a promissory note for the purchase of two trucks in the amount of $196,700. The note is due in sixty monthly installments of $4,059 which began in August 2022. The note was secured by the trucks. On December 31, 2024 and 2023, the equipment note payable to this entity amounted to $0 (due to deconsolidation) and $166,748, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On December 31, 2024 and 2023, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On December 31, 2024 and 2023, the equipment note payable to this entity amounted to $40,537 and $42,433, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On December 31, 2024 and 2023, the equipment note payable to this entity amounted to $45,079 and $46,038, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On December 31, 2024 and 2023, the equipment note payable to this entity amounted to $253,277 and $259,335, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On December 31, 2024 and 2023, the equipment note payable to this entity amounted to $76,149 and $79,084, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2024, the trucks securing this loan were forfeited and returned to the lender.

In December 2023, Cougar Express entered into two Merchant Loan (the “Merchant Loans”) with lenders in the aggregate principal amount of $335,000 and received net proceeds of $307,050, net of fees of $27,950, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The Merchant Loans requires a weekly and daily payment of principal and interest of $11,250 and $2,774, respectively, through May 2024. On December 31, 2024 and 2023, the aggregate principal amount due on the Merchant Loans is $0 (due to deconsolidation) and $332,609, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets.

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

Effective January 1, 2023, Freight Connections entered into a lease agreement for warehouse space in Ridgefield, NJ. The lease was for a period of 60 months, commencing on January 1, 2023 and expiring on December 31, 2027. Pursuant to the lease agreement, the lease required Freight Connections to pay a monthly base rent of; (i) $41,071 in the first year; (ii) $42,303 in the second year; (iii) $43,572 in the third year; (iv) $44,880 in the fourth year; and (v) $46,226 in the fifth year, plus a pro rata share of operating expenses beginning January 2023. In connection with this lease, on January 1, 2023, the Company increased right of use assets and lease liabilities by $2,180,356.

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

The significant assumption used to determine the present value of the lease liabilities was discount rates ranging from 8% to 9%, which was based on the Company’s estimated average incremental borrowing rate.

On December 31, 2024 and 2023, right-of-use asset (“ROU”) included in assets of discontinued operations is summarized as follows:

	December 31, 2024	December 31, 2023
Office leases and equipment right of use assets	$-	$-
Less: accumulated amortization	-	-
Balance of ROU assets	$-	$-

On December 31, 2024 and 2023, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	December 31, 2024	December 31, 2023
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Other liabilities of discontinued operations

On April 1, 2024, a judgment was entered against Severance Trucking on behalf of Emerson in the amount of $96,226, including prejudgment interest, statutory costs, and legal fees. Emerson, which was a customer of Severance Trucking, claimed that an employee of Severance Trucking stole $75,209 of Emerson’s products while under Severance Trucking’s control. Such amount is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of December 31, 2024 and 2023, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

On August 24, 2024, TLSS Ops received a Notice of Default and Demand for Payment from RxBenefits, Inc. (“RxBenefits”) due to the Company’s failure to pay certain invoices, plus interest and late service charges due under the Administrative Services Agreement by and between RxBenefits and TLSS Operations Holding, in the amount of $111,618. Such amount is recorded as accounts payable of TLSS Ops, which is included in liabilities of discontinued operations.

NOTE 11 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2024 and 2023 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Income tax benefit at U.S. statutory rate	(21.00)%	(21.00)%
Income tax benefit – State	(6.50)%	(6.50)%
Permanent items	0.8%	10.6%
Deferred tax true up	-%	29.5%
Effect of change in valuation allowance	26.7%	(12.6)%
Effective income tax rate	0.00%	0.00%

The Company’s approximate net deferred tax asset as of December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Asset:
Net operating loss carryover	$12,492,318	$11,471,375
Less: valuation allowance	(12,492,318)	(11,471,375)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $47,933,000 on December 31, 2024. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2024 and 2023 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2024, the valuation allowance increased by $1,020,943. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of $120,600 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020 to 2024 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 12 – SUBSEQUENT EVENTS

Notes Payable

On January 21, 2025, the Company issued an unsecured non-convertible promissory note (the “January 2025 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance, to one of the 2024 Lenders. If the Company defaults on the January 2025 Note, the 2024 Lender has the right to demand repayment of the January 2025 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the January 2025 Note outstanding, including any accrued but unpaid interest. Concurrently with the issuance of the January 2025 Note, the Company also entered into a letter agreement of even date (the “January 2025 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the January 2025 Notes which include: (i) the completion of the Company’s 2024 second and third quarter reviews; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The January 2025 Note and the January 2025 Letter Agreement are on the same form as those entered in on August 12, 2024, October 9, 2024, and November 22, 2024.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On February 10, 2025, the August 2024 Notes were amended whereby the due date for the outstanding principal and interest of the August 2024 Notes to be due and paid in full was extended from February 12, 2025 to August 12, 2025 (see Note 5 – Notes Payable).

On March 10, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $100,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to C/M Capital Master Fund, LP ( “C/M Capital”) and on March 25, 2025, the Company issued a second unsecured non-convertible promissory note in the principal amount of $75,000, with interest at the rate of 10% per annum accruing and due at maturity in six months to C/M Capital. These notes and herein referred to as the “March 2025 Notes”. The March 2025 Notes are for the primary purpose of funding a portion of the costs related to: (i) the completion of the Company’s 2024 annual financial statements and audit by the Company’s independent auditor and 2025 first quarter financial statements and independent auditor review; (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The Company may repay the March 2025 Notes upon maturity or prior to maturity with the mutual agreement of C/M Capital. The March 2025 Notes also contain customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the March 2025 Note when due at maturity or otherwise, failure to satisfy any covenant in the March 2025 Notes or other agreements between the Company and the Lender or any other creditor, breach of representations and warranties set forth in the March 2025 Notes or any transaction document executed contemporaneously with the March 2025 Notes, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the March 2025 Notes, the Lender has the right to demand repayment of the March 2025 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the March 2025 Notes outstanding, including any accrued but unpaid interest. C/M Capital may then, at its sole discretion, declare the entire then-outstanding principal amount of the March 2025 Notes and any accrued but unpaid interest due thereunder immediately due and payable, in which event C/M Capital may, at its sole discretion, take any action it deems necessary to recover amounts due under the March 2025 Notes.

Concurrently with the issuance of the March 2025 Notes, the Company also entered into letter agreements of even date (the “March Letter Agreements”) with C/M Capital setting forth, among other items, the intended use of proceeds of the March 2025 Notes as described above.

On April 9, 2025, the October 2024 Notes were amended to extend the due date for the outstanding principal and interest of the October 2024 Notes from April 9, 2025 to August 12, 2025 (see Note 5 – Notes Payable).

Notes Payable – Related Parties

On February 7, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 6, 2024 to Mr. Mercadante in the principal amount of $64,534.96 and was due on February 6, 2025. As such, the interest rate on such note was increased to 17% per annum as of the date of February 7, 2025 (see Note 4 – Notes Payable – Related Parties).

On February 21, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on an unsecured promissory note that was issued on February 15, 2024 to Mr. Mercadante in the principal amount of $319,195 and was due on February 15, 2025. As such, the interest rate on such note was increased to 17% per annum as of February 15, 2025 (see Note 4 – Notes Payable – Related Parties).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the following material weaknesses:

1)	We currently lack multiple levels of management review on complex business, accounting, and financial reporting issues; and

2)	We currently lack adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

However, we do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the year ended December 31, 2024.

Management Plan to Remediate Material Weaknesses

During 2023, we had taken steps to seek to remediate these material weaknesses and to improve our financial reporting systems and implement new policies, procedures, and controls. However, due to a lack of working capital in 2024 and the departure of key accounting staff, we were not and are not able to continue to implement our remediation plan for the foreseeable future. We plan on implementing policies and procedures to address and mitigate all material weaknesses if we receive additional funding and are able to expand our accounting staff.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, except as discussed above (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On April 9, 2025, we entered into an amendment agreement with the holders of the October 2024 Notes pursuant to which the maturity date of the October 2024 Notes for the outstanding principal and interest was extended from April 9, 2025, to August 12, 2025. All other terms and conditions of the April 2024 Notes remain unchanged.

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

Charles Benton – Director

Mr. Benton, age 74, has served as a director and Chairman of the Audit Committee of Vision Hydrogen Corp. (OTC: VIHD), a company focused on the production, storage, and distribution of hydrogen for the green energy economy supply chain, from January 2019. From February 2014 to January 2018, Mr. Benton has served as Chairman of the Audit Committee of the Board of Directors of WPCS International Incorporated (Nasdaq:WPCS), a design-build engineering firm focused on the deployment of wireless networks and related services including site design, technology integration, electrical contracting, construction, and maintenance, and served as Chairman of the Board from April 2017 through January 2018.

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

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

Except as set forth below, our directors and executive officers have not been involved in any of the following events during the past 10 years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except that: (i) Mr. Mercadante was Chief Executive Officer of Prime EFS and Shypdirect at the time each filed an ABC when it filed for bankruptcy and (ii) Mr. Giordano was Chief Executive Officer of TLSS-FC and Freight Connections at the time each filed for bankruptcy and Chief Executive Officer and Chief Financial Officer of Cougar Express at the time it filed for bankruptcy;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Non-Independent Director
Sebastian Giordano

Audit Committee

All Audit Committee members are “independent” which satisfies the OTC Expert Market listing standards and the applicable SEC rules and regulations. Our Board of Directors has determined that one of the members of the Audit Committee, Mr. Benton, meets the definition of an “audit committee financial expert” as established by the SEC. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company. The Audit Committee has the sole authority to appoint, review and discharge our independent accountants, and has established procedures for the receipt, retention, response to and treatment of complaints regarding accounting, internal controls, and audit matters. In addition, the Audit Committee is responsible for:

●	reviewing the scope, results, timing, and costs of the audit with our independent accountants and reviewing the results of the annual audit examination and any accompanying management letters;

●	assessing the independence of the outside accountants on an annual basis, including receipt and review of a written report from the independent accountants regarding their independence consistent with the independence standards of the board;

●	reviewing and approving the services provided by the independent accountants;

●	overseeing the internal audit function; and

●	reviewing our significant accounting policies, financial results and earnings releases, and the adequacy of our internal controls and procedures.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to the named executive officers:

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sebastian Giordano,
Chief Executive Officer, Chief Financial Officer, Treasurer	2024	400,000	0	0	0	0	0	424,580	824,580
and Chairman (1)	2023	400,000	0	0	0	0	0	9,600	409,600

Justin Frey,	2024	35,482	0	0	0	0	0	1,600	37,082
Former Chief Operating Officer (2)	2023	225,000	0	90,865	0	0	0	8,800	324,665

(1)	Mr. Sebastian Giordano has served as chief executive officer since January 4, 2022. Other compensation in 2024 consists of an auto allowance of $1,600, a severance payment due to Mr. Giordano pursuant to his employment agreement of $400,000 and $22,980 of medical insurance reimbursement, and in 2023 consisted of an auto allowance $9,600.
(2)	Mr. Justin Frey served as chief operating officer from September 12, 2022 to February 16, 2024. On January 3, 2023, the Company granted restricted stock awards to Mr. Frey for 21,634,615 common stock of the Company which were valued at $90,865, or $0.0042 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested quarterly during 2023. Other compensation includes an auto allowance of $1,600 in 2024 and $8,800 in 2023.
(3)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about options and stock awards outstanding on December 31, 2024.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR-END
	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Sebastian Giordano	25,000,000	(1)	-	-	0.06	6/16/2025	-	-	-	-

Justin Frey	-		-	-	-	-	-	-	-	-

(1)	The options were fully vested on the date of grant (6/16/20).

Mr. Sebastian Giordano

On January 4, 2022, the Company and Mr. Giordano, our then Chief Executive Officer, entered into an employment agreement (the “CEO Employment Agreement”) with a term extending through December 31, 2025, which provides for annual compensation of $400,000 as well as annual discretionary bonuses based on the Company’s achievement of performance targets, grants of options, restricted stock or other equity (with prior grants made to Ascentaur (a company owned by Mr. Giordano)), at the discretion of the Board, up to 5% of the outstanding common stock of the Company, vesting over the term of the CEO Employment Agreement, business expense reimbursement and benefits as generally made available to the Company’s executives. On March 11, 2022, pursuant to the CEO Employment Agreement, the Board granted Mr. Giordano 122,126,433 shares of our common stock which were valued at $1,343,391, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares vested in equal annual installments with the first installment of 30,531,608 shares vesting on January 3, 2022, and 30,531,608 common stock vesting each year through January 3, 2025.

On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, beginning on February 16, 2024, Mr. Giordano agreed to temporarily defer cash compensation and receipt of benefits until a date that was to be mutually agreed upon; however, such compensation and other benefits due to Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received the Termination Notice, for the nonpayment of compensation and other benefits due under such CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to a extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024. On November 14, 2024, the parties further extended the termination date to February 15, 2025. On February 10, 2025, the parties further extended the termination date to May 31, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice. In addition, the remaining 30,531,608 of unvested Restricted Stock Units (“RSUs”) of the 122,126,433 RSUs originally granted to Mr. Giordano in March 2022 were deemed fully vested as of the date the CEO Employment Agreement terminated. We accrued a severance payment of $400,000 that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement.

Director Compensation

The following table sets forth compensation paid, earned, or awarded during 2024 to each of our directors, other than Sebastian Giordano, whose compensation is described above in the “2024 Summary Compensation Table”.

2024 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Charles Benton	30,000	20,000	-	50,000
John Mercadante	30,000	20,000	-	50,000
Norman Newton	30,000	20,000	-	50,000

(1)	Reflects amounts payable in shares of our common stock which have not been issued as of December 31, 2024. We expect to issue such shares of common stock by the second quarter of 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock and our outstanding series of preferred stock as of April 14, 2025, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage ownership information is based on 5,887,267,891 shares of common stock, 21,418 shares of Series E Preferred, 406,500 shares of Series G Preferred, and 32,374 shares of Series H Convertible Preferred Stock (the “Series H Preferred”) outstanding as of April 14, 2025. Information with respect to beneficial ownership has been furnished by each director, officer, or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is 5500 Military Trail, Suite 22-357, Jupiter, FL 33458.

	Shares of Common Stock Beneficially Owned		Shares of Series E Preferred Beneficially Owned		Shares of Series G Preferred Beneficially Owned		Shares of Series H Preferred Beneficially Owned
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class(1)	Amount and nature of beneficial ownership	Percent of class (2)	Amount and nature of beneficial ownership	Percent of class (3)	Amount and nature of beneficial ownership	Percent of class (4)
Directors and Executive Officers
Sebastian Giordano(5)	147,126,433	2.49%	-	-	-	-	-	-
Charles Benton(6)	3,636,364	*	-	-	-	-	-	-
John Mercadante	27,663,637	*	-	-	-	-	-	-
Norman Newton(6)	3,636,364	*	-	-	-	-	-	-
All directors and executive officers as a group (4 persons)	182,062,798	3.08%	-	-	-	-	-	-

5% Stockholders
Joseph Corbisiero(7)	502,651,844	8.54%	-	-	-	-	32,374	100%
Cavalry Fund I LP	-	-	21,418	100%	50,000	11.52%	-	-
Morningview Financial LLC	-	-	-	-	112,500	25.92%	-	-
Mercer Street Global Opportunity Fund, LLC	-	-	-	-	100,000	23.04%	-	-
BHP Capital NY, Inc.	-	-	-	-	36,000	8.29%	-	-
Puritan Partners LLC	-	-	-	-	27,574	6.35%	-	-
Cavalry Investment Fund LP	-	-	-	-	25,000	5.76%	-	-
Cavalry Special Ops Fund LP	-	-	-	-	25,000	5.76%	-	-

*	less than 1%.

(1)	Applicable percentage ownership is based on 5,887,267,891 shares of common stock outstanding as of April 14, 2025.
(2)	Applicable percentage ownership is based on 21,418 shares of Series E Preferred outstanding as of April 14, 2025.
(3)	Applicable percentage ownership is based on 406,500 shares of Series G Preferred outstanding as of April 14, 2025.
(4)	Applicable percentage ownership is based on 32,374 shares of Series H Preferred outstanding as of April 14, 2025.
(5)	Includes 122,126,433 shares of common stock held directly by Mr. Giordano and 25,000,000 shares of common stock issuable upon the exercise of warrants to purchase up to 25,000,000 shares of common stock at an exercise price of $0.06 per share held by Ascentaur LLC, a company controlled by Mr. Giordano.
(6)	Consists of 3,636,364 shares of common.
(7)	Mr. Joseph Corbisiero was the chief executive officer of Freight Connections until December 1, 2023. Includes 178,911,844 shares of common stock held directly by Mr. Corbisiero and 323,740,000 shares of common issuable upon the conversion of 32,374 shares of Series H Preferred, at a conversion price of $0.0001 per share.

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

Related Party Transactions

Other than as described below, there have been no transactions since January 1, 2023, whether directly or indirectly, between us and any of the Company’s officers, directors, beneficial owners of more than 5% of outstanding shares of common stock that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years.

Due to related parties

Freight Connections incurred outside trucking costs with companies owned by the chief executive officer of Freight Connections. During the years ended December 31, 2024 and 2023, Freight Connections recorded aggregate outside trucking expense of $0 and $1,716,732, which is included in loss from discontinued operations on the accompanying consolidated statement of operations, respectively. As of December 31, 2024 and 2023, the aggregate amount due to these companies amounted to $0.

Notes payable – related parties

On April 14, 2023, the Board approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from Mr. Mercadante on April 17, 2023; and (b) $100,000 from Mr. Giordano on April 21, 2023. On May 21, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023 to Mr. Mercadante and on April 21, 2023 to Mr. Giordano with respect to $542,575 and $108,708, respectively, in aggregate principal and interest due on December 31, 2023. As such, the interest rate on both notes were increased to 17% per annum calculated as of January 1, 2024.

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

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to Mr. Mercadante in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025 and February 21, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 6, 2024 and February 15, 2024 to Mr. Mercadante in the principal amount of $64,534 and $319,195, respectively, and were due on February 6, 2025 and February 15, 2025, respectively. As such, the interest rate on such notes were increased to 17% per annum as of February 7, 2025 and February 15, 2025, respectively.

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

As of December 31, 2024 and 2023, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,160,000, respectively, were outstanding. As of December 31, 2024 and 2023, the aggregate accrued interest payable to related parties amounted to $290,133 and $68,875, respectively, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, interest expense – related parties amounted to $221,258 and $68,875, respectively.

Item 14. Principal Accountant Fees and Services.

Aggregate fees incurred related to the following years for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A. for the years ended December 31, 2024 and 2023 are set forth below.

	2024	2023
Audit fees	$56,500	$131,000
Audit-related fees	-	135,000
Tax fees	-	-
All other fees	-	-
Total	$56,500	$266,000

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

Tax Fees

For the Company’s years ended December 31, 2024 and December 31, 2023, Salberg & Company, P.A. did not provide any professional services for tax compliance, tax advice, and tax planning.

Pre-Approval of Services

The Audit Committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2024. The Audit Committee also discussed all the matters required by professional auditing standards to be discussed with the Company’s independent registered public accounting firm, Salberg & Company, P.A., the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the Securities and Exchange Commission. In addition, Audit Committee has received from the independent registered public accounting firm written disclosure required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526 and has discussed with the independent registered public accounting firm its independence from the Company and its management. Based on its review and discussions, including discussions without management or members of the independent registered public accounting firm present, the board of directors has approved, that the audited financial statements be included in this Annual Report.

To safeguard the continued independence of the Company’s independent registered public accounting firm, the board of directors requires all audit and non-audit services, subject to a de minimis exception pursuant to SEC Regulation S-X Rule 2-01(c)(7)(i)(C), to be performed by the Company’s independent registered public accounting firm, to be pre-approved by the board of directors prior to such services being performed. All audit services performed by the Company’s independent registered public accounting firm during the year ended December 31, 2024 and 2023 were approved by the audit committee.

Item 15. Exhibits and Financial Statement Schedules.

The following financial information is filed as part of this report:

(a)

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).

3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).

3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).

3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2023).

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on November 25, 2024, to the Certificate of Change of the Company dated December 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2024).

3.8	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.2	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.3	Form of Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Services, Inc (incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

4.4	Form of Common Stock Purchase Warrant issued in Series E Offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020).

4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).

4.7	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

4.8	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).

4.9	Certificate of Designation, Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

4.10	Certificate of Designation, of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).

4.11*	Description of Securities.

10.1+	Employment Agreement, dated January 4, 2022, between TLSS and Mr. Sebastian Giordano (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).

10.2	Secured Promissory Note, dated February 1, 2023, made by TLSS-STI, Inc., a Delaware corporation, Severance Trucking Co., Inc. a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation and McGrath Trailer Leasing, Inc., a Maine corporation, in favor of Kathryn Boyd, Clyde J. Severance, and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated February 6, 2023).

10.3*	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Investors.

10.4	Letter Agreement, dated as of August 12, 2024, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund and Cavalry Fund I LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2024).

10.5	Letter Agreement, dated as of October 9, 2024, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund and Cavalry Fund I LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024).

10.6	Letter Agreement, dated as of November 22, 2024, between Transportation Logistics Systems, Inc., and Cavalry Fund I LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2024)

10.7	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Related Parties (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

10.8	Letter Agreement, dated as of January 21, 2025, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2025).

10.9	Letter Agreement, dated as of March 10, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025).

10.10	Letter Agreement, dated as of March 25, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2025).

10.11*	Form of Promissory Note Amendment Agreement between Transportation and Logistics Systems, Inc. and Certain Investors.

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

# Furnished herewith. The certifications attached as Exhibit 31.1 and Exhibit 32.1 that accompany this Annual Report are not deemed filed with the Securities and Exchange Commission and are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Transportation and Logistics Systems, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.
April 15, 2025
	By:	/s/ Sebastian Giordano
Sebastian Giordano Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sebastian Giordano	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors	April 15, 2025
Sebastian Giordano	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Charles Benton	Director	April 15, 2025
Charles Benton

/s/ John Mercadante	Director	April 15, 2025
John Mercadante

/s/ Norman Newton	Director	April 15, 2025
Norman Newton

