Form 10-Q
period 2025-03-31
Transportation & Logistics Systems, Inc.
filed 2025-05-13
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, the registrant had outstanding 5,889,437,474 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

MARCH 31, 2025

-i-

For purposes of this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, the “Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation, and its wholly-owned subsidiaries: TLSS Acquisition, Inc. (“TLSSA”), TLSS Operations Holding Company, Inc. (“TLSS Ops”), Shyp FX, Inc. (“Shyp FX”), Shyp CX, Inc. (“Shyp CX”); those entities wholly-owned by TLSS Ops, TLSS-CE, Inc. (“TLSS-CE”) and TLSS-STI, Inc. (“TLSS-STI”); JFK Cartage Co., Inc. (JFK Cartage”), a wholly-owned subsidiary of Cougar Express; Severance Trucking Co., Inc. (“Severance Trucking”), a wholly-owned subsidiary of TLSS-STI and Severance Warehousing, Inc. (“Severance Warehousing”) and McGrath Trailer Leasing, Inc. (“McGrath”), both wholly-owned subsidiaries of Severance Trucking, (Severance Trucking, Severance Warehousing, and McGrath collectively, “Severance”); and, the deconsolidated former subsidiary, Cougar Express, Inc. (“Cougar Express”), a wholly-owned subsidiary of TLSS-CE.

Hereinafter, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, TLSS-STI, Cougar Express, JFK Cartage, and Severance, are hereinafter, the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the three months ended March 31, 2025 and 2024 are included as part of discontinued operations on the consolidated financial statements.

Forward-Looking Statements

Statements made in this Quarterly Report that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to known and unknown risks, uncertainties, and other factors outside of our control that could cause our actual results, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), these risks and uncertainties include: our ability to meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”), including obtaining sufficient financing to fund the necessary costs related to the preparation and filing of one or more of our future periodic reports; our ability to restructure our remaining existing debts and obligations and replace our discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise; our ability to attract and retain key personnel and skilled labor to meet the requirements of being a public company; our history of losses, deficiency in working capital and a shareholders’ deficit and inability to achieve sustained profitability; our need to procure substantial additional financing to fund ongoing losses and the growth of our business; our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); our ability to pay expenses and liabilities as they become due; adverse or unanticipated decisions by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$220,202	$177,257
Prepaid expenses and other current assets	3,750	1,260
Assets of discontinued operations	419	419

Total Current Assets	224,371	178,936

TOTAL ASSETS	$224,371	$178,936

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$525,000	$300,000
Notes payable - related parties	1,547,838	1,547,838
Accounts payable	1,168,208	1,167,795
Accrued expenses	1,306,578	1,188,485
Accrued expenses - related parties	352,720	290,133
Accrued compensation and related benefits	1,028,939	906,099
Liabilities of discontinued operations	6,762,365	6,670,603

Total Current Liabilities	12,691,648	12,070,953

Total Liabilities	12,691,648	12,070,953

Commitments and Contingencies (See Note 6)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at March 31, 2025 and December 31, 2024 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at March 31, 2025 and December 31, 2024 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 21,418 shares issued and outstanding at March 31, 2025 and December 31, 2024 ($13.34 per share liquidation value)	21	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 406,500 and 406,500 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively ($10.00 per share liquidation value)	407	407
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at March 31, 2025 and December 31, 2024 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,889,437,474 and 5,889,437,474 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5,889,437	5,889,437
Additional paid-in capital	128,686,122	128,686,122
Accumulated deficit	(147,043,296)	(146,468,036)

Total Shareholders’ Deficit	(12,467,277)	(11,892,017)

Total Liabilities and Shareholders’ Deficit	$224,371	$178,936

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	160,340	598,332
Legal and professional fees	170,960	144,433
General and administrative expenses	971	86,832

Total Operating Expenses	332,271	829,597

LOSS FROM OPERATIONS	(332,271)	(829,597)

OTHER INCOME (EXPENSES):
Interest expense	(9,103)	(2,468)
Interest expense - related parties	(62,587)	(45,779)

Total Other Expenses, net	(71,690)	(48,247)

LOSS BEFORE INCOME TAXES	(403,961)	(877,844)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(403,961)	(877,844)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(94,309)	(1,187,076)

LOSS FROM DISCONTINUED OPERATIONS	(94,309)	(1,187,076)

NET LOSS	(498,270)	(2,064,920)

Accrued dividends	(76,990)	(79,762)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(575,260)	$(2,144,682)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss per share from continuing operations -basic and diluted	$(0.00)	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,889,437,474	4,840,964,086

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(146,468,036)	$(11,892,017)

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,990)	(76,990)

Net loss	-	-	-	-	-	-	-	-	-	(498,270)	(498,270)

Balance, March 31, 2025	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(147,043,296)	$(12,467,277)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,854,231	$(142,333,298)	$(7,997,436)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(44,837)	(45)	-	-	696,876,687	696,877	(574,940)	-	121,892

Dividends accrued	-	-	-	-	-	-	-	-	-	(79,762)	(79,762)

Net loss	-	-	-	-	-	-	-	-	-	(2,064,920)	(2,064,920)

Balance, March 31, 2024	21,418	$21	430,663	$431	32,374	$32	5,177,979,033	$5,177,979	$129,307,278	$(144,477,980)	$(9,992,239)

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(498,270)	$(2,064,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	-	39,018
Stock-based compensation	-	27,987
Impairment loss - discontinued operations	-	555,628
Gain on deconsolidation of subsidiary - discontinued operations	-	(158,347)
Recovery from (Allowance for ) credit losses - discontinued operations	-	(3,937)
Change in operating assets and liabilities:
Accounts receivable	-	569,555
Prepaid expenses and other current assets	(2,490)	216,929
Security deposit	-	6,155
Accounts payable and accrued expenses	133,278	215,708
Accrued expenses - related parties	62,587	45,779
Accrued compensation and related benefits	122,840	471,811

NET CASH USED IN OPERATING ACTIVITIES	(182,055)	(78,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	225,000	-
Proceeds from notes payable - related parties	-	387,838
Proceeds from notes payable - related parties - discontinued operations	-	4,000
Repayment of notes payable	-	(346,034)

NET CASH PROVIDED BY FINANCING ACTIVITIES	225,000	45,804

NET INCREASE (DECREASE) IN CASH	42,945	(32,830)

CASH, beginning of period	177,257	218,152

CASH, end of period	$220,202	$185,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$2,468
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series G preferred stock and accrued dividends to common stock	$-	$121,892
Accrual of preferred stock dividends	$76,990	$79,762

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut, and Massachusetts. The subsidiaries of the Company during the three months ended March 31, 2025 and 2024 include: Cougar Express, Inc. (“Cougar Express”) through date of deconsolidation of February 27, 2024; JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); ; and TLSS-STI, Inc. (“TLSS-STI”).

Prior to ceasing operations, the Company’s historical business growth was primarily through a growth by acquisition strategy, as described below.

On November 13, 2020, the Company formed a wholly-owned subsidiary, Shyp FX under the laws of the State of New Jersey. On January 15, 2021, through Shyp FX, the Company executed an agreement to acquire substantially all of the assets and certain liabilities of Double D Trucking, Inc., a northern New Jersey-based logistics provider specializing in servicing Federal Express over the past 25 years (“DDTI”), including last-mile delivery services using vans and box trucks. On April 28, 2022, the Company entered into an agreement with an unrelated third party to sell substantially all of Shyp FX’s assets and specific liabilities in all-cash transactions that closed in June 2022. Shyp FX is inactive.

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. During the three months ended March 31, 2025, and 2024, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these consolidated financial statements, TLSS-CE, which owns 100% of the stock of Cougar Express, has not filed for bankruptcy.

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates (See Note 3). In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the three months ended March 31, 2025, and 2024, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of the issuance of these unaudited consolidated financial statements, the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the consolidated financial statements for the three months ended March 31, 2025, and 2024.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of the issuance of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, was unable to timely meet its annual and quarterly periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”), for 2024. The Company obtained financing to enable it to complete the preparation and review these interim financial statements and timely file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Quarterly Report”); however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2025 calendar year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2024 and notes thereto included in the Company’s annual report on SEC Form 10-K, filed on April 15, 2025. The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations for the interim periods are not necessarily an indication of operating results to be expected for the full year.

The unaudited consolidated financial statements of the Company include the accounts of TLSS and its wholly-owned subsidiaries, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, Cougar Express through its deconsolidation on February 27, 2024, JFK Cartage since its acquisition on July 31, 2022, TLSS-STI, and Severance since its acquisition on January 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

Discontinued Operations

The Company has classified the related assets and liabilities associated with its logistics and transportation services business as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the notes to consolidated financial statements refers to the Company’s continuing operations. See Note 8 — Discontinued Operations for additional information.

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

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these consolidated financial statements, the Company had a net loss of $498,270 and $2,064,920 for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operations was $182,055 and $78,634 for the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $147,043,296 and $12,467,277, respectively, on March 31, 2025. Furthermore, as of February 2024, the Company ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. The Company is evaluating a possible restructuring of its existing debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On March 31, 2025, the Company had no cash in the bank in excess of FDIC insured levels.

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited consolidated financial statements and footnotes include the valuation of accounts receivable, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, valuation of assets and liabilities of discontinued operations, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the value of claims against the Company.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2025. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of March 31, 2025, and December 31, 2024, the Company had no assets and liabilities measured at fair value on a recurring basis.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

The carrying amounts reported in the unaudited consolidated balance sheets for cash, prepaid expenses and other current assets, assets of discontinued operations, accounts payable, accrued expenses, liabilities of discontinued operations, and other payables approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risks.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On March 31, 2025, and December 31, 2024, the Company did not have any cash equivalents.

Accounts receivable

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of March 31, 2025, and December 31, 2024. Currently, all leased premises have been abandoned (see Note 8).

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

Segment reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis.

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

The Company recognized revenues and the related direct costs of such revenue which generally include compensation and related benefits, gas costs, insurance, parking and tolls, truck rental fees, and maintenance fees, as of the date the freight is delivered which is when the performance obligation is satisfied. In accordance with ASC Topic 606, the Company recognized revenue on a gross basis. Our payment terms were generally net 30 days from acceptance of delivery. The Company did not incur incremental costs obtaining service orders from its customers, however, if the Company did, because all the Company’s customer contracts were less than a year in duration, any contract costs incurred were expensed rather than capitalized. The revenue that the Company recognized arose from deliveries of freight on behalf of the Company’s customers. Primarily, the Company’s performance obligations under these service orders corresponded to each delivery of freight that the Company made under the service agreements. Control of the freight transfers to the recipient upon delivery. Once this occurred, the Company satisfied its performance obligation, and the Company recognized revenue.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

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

For the three months ended March 31, 2025, and 2024, all revenues and cost of revenues are included in discontinued operations.

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

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2025, and 2024 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	March 31, 2025	March 31, 2024
Stock warrants	945,353,089	948,403,679
Stock options	-	80,000
Series E convertible preferred stock	95,238,667	95,238,667
Series G convertible preferred stock	2,032,500,000	2,153,315,000
Series H convertible preferred stock	323,740,000	323,740,000
	3,396,831,756	3,520,777,346

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company’s adoption of this new guidance did not have a material impact on the consolidated financial statements.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

On April 14, 2023, the Company’s Board of Directors (“Board”) approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante on April 17, 2023; Mr. Mercadante is the Company’s Secretary and a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. On May 21, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023, to Mr. Mercadante and on April 21, 2023, to Mr. Giordano with respect to $542,575 and $108,708, respectively, in aggregate principal and interest due on December 31, 2023. As such, the interest rate on both notes increased to 17% per annum calculated as of January 1, 2024.

On October 3, 2023, and November 28, 2023, the Company issued unsecured promissory notes to Mr. Mercadante and from an individual, who is affiliated to Mr. Mercadante in the principal amount of $500,000 and $60,000, respectively. Each unsecured promissory note matured nine months and one year from the date of issuance and accrues interest at a rate per annum of 12%, respectively. On July 1, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the October 3, 2023, unsecured promissory note to Mr. Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note increased to 17% per annum as of July 1, 2024. Additionally, on December 9, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the November 28, 2024, unsecured promissory note to an individual, who is affiliated to Mr. Mercadante in the principal amount of $60,000 and was due on November 28, 2024. As such, the interest rate on such note increased to 17% per annum as of November 29, 2024.

On February 6, 2024, and February 15, 2024, the Company issued unsecured promissory notes to John Mercadante (“Mr. Mercadante”), a Director of the Company, in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note will mature one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025, and February 21, 2025, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 6, 2024 and February 15, 2024 to John Mercadante in the principal amount of $64,534 and $319,195, respectively, and were due on February 6, 2025 and February 15, 2025, respectively. As such, the interest rate on such notes increased to 17% per annum as of February 7, 2025 and February 15, 2025, respectively.

On February 21, 2024, and February 23, 2024, the Company issued unsecured promissory notes to Norman Newton (“Mr. Newton”) and Charles Benton (“Mr. Benton”), both members of the Company’s Board of Directors, in the principal amounts of $1,000 and $3,109, respectively. Each unsecured promissory note matured on September 30, 2024, and accrued interest at the rate per annum of 12%. On October 1, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 21, 2024, and February 23, 2024 to Mr. Norman Newton and Mr. Charles Benton in the principal amounts of $1,000 and $3,109, respectively and that were both due on September 30, 2024. As such, the interest rate on such notes increased to 17% per annum as of October 1, 2024.

As of March 31, 2025, and December 31, 2024, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,547,838, respectively, were outstanding. As of March 31, 2025, and December 31, 2024, the aggregate accrued interest payable to related parties amounted to $352,720 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheets. For the three months ended March 31, 2025, and 2024, interest expense – related parties amounted to $62,587 and $45,779, respectively.

NOTE 4 – NOTE PAYABLE

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

On October 9, 2024, the Company issued two (2) unsecured non-convertible promissory notes (the “October 2024 Notes”) in the aggregate principal amount of $100,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance to the 2024 Lenders. If the Company defaults on the October 2024 Notes, the 2024 Lenders have the right to demand repayment of the October 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the October 2024 Notes outstanding, including any accrued but unpaid interest. Concurrently with the issuance of the October 2024 Notes, the Company also entered into a letter agreement of even date (the “October 2024 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the October 2024 Notes which include: (i) the completion of the Company’s 2023 audit and reviews for the subsequent 2024 quarters; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. On April 9, 2025, the October 2024 Notes were amended to extend the due date for the outstanding principal and interest of the October 2024 Notes from April 9, 2025 to August 12, 2025.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

On November 22, 2024, Company issued an unsecured non-convertible promissory note (the “November 2024 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance to a 2024 Lender. If the Company defaults on the November 2024 Note, the 2024 Lender has the right to demand repayment of the November 2024 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the November 2024 Note outstanding, including any accrued but unpaid interest. Concurrently with the issuance of the November 2024 Note, the Company also entered into a letter agreement of even date (the “November 2024 Letter Agreement”) with the 2024 Lender setting forth, among other items, the intended use of proceeds of the November 2024 Note which include: (i) the completion of the Company’s 2023 audit and reviews for the subsequent 2024 quarters; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

On January 21, 2025, the Company issued an unsecured non-convertible promissory note (the “January 2025 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance to one of the 2024 Lenders. If the Company defaults on the January 2025 Note, the 2024 Lender has the right to demand repayment of the January 2025 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the January 2025 Note outstanding, including any accrued but unpaid interest. Concurrently with the issuance of the January 2025 Note, the Company also entered into a letter agreement of even date (the “January 2025 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the January 2025 Notes which include: (i) the completion of the Company’s 2024 second and third quarter reviews; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

On March 10, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $100,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to C/M Capital Master Fund, LP (the “2025 Lender”) and on March 25, 2025, the Company issued a second unsecured non-convertible promissory note in the principal amount of $75,000, with interest at the rate of 10% per annum accruing and due at maturity in six months to the 2025 Lender. These notes and herein referred to as the “March 2025 Notes”. The March 2025 Notes are for the primary purpose of funding a portion of the costs related to: (i) the completion of the Company’s 2024 annual financial statements and audit by the Company’s independent auditor and 2025 first quarter financial statements and independent auditor review; (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The Company may repay the March 2025 Notes upon maturity or prior to maturity with the mutual agreement of the 2025 Lender. The March 2025 Notes also contain customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the March 2025 Note when due at maturity or otherwise, failure to satisfy any covenant in the March 2025 Notes or other agreements between the Company and the 2025 Lender or any other creditor, breach of representations and warranties set forth in the March 2025 Notes or any transaction document executed contemporaneously with the March 2025 Notes, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the March 2025 Notes, the Lender has the right to demand repayment of the March 2025 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the March 2025 Notes outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the March 2025 Notes and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the March 2025 Notes.

Concurrently with the issuance of the March 2025 Notes, the Company also entered into letter agreements of even date (the “March Letter Agreements”) with the 2025 Lender setting forth, among other items, the intended use of proceeds of the March 2025 Notes as described above. The March 2025 Notes and the March Letter Agreements are on the same form as those entered in on August 12, 2024, October 9, 2024, and November 22, 2024, January 21, 2025.

As of March 31, 2025, and December 31, 2024, aggregate notes payable in the aggregate principal amounts of $525,000 and $300,000, respectively, were outstanding.

See Note 9 – Subsequent Events for subsequent extensions of note payable maturity date.

NOTE 5– STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of Mach 31, 2025 and December 31, 2024, there were no Series B preferred stock issued or outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

As of March 31, 2025, and December 31, 2024, no shares of Series D Preferred were outstanding.

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

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series E Preferred shall be convertible into that number of shares of common stock calculated by dividing the Series E Stated Value of each share of Series E Preferred being converted by the conversion price. The initial conversion price was $0.01, subject to certain adjustments as provided below. In addition, the Company shall issue any holder of Series E Preferred converting all or any portion of their Series E Preferred an additional sum (the “Make Good Amount”) equal to $210 for each $1,000 of Series E Stated Value of the Series E Preferred converted pro-rated for amounts more or less than $1,000, increasing to $310 for each $1,000 of Series E Stated Value during the Triggering Event Period (the “Extra Amount”). Subject a beneficial ownership limitation of 4.99% or 9.99%, the Make Good Amount shall be paid in shares of common stock, as follows: The number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 80% times the average VWAP for the five trading days prior to the date a holder delivered a notice of conversion to the Company (the “Conversion Date”). During the Triggering Event Period, the number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 70% times the average VWAP for the five trading days prior to the Conversion Date.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

From and after the Original Issuance Date, cumulative dividends on each share of Series E Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series E Stated Value plus all unpaid accrued and accumulated dividends thereon. As of March 31, 2025, and December 31, 2024, the Company has accrued dividends of $199,652 and $195,425, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

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

During the three months ended March 31, 2025, and 2024, there were no conversions of shares of Series E Preferred.

As of both March 31, 2025, and December 31, 2024, 21,418 shares of Series E Preferred were issued and outstanding.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

From and after the original issuance date, cumulative dividends on each share of Series G Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series G Stated Value plus all unpaid accrued and accumulated dividends thereon. As of March 31, 2025, and December 31, 2024, the Company has accrued dividends of $858,608 and $785,845, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

As of both March 31, 2025, and December 31, 2024, 406,500 shares of Series G Preferred were issued and outstanding.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

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

As of both March 31, 2025, and December 31, 2024, 32,374 shares of Series H Preferred were outstanding.

Common stock

Shares issued in connection with conversion of Series G preferred shares

During the three months ended March 31, 2025, and 2024, the Company issued 0 and 696,876,687 shares of its common stock in connection with the conversion of 44,837 shares of Series G Preferred and accrued dividends payable of $121,892, respectively. The conversion ratio was based on the Series G COD, as amended.

Shares issued for compensation

During the three months ended March 31, 2025, and 2024, aggregate accretion of stock-based compensation expense, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $0 and $27,987, respectively. Total unrecognized compensation expense related to these vested and unvested shares of common stock on March 31, 2025, amounted to $0.

Warrants

Warrant activities for the three months ended March 31, 2025, are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2024	946,171,489	$0.004	1.56	$0
Expired	(818,400)	(0.40)	-	-
Balance Outstanding March 31, 2025	945,353,089	$0.004	1.56	$0
Exercisable, March 31, 2025	945,353,089	$0.004	1.56	$0

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of March 31, 2025.

SCS, LLC v. TLSS

On November 17, 2020, a former financial consultant to the Company, SCS, LLC, filed an action against the Company in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida, captioned SCS, LLC v. Transportation and Logistics Systems, Inc. The case was assigned Case No. 50-2020-CA-012684.

In this action, SCS alleges that it entered into a renewable six-month consulting agreement with the Company dated September 5, 2019, and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

On February 9, 2021, the Company filed its answer, defenses, and counterclaims in this action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting interests. The Company also avers, in its counterclaims, that SLS owes the Company damages in excess of the $42,000 sought in the main action because SLS was at least grossly negligent in any due diligence it undertook before recommending that the Company acquire Prime EFS LLC in June 2018. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

A two-day non-jury trial was held in this action in Palm Beach County, Florida, on April 20-21, 2022. However, at the end of the second day a mistrial was declared because SCS had not withdrawn its motion to strike and answered the counterclaims.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

On July 20, 2023, SCS moved for summary judgment in this action. On July 27, 2023, the Company filed papers opposing the motion. On August 21, 2023, the court conferenced SCS’s motion for summary judgment and SCS’s motion to strike counterclaims and dismiss the counterclaims. The court indicated it would deny the first motion and grant the second motion. On September 5, 2023, the Company filed Amended Affirmative Defenses and an Amended Counterclaim. On October 2, 2023, SCS filed a motion to Dismiss the Amended Counterclaim, but it did not file a motion to strike the Amended Affirmative Defenses. On October 3, 2023, the Company filed a motion to strike SCS’s Motion to Dismiss the Amended Counterclaim on the grounds that SCS’s motion was not filed within ten (10) days as required under Florida law. On July 19, 2024, the court denied SCS’s motion for summary judgment on all claims in its entirety.

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

The complaint alleges that Mercadante breached duties to the Company by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company common stock in order to facilitate an equity offering by the Company and then not consummating that offering. The complaint also alleges that Mercadante and Cerny caused the Company to engage in purportedly wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint further alleges that Mercadante and Cerny “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages on behalf of the Company for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, civil conspiracy and the appointment of a receiver or custodian for the Company.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Perez was employed by CE as a dock worker beginning on March 8, 2022, and last worked September 27, 2022. He alleges that in or around July 2022, he informed CE that he was expecting a child. Perez has not provided any details regarding the individual(s) with CE he allegedly informed. On September 27, 2022, Perez requested that CE complete the employer section of his New York Paid Family Leave (“PFL”) paperwork, which CE did. Thereafter, Perez ceased communicating with CE. Further, CE did not receive any confirmation that Perez had in fact filed for PFL or that his PFL was approved.

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

Emerson Swan v. Severance Trucking Co., Inc.

On April 1, 2024, a judgment was entered against Severance Trucking on behalf of Emerson Swan, Inc. (“Emerson”) in the amount of $96,226, including prejudgment interest, statutory costs and legal fees. Emerson, which was a customer of Severance Trucking, claimed that an employee of Severance Trucking stole $75,209 of Emerson’s products while under Severance Trucking’s control. We did not accrue this claim and believe it is not liable since the accusation was made prior to the Severance Trucking acquisition date in January 2023.

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of March 31, 2025, and December 31, 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated, and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,571 in compensatory damages, $11,027 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest, all of which have been accrued as of March 31, 2025. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome.

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

On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, beginning on February 16, 2024, Mr. Giordano agreed to temporarily defer cash compensation and receipt of benefits until a date that was to be mutually agreed upon; however, such compensation and other benefits due to Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received a termination notice (the “Termination Notice”), for the nonpayment of compensation and other benefits due under such CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024, to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024. On November 14, 2024, the parties further extended the termination date to February 15, 2025. On February 10, 2025, the parties further extended the termination date to May 31, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice. In addition, the remaining 30,531,608 of unvested Restricted Stock Units (“RSUs”) of the 122,126,433 RSUs originally granted to Mr. Giordano in March 2022 were deemed fully vested as of the date the CEO Employment Agreement terminated.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

As of March 31, 2025, and December 31, 2024, in connection with the extension of the term of the CEO Employment Agreement, the amount of compensation and benefit amounts due to Mr. Giordano amounts to the following, which is included in accrued compensation and related benefits on the accompanying consolidated balance sheet:

	March 31, 2025	December 31, 2024
(i) Unpaid base salary – since February 16, 2024	$487,125	$378,875
(ii) Accrued vacation pay	111,940	104,244
(iii) Health insurance premium – since February 16, 2024	29,874	22,980
(iv) Severance payment due (a)	400,000	400,000
Total	$1,028,939	$906,099

(a)	The above amounts do not include the severance payment that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement ($400,000).

NOTE 7– RELATED PARTY TRANSACTIONS AND BALANCES

Notes payable – related parties

On April 14, 2023, the Board approved the Credit Facility under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from Mr. Mercadante on April 17, 2023; and (b) $100,000 from Mr. Giordano on April 21, 2023. On May 21, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023, to Mr. Mercadante and on April 21, 2023, to Mr. Giordano with respect to $542,575 and $108,708, respectively, in aggregate principal and interest due on December 31, 2023. As such, the interest rate on both notes increased to 17% per annum calculated as of January 1, 2024.

On October 3, 2023, and November 28, 2023, the Company issued unsecured promissory notes to Mr. Mercadante and from an individual, who is affiliated to Mr. Mercadante in the principal amounts of $500,000 and $60,000, respectively. Each unsecured promissory note matured nine months and one year from the date of issuance and accrues interest at a rate per annum of 12%, respectively. On July 1, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the October 3, 2023, unsecured promissory note to Mr. Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note increased to 17% per annum as of July 1, 2024. Additionally, on December 9, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the November 28, 2024 unsecured promissory note to an individual, who is affiliated to Mr. Mercadante in the principal amount of $60,000 and was due on November 28, 2024. As such, the interest rate on such note was increased to 17% per annum as of November 29, 2024.

On February 6, 2024 and February 15, 2024, the Company issued unsecured promissory notes to Mr. Mercadante in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note matures one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025 and February 21, 2025, the Company received a default notice for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 6, 2024 and February 15, 2024 to Mr. Mercadante in the principal amount of $64,534 and $319,195, respectively, and were due on February 6, 2025 and February 15, 2025, respectively. As such, the interest rate on such notes was increased to 17% per annum as of February 7, 2025, and February 15, 2025, respectively.

On February 21, 2024, and February 23, 2024, the Company issued unsecured promissory notes to Mr. Newton and Mr. Benton, both members of the Board, in the principal amounts of $1,000 and $3,109, respectively. Each unsecured promissory note matured on September 30, 2024, and accrued interest at the rate per annum of 12%. On October 1, 2024, both Mr. Newton and Mr. Benton each filed a notice of default, resulting in an increase in the rate of interest to 17% per annum as of the date of default.

As of March 31, 2025, and December 31, 2024, aggregate notes payable to related parties in the principal amounts of $1,547,838 and $1,547,838, respectively, were outstanding. As of March 31, 2025, and December 31, 2024, the aggregate accrued interest payable to related parties amounted to $352,720 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the three months ended March 31, 2025, and 2024, interest expense – related parties amounted to $62,587 and $45,779, respectively.

See Note 9 – Subsequent Events for subsequent related party note defaults.

NOTE 8 – DISCONTINUED OPERATIONS

On December 1, 2023, the Company ceased operations of its Freight Connections subsidiary and, in connection with the Freight Bankruptcy, all of the TLSS-FC and Freight Connections assets were assigned to the Freight Trustee for the liquidation and unwinding of the business. The Freight Trustee has been charged with liquidating the assets for the benefit of the TLSS-FC and Freight Connection’s creditors pursuant to the relevant provisions of the United States Bankruptcy Code. As a result of the Freight Bankruptcy, the Freight Trustee assumed all authority to manage TLSS-FC and Freight Connections. For these reasons, effective December 1, 2023, the Company relinquished control of TLSS-FC and Freight Connections. Therefore, the Company deconsolidated TLSS-FC and Freight Connections effective with the Freight Bankruptcy on December 3, 2023, and the Company recognized a loss on deconsolidation of $391,558. Additionally, on February 27, 2024, the Cougar Bankruptcy occurred. The Company and its other subsidiaries ceased all remaining logistic and transportation service operations in mid-February 2024. As a result, the Company has classified the related assets and liabilities associated with its logistics and transportation services business as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the other notes to consolidated financial statements refers to the Company’s continuing operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	March 31,	December 31,
	2025	2024
Assets of discontinued operations:
Accounts receivable, net	$419	$419
Assets of discontinued operations, current portion	419	419
Total assets of discontinued operations	$419	$419

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$2,467,432
Accounts payable	1,288,950	1,286,931
Accrued expenses	483,941	394,198
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	6,762,365	6,670,603
Total liabilities of discontinued operations	$6,762,365	$6,670,603

The following table summarizes the results of operations of discontinued operations:

	Three Months Ended March 31,
	2025	2024
Revenues	$-	$1,371,993
Cost of revenues, excluding depreciation and amortization	-	1,383,829
Gross loss	-	(11,836)
Operating expenses	(4,981)	(592,995)
Impairment loss	-	(555,628)
Other expenses	(89,328)	(26,617)
Loss from discontinued operations	$(94,309)	$(1,187,076)

Accounts receivable

On March 31, 2025 and December 31, 2024, accounts receivable, net included in assets from discontinued operations consisted of the following:

	March 31, 2025	December 31, 2024
Accounts receivable	$419	$419
Allowance for credit estimated losses	-	-
Accounts receivable, net	$419	$419

Property and equipment, net

For the three months ended March 31, 2025, and 2024, depreciation expenses amounted to $0 and $39,018, respectively, and are included in loss from discontinued operations.

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

During the three months ended March 31, 2025, and 2024, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $0 and $555,628, respectively, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

Notes Payable

On March 31, 2025, and December 31, 2024, notes payable included in liabilities of discontinued operations consisted of the following:

	March 31, 2025	December 31, 2024
Principal amounts	$2,467,432	$2,467,432
Less: current portion of notes payable	(2,467,432)	(2,467,432)
Notes payable – long-term	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

JFK Cartage acquisition promissory note

On July 31, 2022, in connection with the acquisition of JFK Cartage, JFK Cartage issued a promissory note in the amount of $696,935. Principal amount of $98,448 was paid prior to December 31, 2022. The remaining balance of $598,487 was payable in three annual installments of $199,496, with interest at 5% per annum, payable on July 31, 2023, July 31, 2024, and July 31, 2025, respectively. On August 28, 2023, and effective on July 31, 2023, the Company and the JFK Cartage Seller entered into a First Amendment to Secured Promissory Note (the “Amended Note”) to extend the first annual installment due on July 31, 2023 which was treated as a note modification. Pursuant to the Amended Note, the Company paid or should have paid:

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

On March 31, 2025, and December 31, 2024, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. This note is in default.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory note which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The Secured Severance Note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On March 31, 2025, and December 31, 2024, the principal amount related to this note was $1,395,768 and $1,395,768, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

Equipment and auto notes payable

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On March 31, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $41,624 and $41,624, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On March 31, 2025, and December 31, 2024, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On March 31, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $40,537 and $40,537, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On March 31, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $45,079 and $45,079, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On March 31, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $253,277 and $253,277, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On March 31, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $76,149 and $76,149, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

Operating and Financing Lease Right-Of-Use (“Rou”) Assets and Operating and Financing Lease Liabilities

In February 2024, the Company abandoned all remaining leased premises and as of December 31, 2023, the Company wrote off its remaining right of use assets and related security deposits.

On March 31, 2025, and December 31, 2024, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	March 31, 2025	December 31, 2024
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

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

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of March 31, 2025, and December 31, 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

NOTE 9 – SUBSEQUENT EVENTS

Note Extensions

On April 9, 2025, the October 2024 Notes were amended to extend the due date for the outstanding principal and interest of the October 2024 Notes from April 9, 2025 to August 12, 2025. All other terms and conditions of the October 2024 Notes remain unchanged.

On May 5, 2025, we entered into an amendment agreement with the 2024 Lender pursuant to which the maturity date of the November 2024 Note for the outstanding principal and interest was extended from May 22, 2025, to August 12, 2025. All other terms and conditions of the November 2024 Note remain unchanged.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

Notes Payable

On May 1, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $50,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to the 2025 Lender (the “May 2025 Note”). The May 2025 Note is for the primary purpose of funding a portion of the costs related to: (i) the preparation and filing of the Company’s prepare the Company’s Certificate of Designation of Preferences, Rights, and Limitations of Series J Senior Convertible Preferred Stock (the “Series J Certificate”); (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The Company may repay the May 2025 Note upon maturity or prior to maturity with the mutual agreement of the 2025 Lender. The May 2025 Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the May 2025 Note when due at maturity or otherwise, failure to satisfy any covenant in the May 2025 Note or other agreements between the Company and the Lender or any other creditor, breach of representations and warranties set forth in the May 2025 Note or any transaction document executed contemporaneously with the May 2025 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the May 2025 Note, the Lender has the right to demand repayment of the May 2025 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the May 2025 Note outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the May 2025 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the May 2025 Note.

Series J Preferred

On May 5, 2025, we filed with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) the Series J Certificate to designate 1,000,000 shares of the Company’s authorized and unissued preferred stock as Series J Senior Convertible Preferred Stock, $0.001 par value per share (the “Series J Preferred”). The Series J Certificate became effective upon its filing with the Nevada Secretary of State. Each share of Series J Preferred has a stated value of $100. Beginning on June 1, 2025, and on each successive six-month anniversary, holders of the shares of the Series J Preferred are entitled to receive dividends, in either cash or stock at the option of the Company, equal to 10% of the aggregate stated value of each such holders Series J Preferred. Such dividends accrue and compound daily based on a 360-day year.

Holders of the Series J Preferred are entitled to vote on matters in which the holders of shares of the Company’s common stock are entitled to vote on an as-converted basis, which assumes the each holder of Series J Preferred have converted their shares of Series J Preferred into shares of common stock. In addition, so long as any shares of Series J Preferred are outstanding, the Company cannot, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series J Preferred, which vote as a separate class, (a) alter or change adversely the powers, preferences or rights given to the Series J Preferred or alter or amend the Series J Certificate of Designation, (b) amend the articles of incorporation of the Company or any other charter documents of the Company in any manner that adversely affects any rights of the Series J Preferred or (c) enter into any agreement with respect to any of the foregoing.

The Series J Preferred, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, are senior in rank to all shares of capital stock of the Company that are outstanding on the date that shares of Series J Preferred are issued. At any time from and after the date of issuance of any Series J Preferred, a holder of Series J Preferred may convert all, or any part, of the outstanding Series J Preferred, at any time at such holder’s option, into shares of common stock at an initial conversion price of $0.001, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Subject to any applicable rules and regulations of the Nasdaq Capital Market, the Company has the right to, at any time, with the written consent of a majority of the holders of outstanding Series J Preferred, lower the conversion price to any amount.

Each holder of Series J Preferred is prohibited from converting their shares of Series J Preferred if, after giving effect to the issuance of such shares of common stock, such holder together with its affiliates would beneficially own more than 4.99% of the outstanding common stock. A holder of Series J Preferred may increase such beneficial ownership limitation to 9.99% upon notice to the Company, with such increase becoming effective on the 61st day after such notice is delivered to the Company. In addition, holders of Series J Preferred are prohibited from converting their shares of Series J Preferred if such conversion would result in an amount of common stock being issued to such holder that is equal to more than 10% of the trading volume of the common stock, however, if the conversion price at the time of conversion is greater than $0.40, then such prohibition will not apply.

During such time as any Series J Preferred are outstanding, if the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of shares of common stock, by way of return of capital or otherwise (including, without limitation, any distribution of cash, stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, scheme of arrangement or other similar transaction), other than dividends or issuances of rights pursuant to the Company’s existing rights agreement to holders of common stock, at any time after the issuance of the Series J Preferred, then, in each such case, the holder will be entitled to participate in such distribution to the same extent that the holder would have participated therein if the holder had held the number of shares of common stock acquirable upon complete conversion of the Series J Preferred (without regard to any limitations on conversion hereof, including without limitation, the beneficial ownership limitation) immediately before the date of which a record is taken for such distribution, or, if no such record is taken, the date as of which the record holders of shares of common stock are to be determined for the participation in such distribution.

The shares of Series J Preferred are redeemable upon the occurrence of certain events. Upon such events, holders of Series J Preferred have the option to cause the Company to redeem all or part of such holder’s shares of Series J Preferred at a price per share equal to 110% of the stated value of such shares.

In the event of any liquidation, dissolution or winding up of the Company, each holder of Series J Preferred is entitled to an amount in cash equal to 120% of the aggregate stated value of Series J Preferred held by such holder. In addition, holders of Series J Preferred are entitled to any accrued and unpaid dividends upon an event of liquidation, dissolution or winding up of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2024 Annual Report. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of this Quarterly Report, the Company continues to remain insolvent and as a result, was unable to timely meet its annual and quarterly periodic reporting obligations under the 34 Act, for 2024. The Company obtained financing to enable it to complete the preparation and review of the interim financial statements for the quarter ended March 31, 2025 and file this Quarterly Report; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2025 calendar year.

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

The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the unaudited consolidated financial statements contained in this Quarterly Report, which have been prepared in accordance with GAAP. You should read the discussion and analysis together with such unaudited consolidated financial statements and the related notes thereto.

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

For the three months ended March 31, 2025, compared with the three months ended March 31, 2024

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2025, and 2024.

	For the Three Months Ended March 31,
	2025	2024
Revenues	$-	$-
Operating expenses	332,271	829,597
Loss from operations	(332,271)	(829,597)
Other expenses, net	(71,690)	(48,247)
Loss from continuing operations	(403,961)	(877,844)
Loss from discontinued operations	(94,309)	(1,187,076)
Net loss	(498,270)	(2,064,920)
Accrued dividends	(76,990)	(79,762)
Net loss attributable to common stockholders	$(575,260)	$(2,144,682)

Results of Operations

Revenue

For the three months ended March 31, 2025, and 2024, total revenue is reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our consolidated financial statements.

Operating Expenses

For the three months ended March 31, 2025, total operating expenses amounted to $332,271 as compared to $829,597 for the three months ended March 31, 2024, a decrease of $497,326, or 60.0%, as reflected in the accompanying chart and described more fully below.

For the three months ended March 31, 2025, and 2024, operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Compensation and related benefits	$160,340	$598,332
Legal and professional fees	170,960	144,433
General and administrative expenses	971	86,832
Total Operating Expenses	$332,271	$829,597

Compensation and related benefits

For the three months ended March 31, 2025, compensation and related benefits amounted to $160,340 as compared to $598,332 for the three months ended March 31, 2025 and 2024, a decrease of $437,992, or 73.2%. During the three months ended March 31, 2025, the overall decrease in compensation and related benefits as compared to the three months ended March 31, 2024 was primarily attributable to a decrease in compensation paid to significant employees, a decrease in administrative staff due to the discontinuation of our trucking businesses in February 2024, and a decrease in stock-based compensation of $27,987.

Legal and professional fees

For the three months ended March 31, 2025, legal and professional fees were $170,960 as compared to $144,433 for the three months ended March 31, 2024, an increase of $26,527, or 18.4%, which was primarily attributable to an increase in accounting and auditing fees of $53,055, offset by a decrease in legal fees of $21,168 and a net decrease in other professional fees of $5,480.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses. For the three months ended March 31, 2025, general and administrative expenses were $971 as compared to $86,832 for the three months ended March 31, 2024, a decrease of $85,861, or 98.9%. The decrease was primarily attributable to a decrease in operations due to the discontinuation of our trucking businesses in February 2024 and cost-cutting measures.

Loss from operations

For the three months ended March 31, 2025, loss from operations amounted to $332,271 as compared to $829,597 for the three months ended March 31, 2024, a decrease of $497,326, or 60.0%, primarily due to: (i) a decrease in general and administrative expenses of $85,861; and (ii) a decrease in compensation and other benefits of $437,992, offset by an increase in legal and professional fees of $26,527 as discussed above.

Other expenses

Total other expenses include interest expenses. For the three months ended March 31, 2025, and 2024, other expenses consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$9,103	$2,468
Interest expense – related parties	62,587	45,779
Total other expenses	$71,690	$48,247

For the three months ended March 31, 2025, aggregate interest expense was $71,690 and $48,247, respectively, an increase of $23,443, or 48.6%. The increase in interest expense was primarily attributable to an increase in related party and third party notes payable.

Loss from discontinued operations

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

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2025 and 2024 related to discontinued operations.

	For the Three Months Ended March 31,
	2025	2024
Revenues	$-	$1,371,993
Cost of revenues	-	1,383,829
Gross profit (loss)	-	(11,836)
Operating expenses	(4,981)	(592,995)
Impairment loss	-	(555,628)
Other expenses, net	(89,328)	(26,617)
Loss from discontinued operations	$(94,309)	$(1,187,076)

During the three months ended March 31, 2024, operating expenses of discontinued operations included an impairment loss of $555,628 from the write down of property and equipment.

Net loss

Due to factors discussed above, for the three months ended March 31, 2025, and 2024, net loss amounted to $498,270 and $2,064,920, respectively. For the three months ended March 31, 2025, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred”) and shares of the Company’s Series G Convertible Preferred Stock (the “Series G Preferred) of $76,990, amounted to $575,260, or $(0.00) per basic and diluted common share. For the three months ended March 31, 2024, net loss attributable to common stockholders, which included dividends accrued on the Series E Preferred and the Series G Preferred of $79,762, amounted to $2,144,682, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2025, and December 31, 2024, we had a cash balance of $220,202 and $177,257, respectively. Our working capital deficit was $12,467,277 and $11,892,017 on March 31, 2025, and December 31, 2024, respectively. We reported a net increase in cash for the three months ended March 31, 2025 of $42,945 primarily as a result of cash used in operations of $182,055, which were partially offset by net cash proceeds received from notes payable of $225,000.

As of May 12, 2025, the Company had $56,1852 in cash, consisting of: (i) $36,561 remaining from the issuance of an unsecured one (1) unsecured promissory note in May 2025 in the principal amount of $50,000 and (ii) $19,624 related to Severance Trucking.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $498,270 and $2,064,920 for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operations was $182,055 and $78,634 for the three months ended March 31, 2025, and 2024, respectively. Additionally, we had an accumulated deficit and working capital deficit of $147,043,296 and $12,467,277 on March 31, 2025, respectively. These factors, in addition to the cessation of all operations, raises substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

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

If the Company defaults on the August 2024 Notes, the 2024 Lenders have the right to demand repayment of the August 2024 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the August Notes outstanding, including any accrued but unpaid interest. On February 10, 2025, the August 2024 Notes were amended to extend the due date for the outstanding principal and interest of the August 2024 Notes from February 12, 2025, to August 12, 2025.

On October 9, 2024, the Company issued two unsecured non-convertible promissory notes (the “October 2024 Notes”) in the aggregate principal amount of $100,000, with an interest rate of 10% per annum that mature six months from the date of issuance to the 2024 Lenders. If the Company defaults on the October 2024 Notes, the 2024 Lenders have the right to demand repayment of the October 2024 Notes in full upon five business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty-day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the October 2024 Notes outstanding, including any accrued but unpaid interest. The primary use of the proceeds from the October 2024 Notes were for use in (i) the Company’s 2023 audit and quarterly reviews for 2024; regaining compliance with required SEC filings; (iii) maintaining the Company’s OTC listing; (iv) keeping the Company in good standing with requisite taxing authorities; and (v) fees for routine litigation matters in the ordinary course of business.

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

On November 22, 2024, the Company issued an unsecured non-convertible promissory note (the “November 2024 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that matures six (6) months from the date of issuance to a 2024 Lender. If the Company defaults on the November 2024 Note, the 2024 Lender has the right to demand repayment of the November 2024 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the November 2024 Note outstanding, including any accrued but unpaid interest. Concurrently with the issuance of the November 2024 Note, the Company also entered into a letter agreement (the “November 2024 Letter Agreement”) with the 2024 Lender setting forth, among other items, the intended use of proceeds of the November 2024 Note which include: (i) the completion of the Company’s 2023 audit and reviews for the subsequent 2024 quarters; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. On May 5, 2025, the November 2024 Note was amended to extend the due date for the outstanding principal and interest of the November 2024 Note from May 22, 2025, to August 12, 2025.

On January 21, 2025, the Company issued an unsecured non-convertible promissory note (the “January 2025 Note”) in the aggregate principal amount of $50,000, with an interest rate of 10% per annum that mature six (6) months from the date of issuance to one of the 2024 Lenders. If the Company defaults on the January 2025 Note, the 2024 Lender has the right to demand repayment of the January 2025 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in addition to the 10% interest rate will apply to the entire amount of the January 2025 Note outstanding, including any accrued but unpaid interest. Concurrently with the issuance of the January 2025 Note, the Company also entered into a letter agreement of even date (the “January 2025 Letter Agreement”) with the 2024 Lenders setting forth, among other items, the intended use of proceeds of the January 2025 Notes which include: (i) the completion of the Company’s 2024 second and third quarter reviews; (ii) preparation and submission of any requisite filings with the SEC and OTC Expert Market; (iii) maintaining good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business.

On March 10, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $100,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to C/M Capital Master Fund, LP (the “2025 Lender”) and on March 25, 2025, the Company issued a second unsecured non-convertible promissory note in the principal amount of $75,000, with interest at the rate of 10% per annum accruing and due at maturity in six months to the 2025 Lender. These notes and herein referred to as the “March 2025 Notes”. The March 2025 Notes were for the primary purpose of funding a portion of the costs related to: (i) the completion of the Company’s 2024 annual financial statements and audit by the Company’s independent auditor and 2025 first quarter financial statements and independent auditor review; (ii) preparation and submission of any requisite filings with the SEC and the OTC PINK; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The Company may repay the March 2025 Notes upon maturity or prior to maturity with the mutual agreement of the 2025 Lender. The March 2025 Notes also contain customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the March 2025 Note when due at maturity or otherwise, failure to satisfy any covenant in the March 2025 Notes or other agreements between the Company and the 2025 Lender or any other creditor, breach of representations and warranties set forth in the March 2025 Notes or any transaction document executed contemporaneously with the March 2025 Notes, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the March 2025 Notes, the 2025 Lender has the right to demand repayment of the March 2025 Notes in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the March 2025 Notes outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the March 2025 Notes and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the March 2025 Notes.

On May 1, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $50,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to the 2025 Lender (the “May 2025 Note”). The May 2025 Note is for the primary purpose of funding a portion of the costs related to: (i) the preparation and filing of the Company’s prepare the Company’s Certificate of Designation of Preferences, Rights, and Limitations of Series J Senior Convertible Preferred Stock (the “Series J Certificate”); (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The Company may repay the May 2025 Note upon maturity or prior to maturity with the mutual agreement of the 2025 Lender. The May 2025 Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the May 2025 Note when due at maturity or otherwise, failure to satisfy any covenant in the May 2025 Note or other agreements between the Company and the Lender or any other creditor, breach of representations and warranties set forth in the May 2025 Note or any transaction document executed contemporaneously with the May 2025 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the May 2025 Note, the 2025 Lender has the right to demand repayment of the May 2025 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the May 2025 Note outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the May 2025 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the May 2025 Note.

Management cannot provide assurance that we will remain current in our SEC filings, successfully restructure our debts and liabilities, find a new business opportunity, achieve profitable operations, become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund the Company in the future and to pay our debt obligations. Although we have historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company would need to filing bankruptcy. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2025, amounted to $182,055. During the three months ended March 31, 2025, net cash used in operating activities was primarily attributable to a net loss of $498,270, adjusted for changes in operating assets and liabilities as a result of increases in accounts payable and accrued expenses of $133,278, accrued compensation and related benefits of $122,840, and accrued expenses – related parties of $62,587.

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

Financing activities

For the three months ended March 31, 2025, net cash provided by financing activities totaled $225,000. During the three months ended March 31, 2025, we received cash proceeds of $225,000 from notes payable from unrelated third parties.

For the three months ended March 31, 2024, net cash provided by financing activities totaled $45,804. During the three months ended March 31, 2024, we received cash proceeds of $391,838 from notes payable from related parties, offset by the repayment of notes payable of $346,034.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024, amounted to $0.

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

On February 9, 2021, the Company filed its answer, defenses, and counterclaims in this action. Among other things, the Company avers that SCS’s claims are barred by its unclean hands and other inequitable conduct, including breach of its duties (i) to maintain the confidentiality of information provided to SCS and (ii) to work only in furtherance of the Company’s interests, not in furtherance of SCS’s own, and conflicting interests. The Company also avers, in its counterclaims, that SLS owes the Company damages in excess of the $42,000 sought in the main action because SLS was at least grossly negligent in any due diligence it undertook before recommending that the Company acquire Prime EFS LLC in June 2018. SCS filed a motion to strike TLSS’s defenses and counterclaims, and TLSS opposed that application. Those motions remain sub judice.

A two-day non-jury trial was held in this action in Palm Beach County, Florida, on April 20-21, 2022. However, at the end of the second day a mistrial was declared because SCS had not withdrawn its motion to strike and answered the counterclaims.

On July 20, 2023, SCS moved for summary judgment in this action. On July 27, 2023, the Company filed papers opposing the motion. On August 21, 2023, the court conferenced SCS’s motion for summary judgment and SCS’s motion to strike counterclaims and dismiss the counterclaims. The court indicated it would deny the first motion and grant the second motion. On September 5, 2023, the Company filed Amended Affirmative Defenses and an Amended Counterclaim. On October 2, 2023, SCS filed a motion to Dismiss the Amended Counterclaim, but it did not file a motion to strike the Amended Affirmative Defenses. On October 3, 2023, the Company filed a motion to strike SCS’s Motion to Dismiss the Amended Counterclaim on the grounds that SCS’s motion was not filed within ten (10) days as required under Florida law. On July 19, 2024, the court denied SCS’s motion for summary judgment on all claims in its entirety.

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

The complaint alleges that Mercadante breached duties to the Company by, among other things, requesting, in mid-2019, that certain preferred equity holders, including SCS, convert their preferred shares into Company common stock in order to facilitate an equity offering by the Company and then not consummating that offering. The complaint also alleges that Mercadante and Cerny caused the Company to engage in purportedly wasteful and unnecessary transactions such as taking merchant cash advances (MCA) on disadvantageous terms. The complaint further alleges that Mercadante and Cerny “issued themselves over two million shares of common stock without consideration.” The complaint seeks unspecified compensatory and punitive damages on behalf of the Company for breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud, civil conspiracy and the appointment of a receiver or custodian for the Company.

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

Perez was employed by CE as a dock worker beginning on March 8, 2022, and last worked September 27, 2022. He alleges that in or around July 2022, he informed CE that he was expecting a child. Perez has not provided any details regarding the individual(s) with CE he allegedly informed. On September 27, 2022, Perez requested that CE complete the employer section of his New York Paid Family Leave (“PFL”) paperwork, which CE did. Thereafter, Perez ceased communicating with CE. Further, CE did not receive any confirmation that Perez had in fact filed for PFL or that his PFL was approved.

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

Emerson Swan v. Severance Trucking Co., Inc.

On April 1, 2024, a judgment was entered against Severance Trucking on behalf of Emerson Swan, Inc. (“Emerson”) in the amount of $96,226, including prejudgment interest, statutory costs and legal fees. Emerson, which was a customer of Severance Trucking, claimed that an employee of Severance Trucking stole $75,209 of Emerson’s products while under Severance Trucking’s control. We did not accrue this claim and believe it is not liable since the accusation was made prior to the Severance Trucking acquisition date in January 2023.

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

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated; and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,570.58 in compensatory damages, $11,027.13 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest, all of which have been accrued as of March 31, 2025. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome.

Other than discussed above, as of the date of this Quarterly Report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our 2024 Annual Report. There have been no material changes in our risk factors from those previously disclosed in our 2024 Annual Report. You should carefully consider the risks described in our 2024 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2024 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).

3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).

3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).

3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2023).

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on November 25, 2024, to the Certificate of Change of the Company dated December 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2024).

3.8	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.2	Form of Warrants dated between January 2020 and March 2020 (incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020).

4.3	Form of Common Stock Purchase Warrant dated June 16, 2020 by Transportation and Logistics Services, Inc (incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

4.4	Form of Common Stock Purchase Warrant issued in Series E Offering (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020).

4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).

4.7	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

4.8	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

4.10	Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).

4.11	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025).

4.12	Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.1*	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Investors.

10.2	Letter Agreement, dated as of January 21, 2025, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2025).

10.3	Letter Agreement, dated as of March 10, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025).

10.4	Letter Agreement, dated as of March 25, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2025).

10.5*	Form of Promissory Note Amendment Agreement between Transportation and Logistics Systems, Inc. and Certain Investors.

10.6	Letter Agreement, dated as of May 1, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.7+	Termination Notice, dated as of May 5, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

# Furnished herewith. The certifications attached as Exhibit 31.1 and Exhibit 32.1 that accompany this Quarterly Report are not deemed filed with the Securities and Exchange Commission and are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Transportation and Logistics Systems, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: May 13, 2025	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

