Form 10-Q
period 2025-06-30
Transportation & Logistics Systems, Inc.
filed 2025-08-14
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, the registrant had outstanding 5,889,437,474 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

JUNE 30, 2025

-i-

For purposes of this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, the “Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation, and its wholly-owned subsidiaries: TLSS Acquisition, Inc. (“TLSSA”), TLSS Operations Holding Company, Inc. (“TLSS Ops”), Shyp FX, Inc. (“Shyp FX”), Shyp CX, Inc. (“Shyp CX”); those entities wholly-owned by TLSS Ops, TLSS-CE, Inc. (“TLSS-CE”) and TLSS-STI, Inc. ( “TLSS-STI”); JFK Cartage Co., Inc. (JFK Cartage”), a wholly-owned subsidiary of Cougar Express; Severance Trucking Co., Inc. (“Severance Trucking”), a wholly-owned subsidiary of TLSS-STI and Severance Warehousing, Inc. (“Severance Warehousing”) and McGrath Trailer Leasing, Inc. (“McGrath”), both wholly-owned subsidiaries of Severance Trucking, (Severance Trucking, Severance Warehousing, and McGrath collectively, “Severance”); and, the deconsolidated former subsidiary, Cougar Express, Inc. (“Cougar Express”), a wholly-owned subsidiary of TLSS-CE.

Hereinafter, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, TLSS-STI, Cougar Express, JFK Cartage, and Severance, are hereinafter, the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the six months ended June 30, 2025 and 2024 are included as part of discontinued operations on the consolidated financial statements.

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

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$62,571	$177,257
Prepaid expenses and other current assets	1,500	1,260
Assets of discontinued operations	419	419

Total Current Assets	64,490	178,936

TOTAL ASSETS	$64,490	$178,936

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$-	$300,000
Notes payable - related parties	-	1,547,838
Accounts payable	862,358	1,167,795
Accrued expenses	234,478	1,188,485
Accrued expenses - related parties	-	290,133
Accrued compensation and related benefits	1,151,779	906,099
Liabilities of discontinued operations	6,730,526	6,670,603

Total Current Liabilities	8,979,141	12,070,953

Total Liabilities	8,979,141	12,070,953

Series J convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 85,688 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively ($9,425,680 redemption value as of June 30, 2025)	9,425,680	-

Commitments and Contingencies (See Note 6)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at June 30, 2025 and December 31, 2024 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at June 30, 2025 and December 31, 2024 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 0 and 21,418 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively ($13.34 per share liquidation value)	-	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 0 and 406,500 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively ($10.00 per share liquidation value)	-	407
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at June 30, 2025 and December 31, 2024 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,889,437,474 and 5,889,437,474 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5,889,437	5,889,437
Additional paid-in capital	122,007,250	128,686,122
Accumulated deficit	(146,237,050)	(146,468,036)

Total Shareholders’ Deficit	(18,340,331)	(11,892,017)

Total Liabilities and Shareholders’ Deficit	$64,490	$178,936

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	160,340	187,050	320,680	785,382
Legal and professional fees	226,301	23,544	397,261	167,977
General and administrative expenses	2,734	27,142	3,705	113,974

Total Operating Expenses	389,375	237,736	721,646	1,067,333

LOSS FROM OPERATIONS	(389,375)	(237,736)	(721,646)	(1,067,333)

OTHER INCOME (EXPENSES):
Gain of debt extinguishment	1,481,742	-	1,481,742	-
Interest expense	(9,198)	-	(18,301)	(2,468)
Interest expense - related parties	(43,976)	(53,788)	(106,563)	(99,567)

Total Other Income (Expenses), net	1,428,568	(53,788)	1,356,878	(102,035)

INCOME (LOSS) BEFORE INCOME TAXES	1,039,193	(291,524)	635,232	(1,169,368)

Provision for income taxes	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,039,193	(291,524)	635,232	(1,169,368)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(92,251)	(282,050)	(186,560)	(1,469,126)

LOSS FROM DISCONTINUED OPERATIONS	(92,251)	(282,050)	(186,560)	(1,469,126)

NET INCOME (LOSS)	946,942	(573,574)	448,672	(2,638,494)

Deemed contribution on exchange of equity instruments	800,380	-	800,380	-
Accrued dividends	(140,696)	(76,358)	(217,686)	(156,120)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,606,626	$(649,932)	$1,031,366	$(2,794,614)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Net income (loss) per share from continuing operations -basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,889,437,474	5,521,935,077	5,889,437,474	5,181,449,581
Diluted	5,889,437,474	5,521,935,077	5,889,437,474	5,181,449,581

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

 (Unaudited)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(146,468,036)	$(11,892,017)

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,990)	(76,990)

Net loss	-	-	-	-	-	-	-	-	-	(498,270)	(498,270)

Balance, March 31, 2025	21,418	21	406,500	407	32,374	32	5,889,437,474	5,889,437	128,686,122	(147,043,296)	(12,467,277)

Conversion of Series E and Series G preferred shares and accrued dividends and cancellation of warrants into Series J preferred shares	(21,418)	(21)	(406,500)	(407)	-	-	-	-	(4,355,264)	-	(4,355,692)

Series J redemption premium recorded	-	-	-	-	-	-	-	-	(856,880)	-	(856,880)

Gain on extinguishment of notes payable and accrued interest converted to Series J preferred shares	-	-	-	-	-	-	-	-	(541,788)	-	(541,788)

Gain on extinguishment of accounts payable and accrued expenses converted to Series J preferred shares	-	-	-	-	-	-	-	-	(495,355)	-	(495,355)

Gain on extinguishment of accrued dividends converted to Series J preferred shares	-	-	-	-	-	-	-	-	(429,585)	-	(429,585)

Dividends accrued	-	-	-	-	-	-	-	-	-	(140,696)	(140,696)

Net income	-	-	-	-	-	-	-	-	-	946,942	946,942

Balance, June 30, 2025	-	$-	-	$-	32,374	$32	5,889,437,474	$5,889,437	$122,007,250	$(146,237,050)	$(18,340,331)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,854,231	$(142,333,298)	$(7,997,436)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(44,837)	(45)	-	-	696,876,687	696,877	(574,940)	-	121,892

Dividends accrued	-	-	-	-	-	-	-	-	-	(79,762)	(79,762)

Net loss	-	-	-	-	-	-	-	-	-	(2,064,920)	(2,064,920)

Balance, March 31, 2024	21,418	21	430,663	431	32,374	32	5,177,979,033	5,177,979	129,307,278	(144,477,980)	(9,992,239)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(17,506)	(18)	-	-	500,000,000	500,000	(494,765)	-	5,217

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,358)	(76,358)

Net loss	-	-	-	-	-	-	-	-	-	(573,574)	(573,574)

Balance, June 30, 2024	21,418	$21	413,157	$413	32,374	$32	5,677,979,033	$5,677,979	$128,840,500	$(145,127,912)	$(10,608,967)

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$448,672	$(2,638,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	-	39,018
Stock-based compensation	-	55,974
Impairment loss - discontinued operations	-	555,628
Gain on deconsolidation of subsidiary - discontinued operations	-	(158,347)
Recovery from (Allowance for ) credit losses - discontinued operations	-	(3,937)
Gain on debt extinguishment	(1,481,742)	-
Change in operating assets and liabilities:
Accounts receivable	-	636,293
Prepaid expenses and other current assets	(240)	232,908
Security deposit	-	6,155
Accounts payable and accrued expenses	291,382	510,741
Accrued expenses - related parties	106,562	99,567
Accrued compensation and related benefits	245,680	594,651

NET CASH USED IN OPERATING ACTIVITIES	(389,686)	(69,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	275,000	-
Proceeds from notes payable - related parties	-	387,838
Proceeds from notes payable - related parties - discontinued operations	-	4,000
Repayment of notes payable	-	(346,034)

NET CASH PROVIDED BY FINANCING ACTIVITIES	275,000	45,804

NET DECREASE IN CASH	(114,686)	(24,039)

CASH, beginning of period	177,257	218,152

CASH, end of period	$62,571	$194,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$2,468
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series G preferred stock and accrued dividends to common stock	$-	$127,109
Conversion of Series E and Series G preferred stock and accrued dividends to Series J preferred stock	$1,116,208	$-
Conversion of notes payable and notes payable - related parties and accrued interest to Series J preferred stock	$2,546,519	$-
Conversion of accounts payable and accrued expenses to Series J preferred stock	$550,395	$-
Increase in Series J redemption premium applied against additional paid-in capital	$856,880	$-
Accrual of preferred stock dividends	$217,686	$156,120

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut, and Massachusetts. The subsidiaries of the Company during the six months ended June 30, 2025 and 2024 include: Cougar Express, Inc. (“Cougar Express”) through date of deconsolidation of February 27, 2024; JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); ; and TLSS-STI, Inc. (“TLSS-STI”).

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. During the three and six months ended June 30, 2025, and 2024, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these consolidated financial statements, TLSS-CE, which owns 100% of the stock of Cougar Express, has not filed for bankruptcy.

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates. In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the three and six months ended June 30, 2025, and 2024, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of the issuance of these unaudited consolidated financial statements, the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the consolidated financial statements for the three and six months ended June 30, 2025, and 2024.

On February 16, 2024, Severance Trucking, along with Cougar Express and JFK Cartage, ceased all operations and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024. On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of the issuance of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, was unable to timely meet its annual and quarterly periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”), for 2024. The Company obtained financing to enable it to complete the preparation and review these interim financial statements and timely file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Quarterly Report”); however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2025 calendar year.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

In addition, the Company has restructured certain of its debt and obligations and is continuing to negotiate the restructuring of its remaining existing debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that the Company will, in fact, be able to replace the Company’s former business and/or enter into new line(s) of business, or to do so profitably.

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

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these consolidated financial statements, the Company had net income (loss) of $448,672 and $(2,638,494) for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operations was $389,686 and $69,843 for the six months ended June 30, 2025 and 2024, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $146,237,050 and $8,914,651, respectively, on June 30, 2025. Furthermore, as of February 2024, the Company ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. The Company has restructured certain of its debt and obligations and is continuing to negotiate the restructuring of its remaining debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On June 30, 2025, the Company had no cash in the bank in excess of FDIC insured levels.

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited consolidated financial statements and footnotes include the valuation of accounts receivable, the valuation of right of use assets and related liabilities, assumptions used in assessing impairment of long-lived assets, valuation of assets and liabilities of discontinued operations, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, estimates of valuation of preferred stock, and the value of claims against the Company.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2025. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of June 30, 2025, and December 31, 2024, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On June 30, 2025, and December 31, 2024, the Company did not have any cash equivalents.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Leases

The Company uses Accounting Standards Update ( “ASU”) No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether it obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of June 30, 2025, and December 31, 2024. Currently, all leased premises have been abandoned (see Note 8).

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

Series J preferred stock subject to possible redemption

The Company accounts for its Series J preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series J Preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control is classified as temporary equity. The Company’s Series J Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series J preferred stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited consolidated balance sheets.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

For the three and six months ended June 30, 2024, all revenues and cost of revenues are included in discontinued operations. No revenue was generated during the three and six months ended June 30, 2025.

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive shares of common stock consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for Series E Convertible Preferred Stock (the “Series E Preferred”), Series G Convertible Preferred Stock (the “Series G Preferred”), Series H Convertible Preferred Stock (the “Series H Preferred”)   and Series J Senior Convertible Preferred Stock (the “Series J Preferred”) (using the as-if converted method). Effective as of June 1, 2025, all of our outstanding shares of Series E Preferred and Series G Preferred were exchanged for shares of our Series J Preferred. These common stock equivalents may be dilutive in the future.

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) per common share - basic:
Net income (loss)	$946,942	$(573,574)	$448,672	$(2,638,494)
Add: deemed contribution on exchange of equity instruments	800,380	-	800,380	-
Less: accrued dividends	(140,696)	(76,358)	(217,686)	(156,120)
Net income (loss) attributable to common stockholders	$1,606,626	$(649,932)	$1,031,366	$(2,794,614)
Weighted average common shares outstanding – basic	5,889,437,474	5,521,935,077	5,889,437,474	5,181,449,581
Net income (loss) per common share – basic	$0.00	$(0.00)	$0.00	$(0.00)

Net income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders – basic	$1,606,626	$(649,932)	$1,031,366	$(2,794,614)
Add: adjustments to net income (loss)	-	-	-	-
Numerator for income (loss) per common share – diluted	$1,606,626	$(649,932)	$1,031,366	$(2,794,614)

Weighted average common shares outstanding – basic	5,889,437,474	5,521,935,077	5,889,437,474	5,181,449,581
Add: dilutive shares related to:
Stock warrants	-	-	-	-
Convertible preferred shares	-	-	-	-
Weighted average common shares outstanding – diluted	5,889,437,474	5,521,935,077	5,889,437,474	5,181,449,581
Net income (loss) per common share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the three and six months ended June 30, 2025, and 2024 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	June 30, 2025	June 30, 2024
Stock warrants	323,571,429	948,338,679
Series E convertible preferred stock	-	95,238,667
Series G convertible preferred stock	-	2,065,785,000
Series H convertible preferred stock	323,740,000	323,740,000
Series J convertible preferred stock	8,568,800,000	-
	9,216,111,429	3,433,102,346

Recent accounting pronouncements

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

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

On April 14, 2023, the Company’s Board of Directors (“Board”) approved a credit facility (the “Credit Facility”) under which the Company would obtain unsecured senior debt financing of up to $1,000,000. The terms of the Credit Facility provided for interest at 12% per annum. However, upon default, the interest rate shall be 17% per annum. The maturity date of the financing was December 31, 2023, provided, however, the Company may prepay a loan at any time without premium or penalty. Each loan under the Credit Facility was made on promissory notes. During April 2023, the Company received initial loans under the Credit Facility, in the following amounts: (a) $500,000 from John Mercadante (“Mr. Mercadante”) on April 17, 2023; Mr. Mercadante is the Company’s Secretary and a Director of the Company; and (b) $100,000 from Sebastian Giordano on April 21, 2023; Mr. Giordano is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. On May 21, 2024, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on April 17, 2023, to Mr. Mercadante and on April 21, 2023, to Mr. Giordano with respect to $542,575 and $108,708, respectively, in aggregate principal and interest due on December 31, 2023. As such, the interest rate on both notes increased to 17% per annum calculated as of January 1, 2024.

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

On February 6, 2024, and February 15, 2024, the Company issued unsecured promissory notes to Mr. Mercadante, a Director of the Company, in the principal amounts of $64,534 and $319,195, respectively. Each unsecured promissory note will mature one year from the date of issuance and accrues interest at a rate per annum of 12%. On February 7, 2025, and February 21, 2025, the Company received default notices for its failure to pay outstanding principal and interest due on unsecured promissory notes that were issued on February 6, 2024 and February 15, 2024 to John Mercadante in the principal amount of $64,534 and $319,195, respectively, and were due on February 6, 2025 and February 15, 2025, respectively. As such, the interest rate on such notes increased to 17% per annum as of February 7, 2025 and February 15, 2025, respectively.

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

On May 31, 2025, the Company entered into settlement agreements (the “Series J Settlement Agreements”) with certain holders of the Company’s liabilities (the “2025 Creditors”), including certain related party note holders (the “Related Party Creditors”). Pursuant to the Series J Settlement Agreements, the Related Party Creditors settled an aggregate of $1,547,838 in outstanding notes and accrued interest payable of $396,695 in exchange for the issuance of an aggregate of 19,446 shares of the Company’s Series J Preferred, effective as of June 1, 2025. Among the debt settled with Related Party Creditors were all outstanding notes issued to Mr. Newton, Mr. Mercadante, and Mr. Benton. In connection with the exchange of the outstanding notes and related accrued interest payable for shares of Series J Preferred, the Company calculated a gain on debt extinguishment of $1,750,080, which was netted against additional paid-in capital and accordingly, no gain or loss was recognized on these settlements.

As of June 30, 2025, and December 31, 2024, aggregate notes payable to related parties in the principal amounts of $0 and $1,547,838, respectively, were outstanding. As of June 30, 2025, and December 31, 2024, the aggregate accrued interest payable to related parties amounted to $0 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheets. For the three months ended June 30, 2025, and 2024, interest expense – related parties amounted to $43,976 and $53,788, respectively. For the six months ended June 30, 2025, and 2024, interest expense – related parties amounted to $106,563 and $99,567, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

On April 9, 2025, we entered into an amendment agreement with the 2024 Lenders, pursuant to which the maturity date of the October 2024 Notes were amended from April 9, 2025 to August 12, 2025. All other terms and conditions of the October 2024 Notes remain unchanged.

On May 5, 2025, we entered into an amendment agreement with the 2024 Lender pursuant to which the maturity date of the November 2024 Note was amended from May 22, 2025, to August 12, 2025. All other terms and conditions of the November 2024 Note remain unchanged.

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

Between May 31, 2025 and June 30, 2025, the Company entered into Series J Settlement Agreements with the 2025 Creditors, pursuant to which, the 2025 Creditors, not including Related Party Creditors, settled an aggregate of $575,000 in outstanding notes and accrued interest payable of $26,986 in exchange for the issuance of an aggregate of 6,019 shares of Series J Preferred, effective as of June 1, 2025. In connection with the exchange of the outstanding notes and interest payable for shares of Series J Preferred, during the three and six months ended June 30, 2025, the Company recorded a gain on debt extinguishment of $541,788, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

As of June 30, 2025, and December 31, 2024, aggregate notes payable in the aggregate principal amounts of $0 and $300,000, respectively, were outstanding.

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

As of June 30, 2025 and December 31, 2024, there were no Series B preferred stock issued or outstanding.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

As of June 30, 2025, and December 31, 2024, no shares of Series D Preferred were outstanding.

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

From and after the Original Issuance Date, cumulative dividends on each share of Series E Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series E Stated Value plus all unpaid accrued and accumulated dividends thereon. As of June 30, 2025, and December 31, 2024, the Company has accrued dividends of $11,357 and $195,425, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets. See discussion of Series E Preferred accrued dividends in following paragraphs.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

On June 17, 2025, the Company entered into exchange agreements with holders of the Company’s securities (the “Exchange Agreements”), including holders of shares of Series E Preferred (the “Series E Preferred Shareholders”) pursuant to which, the Series E Preferred Shareholders converted 21,418 Series E Preferred Shares and accrued dividends of $191,160 in exchange for the issuance of shares of Series J Preferred Stock, effective as of June 1, 2025 (See Series J preferred stock below).

As of June 30, 2025, and December 31, 2024, 0 and 21,418 shares of Series E Preferred were issued and outstanding, respectively.

Series G preferred stock

On December 31, 2021, we entered into securities purchase agreements with investors pursuant to which the Company issued an aggregate of (i) 710,000 shares of a newly created series of preferred stock called the Series G Preferred and (ii) common stock purchase warrants to purchase up to 700,000,000 shares of the Company’s common stock with an exercise price of $0.01 (the “Series G Offering”). In connection with the Series G Offering, on December 28, 2021, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (as amended, the “Series G COD”) with the Secretary of State of the State of Nevada designating 1,000,000 shares of preferred stock as Series G Preferred. The Series G Preferred has a stated value of $10.00 per share (the “Series G Stated Value”). The gross proceeds to the Company from the Series G Offering were $7,100,000.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

From and after the original issuance date, cumulative dividends on each share of Series G Preferred shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6% per annum based on a 360-day year on the Series G Stated Value plus all unpaid accrued and accumulated dividends thereon. As of June 30, 2025, and December 31, 2024, the Company has accrued dividends of $0 and $785,845, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets. See discussion of Series G Preferred accrued dividends in following paragraphs.

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

During the three months ended June 30, 2025 and 2024, the Company issued 0 and 500,000,000 shares of its common stock in connection with the conversion of 0 and 17,506 shares of Series G Preferred and accrued dividends payable of $0 and $5,217, respectively. The conversion ratio was based on the Series G COD.

During the six months ended June 30, 2025 and 2024, the Company issued 0 and 1,196,876,687 shares of its common stock in connection with the conversion of 0 and 62,343 shares of Series G Preferred and accrued dividends payable of $127,109, respectively. The conversion ratio was based on the Series G COD.

Effective June 1, 2025, the Company entered into the Exchange Agreements with holders of the Company’s securities, including holders of shares of Series G Preferred (the “Series G Preferred Shareholders”), pursuant to which, the Series G Preferred Shareholders agreed to convert 406,500 shares of Series G Preferred and accrued dividends of $925,047 in exchange for the issuance of Series J Preferred (See Series J preferred stock below).

As of June 30, 2025, and December 31, 2024, 0 and 406,500 shares of Series G Preferred were issued and outstanding, respectively.

Series H preferred stock

On September 20, 2022, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (the “Series H COD”) with the Secretary of State of the State of Nevada designating 35,000 shares of preferred stock as Series H Preferred. The Series H Preferred has no stated value and pursuant to the Series H COD:

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

As of both June 30, 2025, and December 31, 2024, 32,374 shares of Series H Preferred were outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Series J preferred stock

On May 5, 2025, we filed with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) the Certificate of Designation of Preferences, Rights, and Limitations of Series J Senior Convertible Preferred Stock to designate 1,000,000 shares of the Company’s authorized and unissued preferred stock as Series J Preferred (the “Series J Certificate”). The Series J Certificate became effective upon its filing with the Nevada Secretary of State. Each share of Series J Preferred has a stated value of $100. Beginning on June 1, 2025, and on each successive six-month anniversary, holders of the shares of the Series J Preferred are entitled to receive dividends, in either cash or stock at the option of the Company, equal to 10% of the aggregate stated value of each such holders Series J Preferred. Such dividends accrue and compound daily based on a 360-day year.

Holders of the Series J Preferred are entitled to vote on matters in which the holders of shares of the Company’s common stock are entitled to vote on an as-converted basis, which assumes each holder of Series J Preferred have converted their shares of Series J Preferred into shares of common stock. In addition, so long as any shares of Series J Preferred are outstanding, the Company cannot, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series J Preferred, which vote as a separate class, (a) alter or change adversely the powers, preferences or rights given to the Series J Preferred or alter or amend the Series J Certificate of Designation, (b) amend the articles of incorporation of the Company or any other charter documents of the Company in any manner that adversely affects any rights of the Series J Preferred or (c) enter into any agreement with respect to any of the foregoing.

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

The shares of Series J Preferred are redeemable upon the occurrence of certain triggering events. Upon such triggering events, holders of Series J Preferred have the option to cause the Company to redeem all or part of such holder’s shares of Series J Preferred at a price per share equal to 110% of the stated value of such shares. The Company accounts for its Series J preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series J Preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control is classified as temporary equity. The Company’s Series J Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series J preferred stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited consolidated balance sheets as of June 30, 2025. In connection with the recording of the 10% redemption premium, the Company increased the redemption value of the Series J preferred stock by $856,880, which was reflected as an offset against additional paid-in capital.

In the event of any liquidation, dissolution or winding up of the Company, each holder of Series J Preferred is entitled to an amount in cash equal to 120% of the aggregate stated value of Series J Preferred held by such holder. In addition, holders of Series J Preferred are entitled to any accrued and unpaid dividends upon an event of liquidation, dissolution or winding up of the Company.

Between June 17, 2025 and June 30, 2025, the Company entered into Exchange Agreements with the holders of the Company’s securities, pursuant to which (i) an aggregate of 21,418 shares of Series E Preferred and accrued dividends of $191,160 and 406,500 shares of Series G Preferred and accrued dividends of $925,047 were exchanged, and (ii) Common Stock purchase warrants to purchase up to 593,642,860 shares of Common Stock (the “Cancelled Warrants”) were cancelled for an aggregate of 54,719 shares of Series J Preferred, effective as of June 1, 2025. In connection with the exchange of Series E Preferred and Series G Preferred and outstanding accrued dividends to Series J Preferred, during the three and six months ended June 30, 2025, the Company recorded a gain on debt extinguishment of $429,585, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations. Additionally, on June 1, 2025, in connection with the exchange of shares of Series E Preferred and Series G Preferred and the cancellation of the Cancelled Warrants, the Company determined that all such securities were extinguished as a result of such exchange and cancellation. As a result, the difference between the carrying amount of the shares of Series E Preferred and Series G Preferred and the fair value of the shares of Series J Preferred, in an amount equal to $800,380 was recognized as a deemed contribution in the three and six months ended June 30, 2025 that increased additional paid-in capital and income attributable to common shareholders in calculating net income (loss) per common share in accordance with ASC 260-10.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Between May 30, 2025 and July 21, 2025, the Company entered into Series J Settlement Agreements with the 2025 Creditors. Pursuant to the Series J Settlement Agreements, the 2025 Creditors, not including the Related Party Creditors, settled an aggregate of $575,000 in outstanding notes and accrued interest of $26,986 in exchange for the issuance of an aggregate of 6,019 shares of Series J Preferred, effective as of June 1, 2025. In connection with the exchange of such outstanding notes and related accrued interest to Series J Preferred, during the three and six months ended June 30, 2025, the Company recorded a gain on debt extinguishment of $541,788, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

On May 30, 2025, the Company entered into Series J Settlement Agreements with the Related Party Creditors. Pursuant to the Series J Settlement Agreements, the Related Party Creditors settled an aggregate of $1,547,838 in outstanding notes and accrued interest payable of $396,695 in exchange for the issuance of an aggregate of 19,446 shares of Series J Preferred, effective as of June 1, 2025. In connection with the exchange of the outstanding notes and related accrued interest payable for shares of Series J Preferred, the Company calculated a gain on debt extinguishment of $1,750,080, which was netted against additional paid-in capital and accordingly, no gain or loss was recognized on these settlements.

Between May 30, 2025 and July 21, 2025, the Company entered into Series J Settlement Agreements with certain vendors of the Company (the “Vendors”), pursuant to which the Vendors settled an aggregate of $550,395 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 5,504 shares of Series J Preferred, effective as of June 1, 2025. In connection with the exchange of outstanding accounts payable and accrued expense to shares of Series J Preferred, during the three and six months ended June 30, 2025, the Company recorded a gain on debt extinguishment of $495,355, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

Common stock

Shares issued in connection with conversion of Series G preferred shares

During the three months ended June 30, 2025 and 2024, the Company issued 0 and 500,000,000 shares of its common stock in connection with the conversion of 0 and 17,506 shares of Series G Preferred and accrued dividends payable of $0 and $5,217, respectively. The conversion ratio was based on the Series G COD.

During the six months ended June 30, 2025 and 2024, the Company issued 0 and 1,196,876,687 shares of its common stock in connection with the conversion of 0 and 62,343 shares of Series G Preferred and accrued dividends payable of $127,109, respectively. The conversion ratio was based on the Series G COD.

Shares issued for compensation

During the six months ended June 30, 2025, and 2024, aggregate accretion of stock-based compensation expense, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $0 and $55,974, respectively. Total unrecognized compensation expense related to these vested and unvested shares of common stock on June 30, 2025, amounted to $0.

Warrants

Warrant activities for the six months ended June 30, 2025 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2024	946,171,489	$0.004	1.56	$0
Cancelled	(593,642,860)	(0.002)
Expired	(28,957,200)	(0072)	-	-
Balance Outstanding June 30, 2025	323,571,429	$0.002	1.22	$0
Exercisable, June 30, 2025	323,571,429	$0.002	1.22	$0

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of June 30, 2025.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

In this action, SCS alleges that it entered into a renewable six-month consulting agreement with the Company dated September 5, 2019, and that the Company failed to make certain monthly payments due thereunder for the months of October 2019 through March 2020, summing to $42,000. The complaint alleges claims for breach of contract, quantum meruit, unjust enrichment and account stated.

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. On July 18, 2025, the court entered an Order which determined that the settlement of $36,000 in money the Company owed to SCS claimed in exchange for the issuance of 360 shares of Series J Preferred Stock was fair to SCS. On July 21, 2025, the court entered a final order which dismissed the action with prejudice (see Note 9).

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of June 30, 2025, and December 31, 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated, and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,571 in compensatory damages, $11,027 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest, all of which have been accrued as of June 30, 2025. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome. On July 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “A&S Settlement Agreement”) with Akabas & Sproule seeking $86,571 in compensatory damages, $14,274 in interest and not less than $24,155 in costs of collection, for a total of $125,000 (the “A&S Claim”) in which all claims were resolved by the issuance of 1,250 shares of Series J Preferred and upon the satisfaction of certain obligations and conditions, the action will be dismissed with prejudice. The A&S Settlement Agreement was on substantially the same form as the Liability Settlement Agreements (see Note 9).

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/iunjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of June 30, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

As of June 30, 2025, and December 31, 2024, in connection with the extension of the term of the CEO Employment Agreement, the amount of compensation and benefit amounts due to Mr. Giordano amounts to the following, which is included in accrued compensation and related benefits on the accompanying consolidated balance sheet:

	June 30, 2025	December 31, 2024
(i) Unpaid base salary – since February 16, 2024	$595,375	$378,875
(ii) Accrued vacation pay	119,636	104,244
(iii) Health insurance premium – since February 16, 2024	36,768	22,980
(iv) Severance payment due (a)	400,000	400,000
Total	$1,151,779	$906,099

(a)	The above amount consist of the severance payment that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement ($400,000).

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

On May 31, 2025 and effective June 1, 2025, the Company entered into Series J Settlement Agreements with the Related Party Creditors. Pursuant to the Series J Settlement Agreements, the Related Party Creditors agreed to settle an aggregate of $1,547,838 in outstanding notes and accrued interest payable of $396,695 in exchange for the issuance of an aggregate of 19,446 shares of Series J Preferred. In connection with the exchange of the outstanding notes and related accrued interest payable for shares of Series J Preferred, the Company calculated a gain on debt extinguishment of $1,750,080, which was netted against additional paid-in capital and accordingly, no gain or loss was recognized on these settlements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

As of June 30, 2025, and December 31, 2024, aggregate notes payable to related parties in the principal amounts of $0 and $1,547,838, respectively, were outstanding. As of June 30, 2025, and December 31, 2024, the aggregate accrued interest payable to related parties amounted to $0 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheets. For the three months ended June 30, 2025, and 2024, interest expense – related parties amounted to $43,976 and $53,788, respectively. For the six months ended June 30, 2025, and 2024, interest expense – related parties amounted to $106,563 and $99,567, respectively.

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

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	June 30,	December 31,
	2025	2024
Assets of discontinued operations:
Accounts receivable, net	$419	$419
Assets of discontinued operations, current portion	419	419
Total assets of discontinued operations	$419	$419

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$2,467,432
Accounts payable	1,167,370	1,286,931
Accrued expenses	573,682	394,198
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	6,730,526	6,670,603
Total liabilities of discontinued operations	$6,730,526	$6,670,603

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$1,371,993
Cost of revenues, excluding depreciation and amortization	-	28,124	-	1,411,953
Gross profit (loss)	-	(28,124)	-	(39,960)
Operating expenses	(2,510)	(123,473)	(7,491)	(716,468)
Impairment loss	-	-	-	(555,628)
Other (expenses) income, net	(89,741)	(130,453)	(179,069)	(157,070)
Loss from discontinued operations	$(92,251)	$(282,050)	$(186,560)	$(1,469,126)

Accounts receivable

On June 30, 2025 and December 31, 2024, accounts receivable, net included in assets from discontinued operations consisted of the following:

	June 30, 2025	December 31, 2024
Accounts receivable	$419	$419
Allowance for credit estimated losses	-	-
Accounts receivable, net	$419	$419

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Property and equipment, net

For the three and six months ended June 30, 2024, depreciation expense amounted to $0 and $39,018, respectively, and are included in loss from discontinued operations. For the three and six months ended June 30, 2025, depreciation expense amounted to $0.

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

During the six months ended June 30, 2024, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $555,628, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

Notes Payable

On June 30, 2025, and December 31, 2024, notes payable included in liabilities of discontinued operations consisted of the following:

	June 30, 2025	December 31, 2024
Principal amounts	$2,467,432	$2,467,432
Less: current portion of notes payable	(2,467,432)	(2,467,432)
Notes payable – long-term	$-	$-

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

On June 30, 2025, and December 31, 2024, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. This note is in default.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory note which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The Secured Severance Note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On June 30, 2025, and December 31, 2024, the principal amount related to this note was $1,395,768 and $1,395,768, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

Equipment and auto notes payable

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On June 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $41,624 and $41,624, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On June 30, 2025, and December 31, 2024, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On June 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $40,537 and $40,537, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On June 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $45,079 and $45,079, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On June 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $253,277 and $253,277, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On June 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $76,149 and $76,149, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

Operating and Financing Lease Right-Of-Use (“Rou”) Assets and Operating and Financing Lease Liabilities

In February 2024, the Company abandoned all remaining leased premises and as of December 31, 2023, the Company wrote off its remaining right of use assets and related security deposits.

On June 30, 2025, and December 31, 2024, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	June 30, 2025	December 31, 2024
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

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

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of June 30, 2025, and December 31, 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Exchange of Accounts Payable and Accrued Expenses and Accrued Dividends and Warrants for Series J Preferred

During July 2025, the Company entered into Series J Settlement Agreements with former holders of shares of Series E Preferred and Series G Preferred, pursuant to which, such former shareholders converted accrued dividends of $1,616 and cancelled warrants to purchase up to 35,000,000 shares of Common Stock in exchange for the issuance of an aggregate of 47 shares of Series J Preferred.

On July 21, 2025, the Company entered into the A&S Settlement Agreement in connection with the A&S Claim in which all claims were resolved by the issuance of 1,250 shares of the Company’s Series J Senior Convertible Preferred Stock. In connection with the exchange of the A&S Claim, to Series J Preferred Stock, on July 21, 2025, the Company recorded a gain on debt extinguishment of $74,071.

On July 21, 2025, the Company entered into a Series J Settlement Agreements with a vendor (the “July Vendor”), pursuant to which the July Vendor agreed to settle $379,961 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 3,800 shares of Series J Preferred. In connection with the exchange of outstanding accounts payable and accrued expense to Series J Preferred Stock, the Company recorded a gain on debt extinguishment of approximately $324,000.

On July 21, 2025, the Company entered into the Litigation Settlement Agreement with SCS. Pursuant to the Litigation Settlement Agreement, after determining that the Confidential Settlement Agreement and Mutual Release, effective on February 13, 2025 and its terms, the court determined that the settlement of $36,000 in money the Company owed to SCS claimed in exchange for the issuance of 360 shares of Series J Preferred Stock, effective as of July 23, 2025, was fair to SCS. The court entered an order which dismissed the action with prejudice. As of June 30, 2025 and December 31, 2024, the settlement amount of $36,000 has been recorded and reflected in accounts payable on the accompanying unaudited consolidated balance sheets.

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

Overview

TLSS is a publicly-traded holding company whose common stock had been quoted on the OTC PINK since August 21, 2022, but was removed from the OTC PINK and listed on the OTC Expert Market on July 17, 2024. As of February 26, 2025, our shares of common stock resumed trading on the OTC PINK, now called the OTCID.

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

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of this Quarterly Report, the Company continues to remain insolvent and as a result, was unable to timely meet its annual and quarterly periodic reporting obligations under the 34 Act, for 2024. The Company obtained financing to enable it to complete the preparation and review of the interim financial statements for the quarter ended June 30, 2025 and file this Quarterly Report; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2025 calendar year.

Between May 2025 and June 30, 2025, we entered into exchange agreements (the “Series J Exchange Agreements”) with certain then current and former holders (the “Exchange Holders”) of our Series E Convertible Preferred Stock (the “Series E Preferred”), Series G Convertible Preferred Stock (the “Series G Preferred”), and warrants to purchase shares of our Common Stock (the “Exchanged Warrants”). Pursuant to the Series J Exchange Agreements, (i) the Exchange Holders exchanged an aggregate of 21,418 shares of Series E Preferred and accrued dividends of $191,160, and exchanged an aggregate of 406,500 shares of Series G Preferred and accrued dividends of $925,047, and (ii) we cancelled warrants to purchase up to an aggregate of 593,642,860 shares of Common Stock all in exchange for the issuance of an aggregate of 54,719 shares of the Company’s Series J Senior Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred”).

Also between May 2025 and June 30, 2025, we entered into settlement agreements (the “Series J Settlement Agreements”) with holders of our outstanding liabilities (the “2025 Creditors”), pursuant to which, the 2025 Creditors agreed to settle an aggregate of $3,096,914 in outstanding liabilities and accrued interest in exchange for an aggregate of 30,969 shares of Series J Preferred.

In addition, we are also negotiating possible further restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably. The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the unaudited consolidated financial statements contained in this Quarterly Report, which have been prepared in accordance with GAAP. You should read the discussion and analysis together with such unaudited consolidated financial statements and the related notes thereto.

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

For the three and six months ended June 30, 2025, compared with the three and six months ended June 30, 2024

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-
Operating expenses	389,375	237,736	721,646	1,067,333
Loss from operations	(389,375)	(237,736)	(721,646)	(1,067,333)
Other income (expenses), net	1,428,568	(53,788)	1,356,878	(102,035)
Income (loss) from continuing operations	1,039,193	(291,524)	635,232	(1,169,368)
Loss from discontinued operations	(92,251)	(282,050)	(186,560)	(1,469,126)
Net income (loss)	946,942	(573,574)	448,672	(2,638,494)
Deemed contribution on exchange of equity instruments	800,380	-	800,380	-
Deemed and accrued dividends	(140,696)	(76,358)	(217,686)	(156,120)
Net income (loss) attributable to common shareholders	$1,606,626	$(649,932)	$1,031,366	$(2,794,614)

Results of Operations

Revenue

For the three and six months ended June 30, 2024, total revenue is reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our consolidated financial statements. No revenue was recognized during the six months ended June 30, 2025.

Operating Expenses

For the three months ended June 30, 2025, total operating expenses amounted to $389,375 as compared to $237,736 for the three months ended June 30, 2024, an increase of $151,639, or 63.8%, as reflected in the accompanying chart and described more fully below. For the six months ended June 30, 2025, total operating expenses amounted to $721,646 as compared to $1,067,333 for the six months ended June 30, 2024, a decrease of $345,687, or 32.4%, as reflected in the accompanying chart and described more fully below.

For the three and six months ended June 30, 2025, and 2024, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation and related benefits	$160,340	$187,050	$320,680	$785,382
Legal and professional Fees	226,301	23,544	397,261	167,977
General and administrative expenses	2,734	27,142	3,705	113,974
Total Operating Expenses	$389,375	$237,736	$721,646	$1,067,333

Compensation and related benefits

For the three months ended June 30, 2025, compensation and related benefits amounted to $160,340 as compared to $187,050 for the three months ended June 30, 2024, a decrease of $26,710, or 14.3%. During the three months ended June 30, 2025, the overall decrease in compensation and related benefits as compared to the three months ended June 30, 2024 was primarily attributable to a decrease in stock-based compensation of $27,990.

For the six months ended June 30, 2025, compensation and related benefits amounted to $320,680 as compared to $785,382 for the six months ended June 30, 2024, a decrease of $464,702, or 59.2%. During the six months ended June 30, 2025, the overall decrease in compensation and related benefits as compared to the six months ended June 30, 2024 was primarily attributable to a decrease in compensation paid to significant employees, a decrease in administrative staff due to the discontinuation of our trucking businesses in February 2024, and a decrease in stock-based compensation of $55,974.

Legal and professional fees

For the three months ended June 30, 2025, legal and professional fees were $226,301 as compared to $23,544 for the three months ended June 30, 2024, an increase of $202,757, or 861.2%, which was primarily attributable to an increase in accounting and auditing fees of $34,342 and an increase in legal fees of $163,986, offset by a net decrease in other professional fees of $5,480. The increase in legal fees related to 2025 period debt settlement agreements and litigation settlements.

For the six months ended June 30, 2025, legal and professional fees were $397,261 as compared to $167,977 for the six months ended June 30, 2024, an increase of $229,284, or 136.5%, which was primarily attributable to an increase in accounting and auditing fees of $87,390 and an increase in legal fees of $142,818, offset by a net decrease in other professional fees of $924. The increase in legal fees related to 2025 period debt settlement agreements and litigation settlements.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses.

For the three months ended June 30, 2025, general and administrative expenses were $2,734 as compared to $27,142 for the three months ended June 30, 2024, a decrease of $24,408, or 89.9%. For the six months ended June 30, 2025, general and administrative expenses were $3,705 as compared to $113,974 for the six months ended June 30, 2024, a decrease of $110,269, or 96.7%. The decreases were primarily attributable to a decrease in operations due to the discontinuation of our trucking businesses in February 2024 and cost-cutting measures. measures.

Loss from operations

For the three months ended June 30, 2025, loss from operations amounted to $389,375 as compared to $237,736 for the three months ended June 30, 2024, an increase of $151,639, or 63.8%, primarily due to an increase in legal and professional fees of $202,757, offset by (i) a decrease in general and administrative expenses of $24,408; and (ii) a decrease in compensation and other benefits of $26,710, as discussed above.

For the six months ended June 30, 2025, loss from operations amounted to $721,646 as compared to $1,067,333 for the six months ended June 30, 2024, a decrease of $345,687, or 32.4%, primarily due to: (i) a decrease in general and administrative expenses of $110,269; and (ii) a decrease in compensation and other benefits of $464,702, offset by an increase in legal and professional fees of $229,284, as discussed above.

Other income (expenses), net

Total other income (expenses), net include interest expenses and gains on debt extinguishment. For the three and six months ended June 30, 2025, and 2024, other income (expenses), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$(9,198)	$-	$(18,301)	$(2.468)
Interest expense – related parties	(43,976)	(53,788)	(106,563)	(99,567)
Gain on debt extinguishment	1,481,742	-	1,481,742	-
Total Other Income (Expenses), net	$1,428,568	$(53,788)	$1,356,878	$(102,035)

For the three months ended June 30, 2025 and 2024, aggregate interest expense was $53,174 and $53,788, respectively, a decrease of $614, or 1.1%. The increase in interest expense was primarily attributable to an increase in related party and third party notes payable. For the six months ended June 30, 2025 and 2024, aggregate interest expense was $124,864 and $102,035, respectively, an increase of $22,829, or 22.4%. The six-month increase in interest expense was primarily attributable to an increase in related party and third party notes payable. Effective June 1, 2025, all obligations under the related party and third party notes payable were converted to shares of Series J Preferred.

For the three and six months ended June 30, 2025, in connection with the Series J Settlement Agreements and Series J Exchange Agreements, the Company recognized a gain on debt extinguishment of $1,466,728. Additionally, during the three and six months ended June 30, 2025, we recognized a gain on other debt extinguishment of $15,014. We did not recognize any gain on debt extinguishment during the three and six months ended June 30, 2024.

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

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2025 and 2024 related to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$1,371,993
Cost of revenues, excluding depreciation and amortization	-	28,124	-	1,411,953
Gross loss	-	(28,124)	-	(39,960)
Operating expenses	(2,510)	(123,473)	(7,491)	(716,468)
Impairment loss	-	-	-	(555,628)
Other expenses, net	(89,741)	(130,453)	(179,069)	(157,070)
Loss from discontinued operations	$(92,251)	$(282,050)	$(186,560)	$(1,469,126)

During the six months ended June 30, 2024, operating expenses of discontinued operations included an impairment loss of $555,628 from the write down of property and equipment.

Net income (loss)

Due to factors discussed above, for the three months ended June 30, 2025, and 2024, net income (loss) amounted to $946,942 and $(573,574), respectively. For the three months ended June 30, 2025, net income attributable to common stockholders, which included dividends accrued on shares of Series E Preferred, Series G Preferred, and Series J Preferred of $140,696, and the recording of a deemed contribution on exchange of equity instruments of $800,380, amounted to $1,606,626, or $0.00 per basic and diluted common share. For the three months ended June 30, 2024, net loss attributable to common stockholders, which included dividends accrued on the Series E Preferred and the Series G Preferred of $76,358, amounted to $(649,932), or $(0.00) per basic and diluted common share.

Due to factors discussed above, for the six months ended June 30, 2025, and 2024, net income (loss) amounted to $448,672 and $(2,638,494), respectively. For the six months ended June 30, 2025, net income attributable to common stockholders, which included dividends accrued on shares of Series E Preferred, Series G Preferred, and Series J Preferred of $217,686, and the recording of a deemed contribution on exchange of equity instruments of $800,380, amounted to $1,031,366, or $0.00 per basic and diluted common share. For the six months ended June 30, 2024, net loss attributable to common stockholders, which included dividends accrued on shares of Series E Preferred and the Series G Preferred of $156,120, amounted to $(2,794,614), or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2025, and December 31, 2024, we had a cash balance of $62,571 and $177,257, respectively. Our working capital deficit was $8,914,651 and $11,892,017 on June 30, 2025, and December 31, 2024, respectively. We reported a net decrease in cash for the six months ended June 30, 2025 of $114,686 primarily as a result of cash used in operations of $389,686, which were partially offset by net cash proceeds received from notes payable of $275,000.

As of August 12, 2025, the Company had $56,185 in cash, consisting of: (i) $36,561 remaining from the issuance of unsecured promissory notes and (ii) $19,624 related to Severance Trucking .

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net income (loss) of $448,672 and $(2,638,494) for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operations was $389,686 and $69,843 for the six months ended June 30, 2025, and 2024, respectively. Additionally, we had an accumulated deficit and working capital deficit of $146,237,050 and $8,914,651 on June 30, 2025, respectively. These factors, in addition to the cessation of all operations, raises substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

From August 12, 2024 through May 1, 2025, the Company issued various promissory notes in the aggregate principal amount of $500,000 (the “Former Notes”) to certain then-holders of shares of Series E Preferred and Series G Preferred (the “Former Lenders”).

Between May 2025 and July 2025, we entered into settlement agreements (the “Series J Settlement Agreements”) with holders of our outstanding liabilities (the “2025 Creditors”), including the Former Lenders, pursuant to which, the 2025 Creditors settled an aggregate of $3,096,914 in outstanding liabilities and accrued interest in exchange for an aggregate of 30,969 shares of Series J Preferred effective as of June 1, 2025. As a result of the Series J Settlement Agreements, the Former Notes are no longer outstanding.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2025, amounted to $389,686. During the six months ended June 30, 2025, net cash used in operating activities was primarily attributable to net income of $448,672, adjusted for non-cash gains on debt extinguishment of $1,481,742, and changes in operating assets and liabilities as a result of increases in accounts payable and accrued expenses of $291,382, accrued compensation and related benefits of $245,680, and accrued expenses – related parties of $106,562.

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

Financing activities

For the six months ended June 30, 2025, net cash provided by financing activities totaled $275,000. During the six months ended June 30, 2025, we received cash proceeds of $275,000 from notes payable from unrelated third parties.

For the six months ended June 30, 2024, net cash provided by financing activities totaled $45,804. During the six months ended June 30, 2024, we received cash proceeds of $391,838 from notes payable from related parties, offset by the repayment of notes payable of $346,034.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024, amounted to $0.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. On July 18, 2025, the court entered an Order which determined that the settlement of $36,000 in money the Company owed to SCS claimed in exchange for the issuance of 360 shares of Series J Preferred Stock was fair to SCS. On July 21, 2025, the court entered a final order which dismissed the action with prejudice.

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

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated, and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,571 in compensatory damages, $11,027 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest, all of which have been accrued as of June 30, 2025. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome. On July 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “A&S Settlement Agreement”) with Akabas & Sproule seeking $86,571 in compensatory damages, $14,274 in interest and not less than $24,155 in costs of collection, for a total of $125,000 (the “A&S Claim”) in which all claims were resolved by the issuance of 1,250 shares of Series J Preferred and upon the satisfaction of certain obligations and conditions, and the action will be dismissed with prejudice. The A&S Settlement Agreement was on substantially the same form as the Liability Settlement Agreements.

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/iunjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of June 30, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Other than discussed above, as of the date of this Quarterly Report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our 2024 Annual Report. In addition to the risk factors below, you should carefully consider the risks described in our 2024 Annual Report, which could materially affect our business, financial condition or future results. The risks described below and in our 2024 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our stockholders will experience significant dilution as a result of the issuance of shares of our Common Stock upon conversion of shares of Series J Preferred.

Our outstanding shares of Series J Preferred are each initially convertible for 100,000 shares of Common Stock. Furthermore, the Series J Preferred accrues dividends on a daily basis at a rate of 10% per annum, which may be paid in cash or shares of Common Stock, thereby increasing the number of shares of Common Stock issuable upon conversion. The conversion of some or all of the Series J Preferred Stock will result in the issuance of a substantial number of shares of Common Stock and, as a result, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution. As of June 30, 2025, an aggregate of 8,568,800,000 shares   of Common Stock were issuable upon conversion of the then-outstanding Series J Preferred, not including all dividends accrued as of such date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).

3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).

3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).

3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2023).

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on November 25, 2024, to the Certificate of Change of the Company dated December 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2024).

3.8	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.2	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).

4.4	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

4.5	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).

4.8	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025).

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.1+	Termination Notice, dated as of May 5, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.2	Letter Agreement, dated as of May 1, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.3	Promissory Note, dated as of May 1, 2025 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.4	Form of Promissory Note Amendment Agreement, dated as of May 5, 2025, between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.5*	Form of Settlement Agreement (Outstanding Liabilities).

10.6	Form of Settlement Agreement (Accrued Dividends) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2025).

10.7	Form of Settlement Agreement (Accrued Dividends and Outstanding Warrants) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2025).

10.8*	Form of Settlement Agreement (Outstanding Liabilities and Warrants).

10.9*	Form of Exchange Agreement.

10.10*	Form of Exchange Agreement (Warrants Only).

10.11	Litigation Settlement Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025)

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: August 14, 2025	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

