Form 10-Q
period 2025-09-30
Transportation & Logistics Systems, Inc.
filed 2025-11-13
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-34970

Transportation and Logistics Systems, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3106763
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Chestnut Ridge Road, Unit 444, Montvale, NJ	07645
(Address of principal executive offices)	(Zip Code)

(833) 764-1443

(Registrant’s telephone number, including area code)

5500 Military Trail, Suite 22-357 Jupiter, FL 33458

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

As of November 14, 2025, the registrant had outstanding 5,889,437,474 shares of common stock

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

SEPTEMBER 30, 2025

i

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

Hereinafter, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, TLSS-STI, Cougar Express, JFK Cartage, and Severance, are hereinafter, the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the three and nine months ended September 30, 2025 and 2024 are included as part of discontinued operations on the consolidated financial statements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$43,683	$177,257
Prepaid expenses and other current assets	3,750	1,260
Assets of discontinued operations	-	419

Total Current Assets	47,433	178,936

TOTAL ASSETS	$47,433	$178,936

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$-	$300,000
Notes payable - related parties	-	1,547,838
Accounts payable	489,547	1,167,795
Accrued expenses	501,742	1,188,485
Accrued expenses - related parties	-	290,133
Accrued compensation and related benefits	1,266,286	906,099
Liabilities of discontinued operations	6,857,471	6,670,603

Total Current Liabilities	9,115,046	12,070,953

Total Liabilities	9,115,046	12,070,953

Series J convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 96,423 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively($10,606,530 redemption value as of September 30, 2025)	10,606,530	-

Commitments and Contingencies (See Note 6)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at September 30, 2025 and December 31, 2024 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at September 30, 2025 and December 31, 2024 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 0 and 21,418 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively ($13.34 per share liquidation value)	-	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 0 and 406,500 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively ($10.00 per share liquidation value)	-	407
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at September 30, 2025 and December 31, 2024 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,889,437,474 and 5,889,437,474 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,889,437	5,889,437
Additional paid-in capital	120,934,903	128,686,122
Accumulated deficit	(146,498,515)	(146,468,036)

Total Shareholders’ Deficit	(19,674,143)	(11,892,017)

Total Liabilities and Shareholders’ Deficit	$47,433	$178,936

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	192,006	206,964	512,686	992,346
Legal and professional fees	190,552	198,806	587,813	366,783
General and administrative expenses	12,810	5,927	16,515	119,901

Total Operating Expenses	395,368	411,697	1,117,014	1,479,030

LOSS FROM OPERATIONS	(395,368)	(411,697)	(1,117,014)	(1,479,030)

OTHER INCOME (EXPENSES):
Gain of debt extinguishment	532,097	-	2,013,839	-
Interest expense	(14,548)	(2,355)	(32,849)	(4,823)
Interest expense - related parties	-	(60,680)	(106,563)	(160,247)

Total Other Income (Expenses), net	517,549	(63,035)	1,874,427	(165,070)

INCOME (LOSS) BEFORE INCOME TAXES	122,181	(474,732)	757,413	(1,644,100)

Provision for income taxes	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	122,181	(474,732)	757,413	(1,644,100)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(129,766)	(134,180)	(316,326)	(1,603,306)

LOSS FROM DISCONTINUED OPERATIONS	(129,766)	(134,180)	(316,326)	(1,603,306)

NET INCOME (LOSS)	(7,585)	(608,912)	441,087	(3,247,406)

Deemed contribution on exchange of equity instruments	-	-	800,380	-
Accrued dividends	(253,880)	(76,571)	(471,566)	(232,691)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(261,465)	$(685,483)	$769,901	$(3,480,097)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Net income (loss) per share from continuing operations -basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,889,437,474	5,741,262,216	5,889,437,474	5,411,450,682
Diluted	5,889,437,474	5,741,262,216	5,889,437,474	5,411,450,682

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(146,468,036)	$(11,892,017)

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,990)	(76,990)

Net loss	-	-	-	-	-	-	-	-	-	(498,270)	(498,270)

Balance, March 31, 2025	21,418	21	406,500	407	32,374	32	5,889,437,474	5,889,437	128,686,122	(147,043,296)	(12,467,277)

Conversion of Series E and Series G preferred shares and accrued dividends and cancellation of warrants into Series J preferred shares	(21,418)	(21)	(406,500)	(407)	-	-	-	-	(4,355,264)	-	(4,355,692)

Series J redemption premium recorded	-	-	-	-	-	-	-	-	(856,880)	-	(856,880)

Gain on extinguishment of notes payable and accrued interest converted to Series J preferred shares	-	-	-	-	-	-	-	-	(541,788)	-	(541,788)

Gain on extinguishment of accounts payable and accrued expenses converted to Series J preferred shares	-	-	-	-	-	-	-	-	(495,355)	-	(495,355)

Gain on extinguishment of accrued dividends converted to Series J preferred shares	-	-	-	-	-	-	-	-	(429,585)	-	(429,585)

Dividends accrued	-	-	-	-	-	-	-	-	-	(140,696)	(140,696)

Net income	-	-	-	-	-	-	-	-	-	946,942	946,942

Balance, June 30, 2025	-	-	-	-	32,374	32	5,889,437,474	5,889,437	122,007,250	(146,237,050)	(18,340,331)

Conversion of accrued dividends and cancellation of warrants into Series J preferred shares	-	-	-	-	-	-	-	-	(3,100)	-	(3,100)

Series J redemption premium recorded	-	-	-	-	-	-	-	-	(107,350)	-	(107,350)

Gain on extinguishment of notes payable and accrued interest converted to Series J preferred shares	-	-	-	-	-	-	-	-	(45,247)	-	(45,247)

Gain on extinguishment of accounts payable and accrued expenses converted to Series J preferred shares	-	-	-	-	-	-	-	-	(486,900)	-	(486,900)

Issuance if Series J preferred shares for compensation and professional fees	-	-	-	-	-	-	-	-	(429,750)	-	(429,750)

Dividends accrued	-	-	-	-	-	-	-	-	-	(253,880)	(253,880)

Net loss	-	-	-	-	-	-	-	-	-	(7,585)	(7,585)

Balance, September 30, 2025	-	$-	-	$-	32,374	$32	5,889,437,474	$5,889,437	$120,934,903	$(146,498,515)	$(19,674,143)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,854,231	$(142,333,298)	$(7,997,436)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(44,837)	(45)	-	-	696,876,687	696,877	(574,940)	-	121,892

Dividends accrued	-	-	-	-	-	-	-	-	-	(79,762)	(79,762)

Net loss	-	-	-	-	-	-	-	-	-	(2,064,920)	(2,064,920)

Balance, March 31, 2024	21,418	21	430,663	431	32,374	32	5,177,979,033	5,177,979	129,307,278	(144,477,980)	(9,992,239)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	27,987	-	27,987

Common stock issued for conversion of Series G preferred shares	-	-	(17,506)	(18)	-	-	500,000,000	500,000	(494,765)	-	5,217

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,358)	(76,358)

Net loss	-	-	-	-	-	-	-	-	-	(573,574)	(573,574)

Balance, June 30, 2024	21,418	21	413,157	413	32,374	32	5,677,979,033	5,677,979	128,840,500	(145,127,912)	(10,608,967)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	55,975	-	55,975

Common stock issued for conversion of Series G preferred shares	-	-	(6,657)	(6)	-	-	211,458,441	211,458	(210,353)	-	1,099

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,571)	(76,571)

Net loss	-	-	-	-	-	-	-	-	-	(608,912)	(608,912)

Balance, September 30, 2024	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(145,813,395)	$(11,237,376)

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$441,087	$(3,247,406)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	-	39,018
Stock-based compensation	40,000	111,949
Stock-based professional fees	7,750	-
Impairment loss - discontinued operations	-	555,628
Gain on deconsolidation of subsidiary - discontinued operations	-	(158,347)
Allowance for (recovery from) credit losses - discontinued operations	419	(3,937)
Gain on debt extinguishment	(2,013,839)	-
Change in operating assets and liabilities:
Accounts receivable	-	636,839
Prepaid expenses and other current assets	(2,490)	233,332
Security deposit	-	6,155
Accounts payable and accrued expenses	601,750	723,284
Accrued expenses - related parties	106,562	162,301
Accrued compensation and related benefits	360,187	708,260

NET CASH USED IN OPERATING ACTIVITIES	(458,574)	(232,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	325,000	150,000
Proceeds from notes payable - related parties	-	387,838
Proceeds from notes payable - related parties - discontinued operations	-	4,000
Repayment of notes payable	-	(346,034)

NET CASH PROVIDED BY FINANCING ACTIVITIES	325,000	195,804

NET DECREASE IN CASH	(133,574)	(37,120)

CASH, beginning of period	177,257	218,152

CASH, end of period	$43,683	$181,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$2,769
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series G preferred stock and accrued dividends to common stock	$-	$128,208
Conversion of Series E and Series G preferred stock and accrued dividends to Series J preferred stock	$1,117,823	$-
Conversion of notes payable and notes payable - related parties and accrued interest to Series J preferred stock	$2,596,793	$-
Conversion of accounts payable and accrued expenses to Series J preferred stock	$1,091,356	$-
Increase in Series J redemption premium applied against additional paid-in capital	$964,230	$-
Accrual of preferred stock dividends	$471,566	$232,691

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut, and Massachusetts. The subsidiaries of the Company during the nine months ended September 30, 2025 and 2024 include: Cougar Express, Inc. (“Cougar Express”) through date of deconsolidation of February 27, 2024; JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); ; and TLSS-STI, Inc. (“TLSS-STI”).

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. During the three and nine months ended September 30, 2025, and 2024, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these unaudited consolidated financial statements, TLSS-CE, which owns 100% of the stock of Cougar Express, has not filed for bankruptcy.

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates. In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the three and nine months ended September 30, 2025, and 2024, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of these unaudited consolidated financial statements, the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the unaudited consolidated financial statements for the three and nine months ended September 30, 2025, and 2024.

On February 16, 2024, Severance Trucking, along with Cougar Express and JFK Cartage, ceased all operations and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024. On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of the issuance of these unaudited consolidated financial statements, the Company continues to remain insolvent and as a result, was unable to timely meet its annual and quarterly periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”), for 2024. The Company obtained financing to enable it to complete the preparation and review these interim financial statements and timely file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Quarterly Report”); however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2025 calendar year.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these unaudited consolidated financial statements, the Company had net income (loss) of $441,087 and $(3,247,406) for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in operations was $458,574 and $232,924 for the nine months ended September 30, 2025 and 2024, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $146,498,515 and $9,067,613, respectively, on September 30, 2025. Furthermore, as of February 2024, the Company ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. The Company has restructured certain of its debt and obligations and is continuing to negotiate the restructuring of its remaining debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On September 30, 2025, the Company had no cash in the bank in excess of FDIC insured levels.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2025. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of September 30, 2025, and December 31, 2024, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On September 30, 2025, and December 31, 2024, the Company did not have any cash equivalents.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of September 30, 2025, and December 31, 2024. Currently, all leased premises have been abandoned (see Note 8).

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

For the three and nine months ended September 30, 2024, all revenues and cost of revenues are included in discontinued operations. No revenue was generated during the three and nine months ended September 30, 2025.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) per common share - basic:
Net income (loss)	$(7,585)	$(608,912)	$441,087	$(3,247,406)
Add: deemed contribution on exchange of equity instruments	-	-	800,380	-
Less: accrued dividends	(253,880)	(76,571)	(471,566)	(232,691)
Net income (loss) attributable to common stockholders	$(261,465)	$(685,483)	$769,901	$(3,480,097)
Weighted average common shares outstanding – basic	5,889,437,474	5,741,262,216	5,889,437,474	5,411,450,682
Net income (loss) per common share – basic	$(0.00)	$(0.00)	$0.00	$(0.00)

Net income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders – basic	$(261,465)	$(685,483)	$769,901	$(3,480,097)
Add: adjustments to net income (loss)	-	-	-	-
Numerator for income (loss) per common share – diluted	$(261,465)	$(685,483)	$769,901	$(3,480,097)

Weighted average common shares outstanding – basic	5,889,437,474	5,741,262,216	5,889,437,474	5,411,450,682
Add: dilutive shares related to:
Stock warrants	-	-	-	-
Convertible preferred shares	-	-	-	-
Weighted average common shares outstanding – diluted	5,889,437,474	5,741,262,216	5,889,437,474	5,411,450,682
Net income (loss) per common share – diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the three and nine months ended September 30, 2025, and 2024 as they would have an anti-dilutive impact on the Company’s net losses in that period and consisted of the following:

	September 30, 2025	September 30, 2024
Stock warrants	288,571,429	946,175,489
Series E convertible preferred stock	-	95,238,667
Series G convertible preferred stock	-	2,032,500,000
Series H convertible preferred stock	323,740,000	323,740,000
Series J convertible preferred stock	964,230,000	-
	1,576,541,429	3,397,654,156

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

On May 30, 2025, the Company entered into settlement agreements (the “Series J Settlement Agreements”) with certain holders of the Company’s liabilities (the “2025 Creditors”), including certain related party note holders (the “Related Party Creditors”). Pursuant to the Series J Settlement Agreements, the Related Party Creditors settled an aggregate of $1,547,838 in outstanding notes and accrued interest payable of $396,695 in exchange for the issuance of an aggregate of 19,446 shares of the Company’s Series J Preferred, effective as of June 1, 2025. Among the debt settled with Related Party Creditors were all outstanding notes issued to Mr. Newton, Mr. Mercadante, Mr. Giordano and Mr. Benton. In connection with the exchange of the outstanding notes and related accrued interest payable for shares of Series J Preferred, the Company calculated a gain on debt extinguishment of $1,750,080, which was netted against additional paid-in capital and accordingly, no gain or loss was recognized on these settlements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

As of September 30, 2025, and December 31, 2024, aggregate notes payable to related parties in the principal amounts of $0 and $1,547,838, respectively, were outstanding. As of September 30, 2025, and December 31, 2024, the aggregate accrued interest payable to related parties amounted to $0 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheets. For the three months ended September 30, 2025, and 2024, interest expense – related parties amounted to $0 and $60,680, respectively. For the nine months ended September 30, 2025, and 2024, interest expense – related parties amounted to $106,563 and $160,247, respectively.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

On August 27, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $50,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to the 2025 Lender (the “August 2025 Note”). The August 2025 Note was for the primary purpose of funding a portion of the costs related to (i) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (ii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iii) fees for routine litigation matters in the ordinary course of business. The Company may repay the August 2025 Note upon maturity or prior to maturity with the mutual agreement of the 2025 Lender. The August 2025 Note also contained customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the August 2025 Note when due at maturity or otherwise, failure to satisfy any covenant in the August 2025 Note or other agreements between the Company and the Lender or any other creditor, breach of representations and warranties set forth in the August 2025 Note or any transaction document executed contemporaneously with the August 2025 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the August 2025 Note, the Lender has the right to demand repayment of the August 2025 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the August 2025 Note outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the August 2025 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the May 2025 Note.

Between May 30, 2025 and September 30, 2025, the Company entered into Series J Settlement Agreements with the 2025 Creditors, pursuant to which, the 2025 Creditors, not including Related Party Creditors, settled an aggregate of $625,000 in outstanding notes and accrued interest payable of $27,260 in exchange for the issuance of an aggregate of 6,522 shares of Series J Preferred. In connection with the exchange of the outstanding notes and interest payable for shares of Series J Preferred, during the three and nine months ended September 30, 2025, the Company recorded a gain on debt extinguishment of $45,221 and $587,095, respectively, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

As of September 30, 2025, and December 31, 2024, aggregate notes payable in the aggregate principal amounts of $0 and $300,000, respectively, were outstanding.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

As of September 30, 2025 and December 31, 2024, there were no Series B preferred stock issued or outstanding.

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

As of September 30, 2025, and December 31, 2024, no shares of Series D Preferred were outstanding.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

On June 17, 2025 and in July 2025, the Company entered into exchange agreements with holders of the Company’s securities (the “Exchange Agreements”), including holders of shares of Series E Preferred (the “Series E Preferred Shareholders”) pursuant to which, the Series E Preferred Shareholders converted 21,418 Series E Preferred Shares and accrued dividends payable of $192,776 in exchange for the issuance of shares of Series J Preferred Stock, effective as of June 1, 2025 (See Series J preferred stock below).

As of September 30, 2025, and December 31, 2024, the Company has accrued dividends payable of $9,741 and $195,425, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

As of September 30, 2025, and December 31, 2024, 0 and 21,418 shares of Series E Preferred were issued and outstanding, respectively.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

During the nine months ended September 30, 2024, the Company issued 1,408,335,128 shares of its common stock in connection with the conversion of 69,000 shares of Series G Preferred and accrued dividends payable of $128,208. The conversion ratio was based on the Series G COD.

During the three and nine months ended September 30, 2025, there were no conversions of Series G Preferred into common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

As of September 30, 2025, and December 31, 2024, the Company had accrued dividends payable of $0 and $785,845, respectively, which have been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, 0 and 406,500 shares of Series G Preferred were issued and outstanding, respectively.

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

As of both September 30, 2025, and December 31, 2024, 32,374 shares of Series H Preferred were outstanding.

Series J preferred stock

On May 5, 2025, we filed with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) the Certificate of Designation of Preferences, Rights, and Limitations of Series J Senior Convertible Preferred Stock to designate 1,000,000 shares of the Company’s authorized and unissued preferred stock as Series J Preferred (the “Series J Certificate”). The Series J Certificate became effective upon its filing with the Nevada Secretary of State. On September 5, 2025, the Company filed an Amendment (the “Series J Certificate Amendment”) to the Series J Certificate with the Secretary of State of the State of Nevada. Each share of Series J Preferred has a stated value of $100. Beginning on June 1, 2025, and on each successive six-month anniversary, holders of the shares of the Series J Preferred are entitled to receive dividends, in either cash or stock at the option of the Company, equal to 10% of the aggregate stated value of each such holders Series J Preferred. Such dividends accrue and compound daily based on a 360-day year.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

The shares of Series J Preferred are redeemable upon the occurrence of certain triggering events, excluding events, facts or circumstances that occurred prior to or were in existence as of the date of the Series J Certificate. Upon such triggering events, holders of Series J Preferred have the option to cause the Company to redeem all or part of such holder’s shares of Series J Preferred at a price per share equal to 110% of the stated value of such shares. The Company accounts for its Series J preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series J Preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control is classified as temporary equity. The Company’s Series J Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series J preferred stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited consolidated balance sheets as of September 30, 2025. In connection with the recording of the 10% redemption premium, the Company increased the redemption value of the Series J preferred stock by $964,230, which was reflected as an offset against additional paid-in capital.

In the event of any liquidation, dissolution or winding up of the Company, each holder of Series J Preferred is entitled to an amount in cash equal to 120% of the aggregate stated value of Series J Preferred held by such holder. In addition, holders of Series J Preferred are entitled to any accrued and unpaid dividends upon an event of liquidation, dissolution or winding up of the Company.

On September 5, 2025, the Company filed an Amendment (the “Series J Certificate Amendment”) to the Series J Certificate with the Secretary of State of the State of Nevada to, among other things, amend what constitutes a triggering event to exclude events, facts or circumstances that occurred prior to or were in existence as of the date of the Series J Certificate.

Between June 17, 2025 and June 30, 2025, the Company entered into Exchange Agreements with the holders of the Company’s securities, pursuant to which (i) an aggregate of 21,418 shares of Series E Preferred and accrued dividends of $191,160 and 406,500 shares of Series G Preferred and accrued dividends of $925,047 were exchanged, and (ii) common stock purchase warrants to purchase up to 593,642,860 shares of common stock (the “Cancelled Warrants”) were cancelled for an aggregate of 54,719 shares of Series J Preferred, effective as of June 1, 2025. During July 2025, the Company entered into Series J Settlement Agreements with former holders of shares of Series E Preferred and Series G Preferred, pursuant to which, such former shareholders converted accrued dividends of $1,616 and cancelled warrants to purchase up to 35,000,000 shares of common stock in exchange for the issuance of an aggregate of 47 shares of Series J Preferred. In connection with the exchange of Series E Preferred and Series G Preferred and outstanding accrued dividends to Series J Preferred, during the three and nine months ended September 30, 2025, the Company recorded a gain on debt extinguishment of $16 and $429,601, respectively, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations. Additionally, on June 1, 2025, in connection with the exchange of shares of Series E Preferred and Series G Preferred and the cancellation of the Cancelled Warrants, the Company determined that all such securities were extinguished as a result of such exchange and cancellation. As a result, the difference between the carrying amount of the shares of Series E Preferred and Series G Preferred and the fair value of the shares of Series J Preferred, in an amount equal to $0 and $800,380 was recognized as a deemed contribution in the three and nine months ended September 30, 2025 that increased additional paid-in capital and income attributable to common shareholders in calculating net income (loss) per common share in accordance with ASC 260-10.

Between May 30, 2025 and September 30, 2025, the Company entered into Series J Settlement Agreements with the 2025 Creditors. Pursuant to the Series J Settlement Agreements, the 2025 Creditors, not including the Related Party Creditors, settled an aggregate of $625,000 in outstanding notes and accrued interest of $27,260 in exchange for the issuance of an aggregate of 6,522 shares of Series J Preferred, effective as of June 1, 2025. In connection with the exchange of such outstanding notes and related accrued interest to Series J Preferred, during the three and nine months ended September 30, 2025, the Company recorded a gain on debt extinguishment of $45,221 and $587,095, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

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

Between May 30, 2025 and July 21, 2025, the Company entered into Series J Settlement Agreements with certain vendors of the Company (the “Vendors”), pursuant to which the Vendors settled an aggregate of $550,395 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 5,504 shares of Series J Preferred, effective as of June 1, 2025. Additionally, on July 21, 2025, the Company entered into the A&S Settlement Agreement in connection with the A&S Claim in which all claims were resolved by the issuance of 1,250 shares of the Company’s Series J Senior Convertible Preferred Stock. On July 21, 2025, the Company entered into a Series J Settlement Agreement with a vendor (the “July Vendor”), pursuant to which the July Vendor agreed to settle $379,961 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 3,800 shares of Series J Preferred. On July 21, 2025, the Company entered into the Litigation Settlement Agreement with SCS, pursuant to which the Company settled $36,000 in money the Company owed to SCS in exchange for the issuance of 360 shares of Series J Preferred Stock, effective as of July 23, 2025. As of December 31, 2024, the settlement amount of $36,000 had been recorded and reflected in accounts payable on the accompanying unaudited consolidated balance sheet. In connection with the exchange of outstanding accounts payable and accrued expense to shares of Series J Preferred, during the three and nine months ended September 30, 2025, the Company recorded a gain on debt extinguishment of $486,860 and $982,216, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

On August 28, 2025, the Company issued aggregate of 4,775 shares of Series J Preferred to the Company’s chief executive officer and certain consultants as compensation for services rendered to the Company. The Series J Preferred was valued at the as if converted fair value of $47,750 using the quoted price of the common stock on the issuance date. In connection with these issuances, for each of the three and nine months ended September 30, 2025, the Company recorded stock-based compensation of $40,000 and stock-based professional fees of $7,750.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Common stock

Shares issued in connection with conversion of Series G preferred shares

During the three months ended September 30, 2025 and 2024, the Company issued 0 and 211,458,441 shares of its common stock in connection with the conversion of 0 and 6,657 shares of Series G Preferred and accrued dividends payable of $0 and $1,099, respectively. The conversion ratio was based on the Series G COD.

During the nine months ended September 30, 2025 and 2024, the Company issued 0 and 1,408,335,128 shares of its common stock in connection with the conversion of 0 and 69,000 shares of Series G Preferred and accrued dividends payable of $128,208, respectively. The conversion ratio was based on the Series G COD.

Shares issued for compensation

During the nine months ended September 30, 2025, and 2024, aggregate accretion of stock-based compensation expense, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $0 and $111,949, respectively. Total unrecognized compensation expense related to these vested shares of common stock on September 30, 2025, amounted to $0.

Warrants

Warrant activities for the nine months ended September 30, 2025 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2024	946,171,489	$0.004	1.56	$-
Cancelled	(628,642,860)	(0.002)		-
Expired	(28,957,200)	(0.072)	-	-
Balance Outstanding September 30, 2025	288,571,429	$0.002	0.92	$-
Exercisable, September 30, 2025	288,571,429	$0.002	0.92	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of September 30, 2025.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. On July 18, 2025, the court entered an Order which determined that the settlement of $36,000 in money the Company owed to SCS claimed in exchange for the issuance of 360 shares of Series J Preferred Stock was fair to SCS. On July 21, 2025, the court entered a final order which dismissed the action with prejudice. In July 2025, the Company issued 360 shares of Series J Preferred to SCS, LLC pursuant to the settlement of this action.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2025, and December 31, 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated, and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,571 in compensatory damages, $11,027 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest, all of which have been accrued as of September 30, 2025. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome. On July 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “A&S Settlement Agreement”) with Akabas & Sproule seeking $86,571 in compensatory damages, $14,274 in interest and not less than $24,155 in costs of collection, for a total of $125,000 (the “A&S Claim”) in which all claims were resolved by the issuance of 1,250 shares of Series J Preferred and upon the satisfaction of certain obligations and conditions, the action will be dismissed with prejudice. The A&S Settlement Agreement was on substantially the same form as the Liability Settlement Agreements (see Note 5). In August 2025, the Company issued 1,250 shares of Series J Preferred to Akabas & Sproule and, on August 18, 2025, a Stipulation of Discontinuance with Prejudice was agreed to and filed by the parties with the Court.

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of September 30, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations. On October 23, 2025, a damages assessment hearing was held by the Court via video conference, but no decision has been issued to date.

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of September 30, 2025 and December 31, 2024, the amounts due of $149,618 and $111,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany unaudited consolidated balance sheets.

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

On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, beginning on February 16, 2024, Mr. Giordano agreed to temporarily defer cash compensation and receipt of benefits until a date that was to be mutually agreed upon; however, such compensation and other benefits due to Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received a termination notice (the “Termination Notice”), for the nonpayment of compensation and other benefits due under such CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024, to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024. On November 14, 2024, the parties further extended the termination date to February 15, 2025. On February 10, 2025, the parties further extended the termination date to May 31, 2025. and on May 5, 2025 the parties further extended the termination date to August 31, 2025. On August 26, 2025, the parties further extended the termination date to November 30, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice. In addition, the remaining 30,531,608 of unvested Restricted Stock Units (“RSUs”) of the 122,126,433 RSUs originally granted to Mr. Giordano in March 2022 were deemed fully vested as of the date the CEO Employment Agreement terminated.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

As of September 30, 2025, and December 31, 2024, in connection with the extension of the term of the CEO Employment Agreement, the amount of compensation and benefit amounts due to Mr. Giordano amounts to the following, which is included in accrued compensation and related benefits on the accompanying consolidated balance sheet:

	September 30, 2025	December 31, 2024
(i) Unpaid base salary – since February 16, 2024	$703,626	$378,875
(ii) Accrued vacation pay	118,998	104,244
(iii) Health insurance premium – since February 16, 2024	43,662	22,980
(iv) Severance payment due (a)	400,000	400,000
Total	$1,266,286	$906,099

(a)	The above amount consists of the severance payment that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement ($400,000).

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

As of September 30, 2025, and December 31, 2024, aggregate notes payable to related parties in the principal amounts of $0 and $1,547,838, respectively, were outstanding. As of September 30, 2025, and December 31, 2024, the aggregate accrued interest payable to related parties amounted to $0 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying unaudited consolidated balance sheets. For the three months ended September 30, 2025, and 2024, interest expense – related parties amounted to $0 and $60,680, respectively. For the nine months ended September 30, 2025, and 2024, interest expense – related parties amounted to $106,563 and $160,247, respectively.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	September 30,	December 31,
	2025	2024
Assets of discontinued operations:
Accounts receivable, net	$-	$419
Assets of discontinued operations, current portion	-	419
Total assets of discontinued operations	$-	$419

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$2,467,432
Accounts payable	1,166,573	1,286,931
Accrued expenses	701,424	394,198
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	6,857,471	6,670,603
Total liabilities of discontinued operations	$6,857,471	$6,670,603

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$1,371,993
Cost of revenues, excluding depreciation and amortization	-	1,193	-	1,413,146
Gross profit (loss)	-	(1,193)	-	(41,153)
Operating expenses	(24,024)	(43,246)	(31,515)	(759,714)
Impairment loss	-	-	-	(555,628)
Other (expenses) income, net	(105,742)	(89,741)	(284,811)	(246,811)
Loss from discontinued operations	$(129,766)	$(134,180)	$(316,326)	$(1,603,306)

Accounts receivable

On September 30, 2025 and December 31, 2024, accounts receivable, net included in assets from discontinued operations consisted of the following:

	September 30, 2025	December 31, 2024
Accounts receivable	$-	$419
Allowance for credit estimated losses	-	-
Accounts receivable, net	$-	$419

Property and equipment, net

For the three and nine months ended September 30, 2024, depreciation expense amounted to $0 and $39,018, respectively, and are included in loss from discontinued operations. For the three and nine months ended September 30, 2025, depreciation expense amounted to $0.

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

During the nine months ended September 30, 2024, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $555,628, which is included in loss from discontinued operations on the accompanying unaudited consolidated statements of operations.

Notes Payable

On September 30, 2025, and December 31, 2024, notes payable included in liabilities of discontinued operations consisted of the following:

	September 30, 2025	December 31, 2024
Principal amounts	$2,467,432	$2,467,432
Less: current portion of notes payable	(2,467,432)	(2,467,432)
Notes payable – long-term	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

On September 30, 2025, and December 31, 2024, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. This note is in default.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory note which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The Secured Severance Note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On September 30, 2025, and December 31, 2024, the principal amount related to this note was $1,395,768 and $1,395,768, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

Equipment and auto notes payable

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On September 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $41,624 and $41,624, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On September 30, 2025, and December 31, 2024, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On September 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $40,537 and $40,537, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On September 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $45,079 and $45,079, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On September 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $253,277 and $253,277, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On September 30, 2025, and December 31, 2024, the equipment note payable to this entity amounted to $76,149 and $76,149, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2025, the trucks securing this loan were forfeited and returned to the lender.

Operating and Financing Lease Right-Of-Use (“Rou”) Assets and Operating and Financing Lease Liabilities

In February 2024, the Company abandoned all remaining leased premises and as of December 31, 2023, the Company wrote off its remaining right of use assets and related security deposits.

On September 30, 2025, and December 31, 2024, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	September 30, 2025	December 31, 2024
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

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

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2025, and December 31, 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

On August 24, 2024, TLSS Ops received a Notice of Default and Demand for Payment from RxBenefits, Inc. (“RxBenefits”) due to the Company’s failure to pay certain invoices, plus interest and late service charges due under the Administrative Services Agreement by and between RxBenefits and TLSS Operations Holding, in the amount of $111,618. On October 1, 2025, RxBenefits filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of September 30, 2025 and December 31, 2024, the amounts due of $149,618 and $111,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany unaudited consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

Exchange of Accounts Payable, Warrants and Accrued Expenses for Series J Preferred

On October 15, 2025, the Company entered into settlement agreements (the “Board Settlement Agreements”) with certain directors of the Company pursuant to which the directors settled an aggregate of $378,491 in outstanding liabilities, in exchange for the issuance of an aggregate of 3,785 shares of Series J Preferred.

On November 12, 2025, the Company entered into exchange agreements (the “November Exchange Agreements”) with certain holders (the “November Exchange Holders”) of outstanding warrants to purchase up to an aggregate of 235,714,285 shares of common stock, pursuant to which the November Exchange Holders agreed to cancel, and we cancelled effective as of such date, their respective outstanding warrants in exchange for the issuance of an aggregate of 209 shares of Series J Preferred.

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

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of this Quarterly Report, the Company continues to remain insolvent and as a result, was unable to timely meet its annual and quarterly periodic reporting obligations under the 34 Act, for 2024. The Company obtained financing to enable it to complete the preparation and review of the interim financial statements for the quarter ended September 30, 2025 and file this Quarterly Report; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2025 calendar year.

Between May 2025 and September 30, 2025, we entered into exchange agreements (the “Series J Exchange Agreements”) with certain then current and former holders (the “Exchange Holders”) of our Series E Convertible Preferred Stock (the “Series E Preferred”), Series G Convertible Preferred Stock (the “Series G Preferred”) and warrants to purchase shares of our Common Stock (the “Exchanged Warrants”). Pursuant to the Series J Exchange Agreements, (i) the Exchange Holders exchanged an aggregate of 21,418 shares of Series E Preferred and accrued dividends of $192,776, and exchanged an aggregate of 406,500 shares of Series G Preferred and accrued dividends of $925,047, and (ii) we cancelled warrants to purchase up to an aggregate of 628,642,860 shares of Common Stock all in exchange for the issuance of an aggregate of 54,766 shares of the Company’s Series J Senior Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred”).

Also, between May 2025 and September 30, 2025, we entered into settlement agreements (the “Series J Settlement Agreements”) with holders of our outstanding liabilities (the “2025 Creditors”), pursuant to which, the 2025 Creditors agreed to settle an aggregate of $3,688,149 in outstanding liabilities and accrued interest in exchange for an aggregate of 36,882 shares of Series J Preferred.

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

For the three and nine months ended September 30, 2025, compared with the three and nine months ended September 30, 2024

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-
Operating expenses	395,368	411,697	1,117,014	1,479,030
Loss from operations	(395,368)	(411,697)	(1,117,014)	(1,479,030)
Other income (expenses), net	517,549	(63,035)	1,874,427	(165,070)
Income (loss) from continuing operations	122,181	(474,732)	757,413	(1,644,100)
Loss from discontinued operations	(129,766)	(134,180)	(316,326)	(1,603,306)
Net income (loss)	(7,585)	(608,912)	4481,087	(3,247,406)
Deemed contribution on exchange of equity instruments	-	-	800,380	-
Deemed and accrued dividends	(253,880)	(76,571)	(471,566)	(232,691)
Net income (loss) attributable to common shareholders	$(261,465)	$(685,483)	$769,901	$(3,480,097)

Results of Operations

Revenue

For the three and nine months ended September 30, 2024, total revenue is reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our consolidated financial statements. No revenue was recognized during the three and nine months ended September 30, 2025.

Operating Expenses

For the three months ended September 30, 2025, total operating expenses amounted to $395,368 as compared to $411,697 for the three months ended September 30, 2024, a decrease of $16,329, or 4.0%, as reflected in the accompanying chart and described more fully below. For the nine months ended September 30, 2025, total operating expenses amounted to $1,117,014 as compared to $1,479,030 for the nine months ended September 30, 2024, a decrease of $362,016, or 24.5%, as reflected in the accompanying chart and described more fully below.

For the three and nine months ended September 30, 2025, and 2024, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation and related benefits	$192,006	$206,964	$512,686	$992,346
Legal and professional Fees	190,552	198,806	587,813	366,783
General and administrative expenses	12,810	5,927	16,515	119,901
Total Operating Expenses	$395,368	$411,697	$1,117,014	$1,479,030

Compensation and related benefits

For the three months ended September 30, 2025, compensation and related benefits amounted to $192,006 as compared to $206,964 for the three months ended September 30, 2024, a decrease of $14,958, or 7.2%. During the three months ended September 30, 2025, the overall decrease in compensation and related benefits as compared to the three months ended September 30, 2024 was primarily attributable to a decrease in stock-based compensation of $15,975.

For the nine months ended September 30, 2025, compensation and related benefits amounted to $512,686 as compared to $992,346 for the nine months ended September 30, 2024, a decrease of $479,660, or 48.3%. During the nine months ended September 30, 2025, the overall decrease in compensation and related benefits as compared to the nine months ended September 30, 2024 was primarily attributable to a decrease in compensation paid to significant employees, a decrease in administrative staff due to the discontinuation of our trucking businesses in February 2024 of $7,711, and a decrease in stock-based compensation of $71,949. Additionally, during the nine months ended September 30, 2024, we recorded a $400,000 severance expense as compared to $0 during the nine months ended September 30, 2025.

Legal and professional fees

For the three months ended September 30, 2025, legal and professional fees were $190,552 as compared to $198,806 for the three months ended September 30, 2024, a decrease of $8,254, or 4.2%, which was primarily attributable to an increase in legal fees of $23,654 and a net increase in other professional fees of $15,952, offset by a decrease in accounting and auditing fees of $47,860. The increase in legal fees related to 2025 period debt settlement agreements and litigation settlements.

For the nine months ended September 30, 2025, legal and professional fees were $587,813 as compared to $366,783 for the nine months ended September 30, 2024, an increase of $221,030, or 60.3%, which was primarily attributable to an increase in accounting and auditing fees of $39,530, an increase in legal fees of $166,472, and a net increase in other professional fees of $15,028. The increase in legal fees related to 2025 period debt settlement agreements and litigation settlements.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses.

For the three months ended September 30, 2025, general and administrative expenses were $12,810 as compared to $5,927 for the three months ended September 30, 2024, an increase of $6,883, or 116.1%. This increase was primarily due to an increase in license and filing fees incurred. For the nine months ended September 30, 2025, general and administrative expenses were $16,515 as compared to $119,901 for the nine months ended September 30, 2024, a decrease of $103,386, or 86.2%. The overall decrease during the nine months ended September 30, 2025 as compared to the nine months ended September 30,2024 were primarily attributable to a decrease in operations due to the discontinuation of our trucking businesses in February 2024 and cost-cutting measures.

Loss from operations

For the three months ended September 30, 2025, loss from operations amounted to $395,368 as compared to $411,697 for the three months ended September 30, 2024, a decrease of $16,329, or 4.0%, primarily due to a decrease in legal and professional fees of $8,254, and a decrease in compensation and other benefits of $14,958, offset by an increase in general and administrative expenses of $6,883, as discussed above.

For the nine months ended September 30, 2025, loss from operations amounted to $1,117,014 as compared to $1,479,030 for the nine months ended September 30, 2024, a decrease of $362,016, or 24.5%, primarily due to: (i) a decrease in general and administrative expenses of $103,386; and (ii) a decrease in compensation and other benefits of $479,660, offset by an increase in legal and professional fees of $221,030, as discussed above.

Other income (expenses), net

Total other income (expenses), net include interest expenses and gains on debt extinguishment. For the three and nine months ended September 30, 2025, and 2024, other income (expenses), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$(14,548)	$(2,355)	$(32,849)	$(4,823)
Interest expense – related parties	-	(60,680)	(106,563)	(160,247)
Gain on debt extinguishment	532,097	-	2,013,839	-
Total Other Income (Expenses), net	$517,549	$(63,035)	$1,874,427	$(165,070)

For the three months ended September 30, 2025 and 2024, aggregate interest expense was $14,548 and $63,035, respectively, a decrease of $48,487, or 0.8%. The decrease in interest expense was primarily attributable to a decrease in related party and third party notes payable. For the nine months ended September 30, 2025 and 2024, aggregate interest expense was $139,412 and $165,070, respectively, a decrease of $25,658, or 15.5%. The nine-month increase in interest expense was primarily attributable to a decrease in related party and third party notes payable. Effective June 1, 2025 and in September 2025, all obligations under the related party and third-party notes payable were converted to shares of Series J Preferred.

For the three and nine months ended September 30, 2025, in connection with the Series J Settlement Agreements and Series J Exchange Agreements, the Company recognized a gain on debt extinguishment of $532,097 and $1,998,839, respectively, Additionally, during the nine months ended September 30, 2025, we recognized a gain on other debt extinguishment of $15,000. We did not recognize any gain on debt extinguishment during the three and nine months ended September 30, 2024.

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

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2025 and 2024 related to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$1,371,993
Cost of revenues, excluding depreciation and amortization	-	1,193	-	1,413,146
Gross loss	-	(1,193)	-	(41,153)
Operating expenses	(24,024)	(43,246)	(31,515)	(759,714)
Impairment loss	-	-	-	(555,628)
Other expenses, net	(105,742)	(89,741)	(284,811)	(246,811)
Loss from discontinued operations	$(129,766)	$(134,180)	$(316,326)	$(1,603,306)

During the nine months ended September 30, 2024, operating expenses of discontinued operations included an impairment loss of $555,628 from the write down of property and equipment.

Net income (loss)

Due to factors discussed above, for the three months ended September 30, 2025, and 2024, net loss amounted to $7,585 and $608,912, respectively. For the three months ended September 30, 2025, net loss attributable to common stockholders, which included dividends accrued on shares of Series E Preferred, Series G Preferred, and Series J Preferred of $253,880, amounted to $261,465, or $(0.00) per basic and diluted common share. For the three months ended September 30, 2024, net loss attributable to common stockholders, which included dividends accrued on the Series E Preferred and the Series G Preferred of $76,571, amounted to $685,483, or $(0.00) per basic and diluted common share.

Due to factors discussed above, for the nine months ended September 30, 2025, and 2024, net income (loss) amounted to $441,087 and $(3,247,406), respectively. For the nine months ended September 30, 2025, net income attributable to common stockholders, which included dividends accrued on shares of Series E Preferred, Series G Preferred, and Series J Preferred of $471,566, and the recording of a deemed contribution on exchange of equity instruments of $800,380, amounted to $769,901, or $0.00 per basic and diluted common share. For the nine months ended September 30, 2024, net loss attributable to common stockholders, which included dividends accrued on shares of Series E Preferred and the Series G Preferred of $232,691, amounted to $(3,480,097), or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2025, and December 31, 2024, we had a cash balance of $43,683 and $177,257, respectively. Our working capital deficit was $9,067,613 and $11,892,017 on September 30, 2025, and December 31, 2024, respectively. We reported a net decrease in cash for the nine months ended September 30, 2025 of $133,574 primarily as a result of cash used in operations of $458,574, which were partially offset by net cash proceeds received from notes payable of $325,000.

As of November 12, 2025, the Company had $36,955 in cash, consisting of: (i) $36,574 remaining from the issuance of unsecured promissory notes and (ii) $381 related to Severance Trucking.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net income (loss) of $441,087 and $(3,247,406) for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in operations was $458,574 and $232,924 for the nine months ended September 30, 2025, and 2024, respectively. Additionally, we had an accumulated deficit and working capital deficit of $146,498,515 and $9,067,613 on September 30, 2025, respectively. These factors, in addition to the cessation of all operations, raises substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

From August 12, 2024 through September 30, 2025, the Company issued various promissory notes in the aggregate principal amount of $675,000 (the “Former Notes”) to certain then-holders of shares of Series E Preferred and Series G Preferred (the “Former Lenders”).

Also, between May 2025 and September 30, 2025, we entered into settlement agreements (the “Series J Settlement Agreements”) with holders of our outstanding liabilities (the “2025 Creditors”), pursuant to which, the 2025 Creditors agreed to settle an aggregate of $3,688,149 in outstanding liabilities and accrued interest in exchange for an aggregate of 36,882 shares of Series J Preferred. As a result of the Series J Settlement Agreements, the Former Notes are no longer outstanding, and accounts payable and accrued expenses were reduced.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2025, amounted to $458,574. During the nine months ended September 30, 2025, net cash used in operating activities was primarily attributable to net income of $441,087, adjusted for non-cash gains on debt extinguishment of $2,013,839 and stock-based compensation and professional fees of $47,750, and changes in operating assets and liabilities as a result of increases in accounts payable and accrued expenses of $601,750, accrued compensation and related benefits of $360,187, and accrued expenses – related parties of $106,562.

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

Financing activities

For the nine months ended September 30, 2025, net cash provided by financing activities totaled $325,000. During the nine months ended September 30, 2025, we received cash proceeds of $325,000 from notes payable from unrelated third parties.

For the nine months ended September 30, 2024, net cash provided by financing activities totaled $195,804. During the nine months ended September 30, 2024, we received cash proceeds of $391,838 from notes payable from related parties, and proceeds from notes payable of $150,000, offset by the repayment of notes payable of $346,034.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024, amounted to $0.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2: Recent Accounting Pronouncements” in the unaudited consolidated financial statements filed with this Quarterly Report.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. On July 18, 2025, the court entered an Order which determined that the settlement of $36,000 in money the Company owed to SCS claimed in exchange for the issuance of 360 shares of Series J Preferred Stock was fair to SCS, which were issued in July 2025. On July 21, 2025, the court entered a final order which dismissed the action with prejudice. In July 2025, the Company issued 360 shares of Series J Preferred to SCS, LLC pursuant to the settlement of this action.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2025 and December 31, 20234 such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated, and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,571 in compensatory damages, $11,027 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest, all of which have been accrued as of September 30, 2025. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome. On July 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “A&S Settlement Agreement”) with Akabas & Sproule seeking $86,571 in compensatory damages, $14,274 in interest and not less than $24,155 in costs of collection, for a total of $125,000 (the “A&S Claim”) in which all claims were resolved by the issuance of 1,250 shares of Series J Preferred and upon the satisfaction of certain obligations and conditions, and the action will be dismissed with prejudice. The A&S Settlement Agreement was on substantially the same form as the Liability Settlement Agreements. In August 2025, the Company issued 1,250 shares of Series J Preferred to Akabas & Sproule and, on August 18, 2025, a Stipulation of Discontinuance with Prejudice was agreed to and filed by the parties with the Court.

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of September 30, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations. On October 23, 2025, a damages assessment hearing was held by the Court via video conference, but no decision has been issued to date.

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of September 30, 2025 and December 31, 2024, the amounts due of $149,618 and $111,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany unaudited consolidated balance sheets.

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

Our outstanding shares of Series J Preferred are each initially convertible for 100,000 shares of Common Stock. Furthermore, the Series J Preferred accrues dividends on a daily basis at a rate of 10% per annum, which may be paid in cash or shares of common stock, thereby increasing the number of shares of common stock issuable upon conversion. The conversion of some or all of the Series J Preferred Stock will result in the issuance of a substantial number of shares of common stock and, as a result, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution. As of September 30, 2025, an aggregate of 9,642,300,000 shares of common stock were issuable upon conversion of the then-outstanding Series J Preferred, not including all dividends accrued as of such date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Exchange of Accounts Payable, Warrants and Accrued Expenses for Series J Preferred

On November 12, 2025, the Company entered into exchange agreements (the “November Exchange Agreements”) with certain holders (the “November Exchange Holders”) of outstanding warrants to purchase up to an aggregate of 235,714,285 shares of common stock, pursuant to which the November Exchange Holders agreed to cancel, and we cancelled effective as of such date, their respective outstanding warrants in exchange for the issuance of an aggregate of 209 shares of Series J Preferred.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).

3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).

3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).

3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2024).

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on November 25, 2024, to the Certificate of Change of the Company dated December 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2024).

3.8	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.2	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).

4.4	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

4.5	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).

4.8	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025).

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

4.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2025).

10.1+	Termination Notice, dated as of August 26, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.2	Letter Agreement, dated as of August 27, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.3	Promissory Note, dated as of August 27, 2025 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.4	Form of Stock Award Agreement, dated as of August 28, 2025, between Transportation Logistics Systems, Inc. and certain former employees, consultants and Sebastian Giordano (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.5	Form of Settlement Agreement (Outstanding Liabilities) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2025).

10.6	Form of Settlement Agreement (Outstanding Liabilities and Warrants) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025).

10.7	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2025).

10.8*	Form of Exchange Agreement (Warrants Only)

10.9	Litigation Settlement Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025)

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: November 13, 2025	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

