Form 10-K
period 2025-12-31
Transportation & Logistics Systems, Inc.
filed 2026-03-30
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34970

Transportation and Logistics Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3106763
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

110 Chestnut Ridge Road
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates cannot be calculated as our common stock is not traded on a national securities exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 30, 2026, the registrant had outstanding 5,889,437,474 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-K

December 31, 2025

I

For purposes of this Annual Report on Form 10-K (this “Annual Report”), unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, the “Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation, and its wholly-owned subsidiaries: TLSS Acquisition, Inc. (“TLSSA”), TLSS Operations Holding Company, Inc. (“TLSS Ops”), Shyp CX, Inc. (“Shyp CX”); those entities wholly-owned by TLSS Ops, TLSS-CE, Inc. (“TLSS-CE”) and TLSS-STI, Inc. (“TLSS-STI”); JFK Cartage Co., Inc. (JFK Cartage”), a wholly-owned subsidiary of Cougar Express; Severance Trucking Co., Inc. (“Severance Trucking”), a wholly-owned subsidiary of TLSS-STI and Severance Warehousing, Inc. (“Severance Warehousing”) and McGrath Trailer Leasing, Inc. (“McGrath”), both wholly-owned subsidiaries of Severance Trucking, (Severance Trucking, Severance Warehousing, and McGrath collectively, “Severance”); and, the deconsolidated former subsidiary, Cougar Express, Inc. (“Cougar Express”), a wholly-owned subsidiary of TLSS-CE.

TLSSA, TLSS Ops, Shyp CX, TLSS-CE, TLSS-STI, Cougar Express, JFK Cartage, and Severance, are hereinafter referred to as the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the years ended December 31, 2025 and 2024 are included as part of discontinued operations on the consolidated financial statements.

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

These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements and should consider various factors, including the risks described herein, and, among other places, in this Annual Report, as well as any amendments hereto or thereto, or other documents filed with the Securities and Exchange Commission (the “SEC”).

II

PART I

Item 1. Description of Business.

Overview

Transportation and Logistics Systems, Inc. is a publicly-traded holding company on OTCID tier which became effective in July 2025. As of February 26, 2025, our shares of common stock resumed trading on the OTC PINK (the “OTC PINK”) market after having been downgraded from the OTC PINK to the OTC Expert Market on July 17, 2024.

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

On December 1, 2023, the Company’s former subsidiaries, TLSS-FC, Inc. and Freight Connections, Inc. filed voluntary bankruptcy petitions under Chapter 7 of the United States Bankruptcy Code in the State of New Jersey. On February 27, 2024, Cougar Express filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code in the State of New York. The Severance entities, JFK Cartage, TLSSA, TLSS Ops, Shyp CX, TLSS-CE, and TLSS-STI have all ceased operations since mid-February 2024. Besides TLSS-FC, Inc., Freight Connections, and Cougar Express, none of the other Subsidiaries have filed bankruptcy.

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

On August 17, 2022, the Company formed a wholly-owned subsidiary, TLSS-FC, under the laws of the State of Delaware. Effective September 16, 2022, TLSS-FC closed on an acquisition to acquire all outstanding stock of Freight Connections, a New Jersey-based company that offered an array of transportation, warehousing, consolidating, distribution, and local cartage services throughout the New York tri-state area. On December 1, 2023, TLSS-FC and its wholly-owned subsidiary, Freight Connections, filed a Chapter 7 bankruptcy petition in the State of New Jersey under the United States Bankruptcy Code, assigning all of the TLSS-FC and Freight Connections assets to Mr. Steven P. Kartzman, Esq., as Trustee (the “TLSS Trustee”) for liquidation and unwinding of the business. The TLSS Trustee was charged with liquidating the assets for the benefit of the TLSS-FC and Freight Connection’s creditors pursuant to the provisions of the Chapter 7 Statute. As a result of TLSS-FC and Freight Connections filing of the Chapter 7 petition, the TLSS Trustee assumed all authority to manage TLSS-FC and Freight Connections. Additionally, TLSS-FC and Freight Connections no longer conduct any business and are not permitted by the TLSS Trustee to conduct any business. For these reasons, effective December 1, 2023, the Company relinquished control of TLSS-FC and Freight Connections. Therefore, the Company deconsolidated TLSS-FC and Freight Connections effective with the filing of the Chapter 7 petition on December 3, 2023.

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

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of this Annual Report, the Company continues to remain insolvent. The Company has obtained financing to enable it to complete the audit of the financial statements for this Annual Report and its quarterly reports in 2025 and 2024. Following the filing of this Annual Report, we intend to continue working to complete the necessary interim financial statements and timely file the Quarterly Reports on Form 10-Q due in the 2026 calendar year (the “2026 Quarterly Reports”); however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the 2026 Quarterly Reports.

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

On December 1, 2023, TLSS-FC and Freight Connections, filed a Chapter 7 bankruptcy petition in the State of New Jersey under the United States Bankruptcy Code, assigning all of the TLSS-FC and Freight Connections assets to Mr. Steven P. Kartzman, Esq., as Trustee (the “TLSS Trustee”) for liquidation and unwinding of the business. The TLSS Trustee was charged with liquidating the assets for the benefit of the TLSS-FC and Freight Connection’s creditors pursuant to the provisions of the Chapter 7 Statute. As a result of TLSS-FC and Freight Connections filing of the Chapter 7 petition, the TLSS Trustee assumed all authority to manage TLSS-FC and Freight Connections. Additionally, TLSS-FC and Freight Connections no longer conduct any business and was not permitted by the TLSS Trustee to conduct any business. For these reasons, effective December 1, 2023, the Company relinquished control of TLSS-FC and Freight Connections. Therefore, the Company deconsolidated TLSS-FC and Freight Connections effective with the filing of the Chapter 7 petition on December 3, 2023.

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

In February 2024, due to the lack of working capital to conduct its business, Severance Trucking ceased its operations and no longer conducts any business, and all fixed assets of the Company were voluntarily surrendered to the prior owners. JFK Cartage, the Severance entities, TLSSA, TLSS Ops, Shyp CX, TLSS-CE, TLSS-FC, and TLSS-STI have all ceased operations since mid-February 2024.

Our principal executive offices are located in the United States at 110 Chestnut Ridge Road, Suite 444, Montvale NJ 07645, and our telephone number is (833) 764-1443. The Company’s website is www.tlss-inc.com.

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

Depending upon the outcome of our restructuring and if it leads to a new business opportunity, the Company will continue to evaluate its use of human capital measures or objectives in managing its business, such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in its workforce.

Information Systems

Subsequent to the cessation of our operations and for reasons of nonpayment due to the Company’s insolvency, information systems used in the trucking business are no longer available to the Company.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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

During 2025, we restructured our existing debts and obligations and are currently exploring new business opportunities. Exploration of potential new business opportunities, mergers or acquisitions requires significant attention to source and evaluate. In addition, we can expect to compete for new business opportunities with other companies, some of which may have greater financial and other resources than we do. We cannot ensure that we will have sufficient cash to start a new business, consummate a merger or acquisition, or otherwise be able to obtain financing under acceptable terms, or obtain financing at all, for any new business venture. If we are unable to access sufficient funding for a new business venture, we may not be able to complete transactions that we otherwise find advantageous. Any such acquisition will entail numerous risks, including:

● we may not achieve anticipated levels of revenue, efficiency, cash flows and profitability;

● we may experience difficulties managing and integrating new businesses;

● we may underestimate the resources required to support a new business opportunity;

● we may incur unanticipated costs to support a new business;

● liabilities we assume could be greater than our original estimates or may not be disclosed to us at the time of closing a new business opportunity; and

● we may incur additional indebtedness, or we may issue additional equity to finance a new business venture or acquisitions, which could be dilutive to our stockholders.

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

RISKS RELATED TO OUR GENERAL OPERATIONS

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. In the past, our management and other personnel have devoted a substantial amount of time and financial resources to these compliance initiatives. However, due to significant cost cutting measures, the Company currently lacks the depth of management and personnel to meet such requirements.

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

Adverse publicity in connection with our Subsidiaries bankruptcy cases may negatively affect our current and future business prospects.

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

Historically, we have primarily funded our operations with proceeds from sales of convertible debt, notes, and convertible preferred stock. Since our inception, we have incurred recurring losses. During the year ended December 31, 2025, we had net income of $33,833, which was caused by the recording of a gain on debt extinguishment of $1,988,931. During the year ended December 31, 2024, we had a net loss of $3,824,470. Until such time that we implement business operations, either internally or through an acquisition, we expect to continue to generate net losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. These losses may increase, and we may never achieve profitability for a variety of reasons, including due to a lack of revenue generating operations, and other factors described elsewhere in this “Risk Factors” section.

As of March 27, 2026 and December 31, 2025, we had a cash balance of $11,246 and  $15,835, respectively. Our cash balance as of March 27, 2026, will not be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report and we will need to raise additional working capital.

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

We have historically had a small internal accounting and finance staff with limited experience in public reporting. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025 and 2024, our management team identified material weaknesses relating to, among other matters:

●	We currently lack multiple levels of management review on complex business, accounting, and financial reporting issues; and
●	We currently lack adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

We plan to take steps to seek to remediate these material weaknesses and to improve our financial reporting systems and implement new policies, procedures, and controls. However, as of the date of this Annual Report, due to cost cutting measures, we only have one employee dedicated to our financial and other public reporting obligations and have been untimely in reporting our financial results. If we continue to be unsuccessful in remediating the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we continue to be unable to accurately report our financial results on a timely basis. In addition, due to our lack of accounting and finance personnel, our reported financial results may be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

The control deficiencies in our internal control over financial reporting, until remedied, may cause errors in our financial statements or cause our filings with the SEC to not be timely.

There may be errors in our consolidated financial statements that could require a restatement, or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with generally accepted accounting principles (“GAAP”) for each of the periods presented. At present, our internal control over financial reporting or disclosure controls and procedures are not effective. We identified material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting.

We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

At the time the estimates and assumptions are made, we believe they are accurate based on the information available. However, our actual results could differ from and could require adjustments to, those estimates.

A further decline in our available cash could result in our liquidation.

If we were to sustain a further decline in our available cash, we could experience future difficulties in complying with our various financial obligations. The failure to comply with such obligations could result in an event of default under the various financial instruments that may then become immediately due and payable. In addition, should an event of default occur, such lenders could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets.

RISKS RELATED TO OUR STATUS AS A SHELL COMPANY

We are a “shell company” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, which imposes significant restrictions and limitations on our ability to raise capital, attract investors, and execute a business combination or acquisition.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) defines a “shell company” as a registrant that has no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As of the date of this Annual Report, the Company has no revenue-generating operations, one employee, and assets consisting of approximately $11,246 in cash. These characteristics cause the Company to meet the definition of a shell company. Our status as a shell company materially restricts our ability to raise capital from investors who require shorter liquidity timelines, may deter potential business combination partners, and imposes ongoing regulatory burdens that may be difficult for us to satisfy given our limited resources and personnel. There can be no assurance that the Company will be able to cease being a shell company within a timeframe, or at all, that would be acceptable to current or prospective investors.

Holders of our restricted shares of common stock will not be able to use Rule 144 to resell their shares for so long as we remain a shell company, and for twelve months thereafter, even if we cease to be a shell company in the future.

Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), provides a safe harbor from the registration requirements of the Securities Act for the resale of restricted and control securities. However, Rule 144 is not available for the resale of securities initially issued by a shell company, or a former shell company, unless and until: (i) the issuer is no longer a shell company; (ii) the issuer has been subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act for at least twelve months; (iii) the issuer has filed all required reports under Section 13 or Section 15(d) of the Exchange Act during the preceding twelve months; and (iv) at least one year has elapsed from the date that the issuer filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer a shell company. As a result, for so long as we remain a shell company, holders of our restricted shares of common stock will have no ability to resell their shares pursuant to Rule 144, regardless of how long they have held such shares or the volume of shares involved. Even after we cease to be a shell company, holders of restricted shares will not be able to rely on Rule 144 until all four of the conditions described above have been satisfied. This restriction significantly impairs the liquidity available to existing stockholders holding restricted shares and may make it substantially more difficult for the Company to attract future investors who would otherwise rely on the Rule 144 safe harbor for resale of their securities.

As a shell company, we are subject to significant restrictions on our ability to register the resale of our securities, which may adversely affect the liquidity and marketability of our securities and our ability to raise capital.

Under the SEC’s rules and interpretive guidance, a company that is currently a shell company, or that was formerly a shell company and has not yet satisfied all of the conditions for reliance on Rule 144(i)(2) of the Securities Act of 1933, as amended (the “Securities Act”), is subject to significant restrictions on its ability to effect a registered resale of its securities. While Rule 415(a)(1)(i) under the Securities Act generally permits the registration of securities for resale on a continuous or delayed basis by persons other than the issuer – without restriction as to the form of registration statement used – the SEC staff has consistently taken the position that, where an issuer is a shell company, a purported resale registration statement filed on Form S-1 on behalf of selling stockholders is likely to be recharacterized as an indirect primary offering by the issuer. If so recharacterized, the registered offering cannot be made at prevailing market prices on a continuous basis unless the issuer is eligible to use Form S-3 for primary offerings, which generally requires a public float of at least $75 million – eligibility that we do not currently satisfy. In making this determination, the SEC staff applies the multi-factor analysis set forth in Compliance and Disclosure Interpretation 612.09 of the Securities Act Rules C&DIs (the “C&DI Analysis”), which requires an assessment of, among other factors, whether the selling stockholders are acting as conduits for the issuer and whether the offering is in substance a distribution of securities on behalf of the issuer rather than a genuine secondary transaction.

The combined effect of our shell company status under Rule 144(i) and the SEC staff’s recharacterization risk under the C&DI Analysis is that, for so long as we remain a shell company and have not satisfied all of the Rule 144(i)(2) conditions, we will not be able to provide a conventional registered resale path – whether pursuant to Form S-1 or pursuant to Rule 144 – for the holders of our restricted securities, including holders of our Series J Senior Convertible Preferred Stock (the “Series J Preferred”) and the shares of our common stock issuable upon the conversion thereof. As of March 2026, an aggregate of approximately 11,042,400,000 shares of our common stock were issuable upon conversion of the then-outstanding shares of Series J Preferred, not including dividends accrued as of such date. Holders of our restricted securities who wish to resell those securities during this period may need to rely on other available exemptions from registration, such as Section 4(a)(7) of the Securities Act, offshore resales pursuant to Regulation S, or Rule 144A resales to Qualified Institutional Buyers, each of which is subject to its own material conditions, limitations, and investor eligibility requirements and may significantly constrain the universe of potential purchasers.

The unavailability of both a registered resale path and the Rule 144 safe harbor may have a material adverse effect on us and our securityholders. In particular, the inability to register the shares of common stock issuable upon conversion of the Series J Preferred may adversely affect the marketability and liquidity of the Series J Preferred and the underlying common stock, impair our ability to raise additional capital through the issuance of securities that require registration rights as a condition of investment, increase the cost and complexity of any future capital-raising efforts, and require us to offer more favorable economic terms to future investors to compensate for the lack of a registration pathway, resulting in greater dilution to our existing stockholders.

Our shell company status may deter potential acquisition or merger targets from entering into a business combination with us and may complicate or delay the Company’s ability to complete any such transaction.

We are currently exploring the possibility of replacing our discontinued businesses and entering into new lines of business, whether by acquisition, merger, or otherwise. Our status as a shell company may make it more difficult to attract suitable acquisition or merger candidates, as many target companies and their shareholders may be unwilling to become a publicly traded entity through a business combination with a shell company due to the regulatory burdens, investor perception, and securities law restrictions associated with shell company status described herein. In addition, a business combination with the Company would not cause us to cease being a shell company absent the filing with the SEC of “Form 10 information” reflecting our status as a non-shell company, which would trigger an additional one-year waiting period before former shell company restrictions are lifted under Rule 144(i). Target companies and their advisors may view these conditions as overly burdensome and elect to pursue other transaction structures or counterparties. There can be no assurance that we will be able to identify or consummate a business combination with a suitable candidate on acceptable terms, or at all, and our shell company status may be a contributing factor in our failure to do so.

SEC enforcement and regulatory scrutiny may be heightened as a result of our shell company status, which could result in delays in the filing of SEC reports or adverse regulatory consequences.

The SEC has historically devoted significant enforcement and review resources to the regulation of shell companies, including companies that have checked “Yes” to shell company status on Exchange Act periodic reports. SEC Staff review of Annual Reports or other filings by shell companies may be more frequent or more extensive than for operating companies. In addition, the SEC has broad authority under Exchange Act Section 12(j) to revoke the registration of a security if the issuer has failed to comply with provisions of the Exchange Act, a risk that is heightened in the context of shell companies that have limited resources to maintain reporting compliance. Given our current financial condition – including an accumulated deficit of $147,165,109 and a working capital deficit of $7,934,095 as of December 31, 2025 – our ability to maintain timely and complete SEC reporting is uncertain. Any SEC inquiry, comment letter, or enforcement action arising from our shell company status or related disclosures could materially divert management’s limited attention and financial resources and could have an adverse effect on our ability to consummate a business combination or raise capital.

The Company’s shell company status may adversely affect the trading market for, and the price of, our common stock.

Investors and market participants are generally aware of the restrictions and risks associated with shell companies, including the limitations on the use of Rule 144 and the restriction on the use of Form S-1 registration statements described above. This awareness may cause some investors to avoid purchasing shares of our common stock in the secondary market, reduce the overall demand for and liquidity of our common stock, and further depress the already limited trading market that exists for our shares. Our common stock is currently traded on the OTCID Basic Market under the symbol “TLSS,” and there can be no assurance that the trading market for our shares will improve or be sustained. A reduced investor base, combined with the regulatory restrictions associated with our shell company status, may result in greater volatility in the trading price of our common stock, increased difficulty in selling shares at or above the price at which they were acquired, and a higher risk of loss of the entire value of your investment.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our stockholders will experience significant dilution as a result of the issuance of shares of our Common Stock upon conversion of shares of Series J Preferred.

Our outstanding shares of Series J Preferred are each initially convertible for 100,000 shares of common stock based on the conversion price of $0.001 per share of common stock and a stated value per share of Series J Preferred of $100. Furthermore, the shares of Series J Preferred accrue dividends on a daily basis at a rate of 10% per annum, which may be paid in cash or shares of common stock, thereby increasing the number of shares of common stock issuable upon conversion. The conversion of some or all of the Series J Preferred Stock will result in the issuance of a substantial number of shares of common stock and, as a result, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution. As of March 30, 2026, an aggregate of 11,042,400,000 shares of common stock were issuable upon conversion of the then-outstanding Series J Preferred, not including all dividends accrued as of such date.

Our shares of common stock are currently quoted on the OTCID basic market and there is a limited trading market for our common stock.

We were previously quoted on the OTC PINK beginning on August 21, 2022, but were downgraded to the OTC Expert Market on July 17, 2024. As of March 30, 2026, our shares of common stock are trading on the OTCID basic market.

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

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our Articles of Incorporation, as amended (the “Articles of Incorporation”) authorizes the issuance of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for the Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

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

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our common stock price and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts may publish about us or our business, our market and our competitors. We do not have any control over such analysts. If one or more such analysts downgrade or publish a negative opinion of our common stock, the common stock price would likely decline. If analysts do not cover us or do not regularly publish reports on us, we may not be able to attain visibility in the financial markets, which could have a negative impact on our common stock price or trading volume.

You may experience future dilution as a result of issuance of the Shares, issuance of shares of common stock pursuant to any price protection features under the terms of our outstanding securities, future equity offerings by us and other issuances of our common stock or other securities. In addition, the issuance of the Shares and future equity offerings and other issuances of our common stock or other securities may adversely affect our common stock price.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share as prior issuances of common stock. We may not be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share previously paid by investors, the terms of certain of our outstanding securities may contain price protection features that allow holders of such securities to acquire the same number of shares of common stock at a lower price if certain events occur, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or securities convertible into common stock in future transactions may be higher or lower than the prices per share for previous issuances of common stock or securities convertible into common stock paid by certain investors. You will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our equity incentive programs. In addition, the issuance of the Shares, the issuance of shares of common stock pursuant to our outstanding securities, and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such issuances or sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares for sale will have on the market price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

We expect that significant additional capital will be needed in the near future to continue our planned operations. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our shares.

We have financed our operations, and we expect to continue to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity, warrants and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of common stock. Additionally, we may acquire other technologies or finance strategic alliances by issuing our equity or equity-linked securities, which may result in additional dilution. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any securities or instruments we may issue may have rights superior to the rights of our holders of our common stock. If we experience dilution from issuance of additional securities and we grant superior rights to new securities over common stockholders, it may negatively impact the trading price of our shares of common stock.

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

Item 2. Properties.

Our principal executive offices are located in the United States at 110 Chestnut Ridge Road, Montvale, New Jersey 07645.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. On July 18, 2025, the court entered an Order which determined that the settlement of $36,000 in money the Company owed to SCS claimed in exchange for the issuance of 360 shares of Series J Preferred Stock was fair to SCS. On July 21, 2025, the court entered a final order which dismissed the action with prejudice. In July 2025, the Company issued 360 shares of Series J Preferred to SCS, LLC pursuant to the settlement of this action, which reduced accounts payable by $36,000.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of December 31, 2025 and 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated, and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,571 in compensatory damages, $11,027 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest, all of which had been accrued as of September 30, 2025. Because the action was recently filed and no discovery has occurred in the case, it is not possible to evaluate the likelihood of a favorable or unfavorable outcome. On July 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “A&S Settlement Agreement”) with Akabas & Sproule seeking $86,571 in compensatory damages, $14,274 in interest and not less than $24,155 in costs of collection, for a total of $125,000 (the “A&S Claim”) in which all claims were resolved by the issuance of 1,250 shares of Series J Preferred and upon the satisfaction of certain obligations and conditions, the action will be dismissed with prejudice. The A&S Settlement Agreement was on substantially the same form as the Liability Settlement Agreements (see Note 5). In August 2025, the Company issued 1,250 shares of Series J Preferred to Akabas & Sproule and, on August 18, 2025, a Stipulation of Discontinuance with Prejudice was agreed to and filed by the parties with the Court.

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of December 31, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations. On October 23, 2025, a damages assessment hearing was held by the Court via video conference, but no decision has been issued to date.

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of December 31, 2025 and 2024, the amounts due of $149,618 and $111,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

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

	Quarter	High	Low
Year ended December 31, 2025	First	$0.0002	$0.0000
	Second	$0.0004	$0.0001
	Third	$0.0002	$0.0000
	Fourth	$0.0002	$0.0000

	Quarter	High	Low
Year ended December 31, 2024	First	$0.0009	$0.0001
	Second	$0.0002	$0.0000
	Third	$0.0002	$0.0000
	Fourth	$0.0001	$0.0000

Holders

As of March 27, 2026, there were 100 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On October 15, 2025, the Company entered into settlement agreements (the “Board Settlement Agreements”) with certain directors of the Company pursuant to which the directors settled an aggregate of $374,491 in outstanding liabilities, in exchange for the issuance of an aggregate of 3,785 shares of Series J Preferred.

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

On December 15, 2025, the Company entered into a settlement agreement (the “CEO Settlement Agreement”) with Sebastian Giordano, with respect to certain outstanding liabilities (the “Outstanding Liabilities”). Pursuant to the CEO Settlement Agreement, Mr. Giordano agreed to settle an aggregate of $1,400,712 in Outstanding Liabilities in exchange for the issuance of an aggregate of 10,007 shares of the Company’s Series J Preferred Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

TLSS is a publicly-traded holding company whose common stock had been quoted on the OTC PINK since August 21, 2022, but was removed from the OTC PINK and listed on the OTC Expert Market on July 17, 2024. As of March 30, 2026, our shares of common stock are trading on the OTCID basic markets.

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

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of this Annual Report, the Company continues to remain insolvent. The Company obtained financing to enable it to complete the preparation and review of the annual and interim financial statements through September 30, 2025 and file this Annual Report; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2026 calendar year.

Between May 2025 and November 12, 2025, we entered into exchange agreements (the “Series J Exchange Agreements”) with certain then current and former holders (the “Exchange Holders”) of our Series E Convertible Preferred Stock (the “Series E Preferred”), Series G Convertible Preferred Stock (the “Series G Preferred”) and warrants to purchase shares of our Common Stock (the “Exchanged Warrants”). Pursuant to the Series J Exchange Agreements, (i) the Exchange Holders exchanged an aggregate of 21,418 shares of Series E Preferred and accrued dividends of $192,776, and exchanged an aggregate of 406,500 shares of Series G Preferred and accrued dividends of $925,047, and (ii) we cancelled warrants to purchase up to an aggregate of 864,357,146 shares of Common Stock all in exchange for the issuance of an aggregate of 54,975 shares of the Company’s Series J Senior Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred”).

Also, between May 2025 and September 30, 2025, we entered into settlement agreements (the “Series J Settlement Agreements”) with holders of our outstanding liabilities (the “2025 Creditors”), pursuant to which, the 2025 Creditors agreed to settle an aggregate of $3,688,149 in outstanding liabilities and accrued interest in exchange for an aggregate of 36,882 shares of Series J Preferred.

On October 15, 2025, we entered into settlement agreements (the “Board Settlement Agreements”) with certain directors of the Company pursuant to which the directors settled an aggregate of $374,491 in outstanding liabilities, in exchange for the issuance of an aggregate of 3,785 shares of Series J Preferred. $337,042, which was netted against additional paid-in capital and accordingly, no gain or loss was recognized on these settlements.

On December 15, 2025, we entered into a settlement agreement (the “CEO Settlement Agreement”) with Sebastian Giordano, with respect to certain outstanding liabilities (the “Outstanding Liabilities”). Pursuant to the CEO Settlement Agreement, Mr. Giordano agreed to settle an aggregate of $1,400,712 in Outstanding Liabilities in exchange for the issuance of an aggregate of 10,007 shares of the Company’s Series J Preferred Stock.

In addition, we are also negotiating possible further restructuring of our remaining existing debts and obligations, as well as assessing the possibility of replacing our discontinued businesses and/or entering into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that we will, in fact, be able to replace our former business and/or enter into new line(s) of business, or to do so profitably. The following discussion highlights the results of our operations and the principal factors that have affected the Company’s consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the unaudited consolidated financial statements contained in this Annual Report, which have been prepared in accordance with GAAP. You should read the discussion and analysis together with such unaudited consolidated financial statements and the related notes thereto.

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

For the year ended December 31, 2025 compared with the year ended December 31, 2024

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024
Revenues	$-	$-
Operating expenses	1,407,876	1,873,250
Loss from operations	(1,407,876)	(1,873,250)
Other income (expenses), net	1,849,519	(232,711)
Income (loss) from continuing operations	441,643	(2,105,961)
Loss from discontinued operations	(407,810)	(1,718,509)
Net income (loss)	33,833	(3,824,470)
Deemed contribution on exchange of equity instruments	800,380	-
Deemed and accrued dividends	(730,906)	(310,268)
Net loss attributable to common stockholders	$103,307	$(4,134,738)

Results of Operations

Revenue

For the years ended December 31, 2025 and 2024, total revenue is reflected as $0. During the year ended December 31, 2025, we generated no revenues. During the year ended December 31, 2024, total revenues were reflected as $0 as all activities of the Subsidiaries were reclassified as discontinued operations on our consolidated financial statements.

Operating Expenses

For the year ended December 31, 2025, total operating expenses amounted to $1,407,876 compared to $1,873,250 for the year ended December 31, 2024, a decrease of $465,374, or 24.8%, as reflected in the accompanying chart and described more fully below.

For the years ended December 31, 2025 and 2024, operating expenses consisted of the following:

	For the Year Ended December 31,
	2025	2024
Compensation and related benefits	$673,026	$1,153,076
Legal and professional fees	714,873	590,695
General and administrative expenses	19,977	129,479
Total Operating Expenses	$1,407,876	$1,873,250

Compensation and related benefits

For the year ended December 31, 2025, compensation and related benefits amounted to $673,026 as compared to $1,153,076 for the year ended December 31, 2024, a decrease of $480,050, or 41.6%. During the year ended December 31, 2025, the overall decrease in compensation and related benefits as compared to the year ended December 31, 2024 was primarily attributable to a decrease in compensation paid to significant employees, a decrease in administrative staff due to the discontinuation of our trucking businesses in February 2024 aggregating $8,101, and a decrease in stock-based compensation of $71,949. Additionally, during the year ended December 31, 2024, we recorded a $400,000 severance expense as compared to $0 during the year ended December 31, 2025.

Legal and professional fees

For the year ended December 31, 2025, legal and professional fees were $714,873 as compared to $590,695 for the year ended December 31, 2024, an increase of $124,178, or 21.0%, which was primarily attributable to an increase in legal fees of $95,270, an increase in stock-based professional fees of $7,750, an increase in accounting and auditing fees of $13,221 and a net increase in other professional fees of $7,937.

General and administrative expenses

General and administrative expenses include insurance expense and other general and administrative expenses. For the year ended December 31, 2025, general and administrative expenses were $19,977 as compared to $129,479 for the year ended December 31, 2024, a decrease of $109,502, or 84.6%. The decrease was primarily attributable to a decrease in insurance expense related to directors’ and officers’ insurance and a net decrease in other general and administrative expenses.

Loss from operations

For the year ended December 31, 2025, loss from operations amounted to $1,407,876 as compared to $1,873,250 for the year ended December 31, 2024, a decrease of $465,374, or 24.8%, primarily due to: (i) decreases in compensation and other benefits of $480,050; and (ii) a decrease in general and administrative expenses of $109,502, offset by an increase in legal and professional fees of expenses of $124,178, as discussed above.

Other (expenses) income, net

Total other income (expenses) includes interest expense and gain on debt extinguishment. For the years ended December 31, 2025 and 2024, other income (expenses) consisted of the following:

	For the Year Ended December 31,
	2025	2024
Interest expense	$(32,849)	$(11,453)
Interest expense – related parties	(106,563)	(221,258)
Gain on debt extinguishment, net	1,988,931	-
Total Other Income (Expenses), net	$1,849,519	$(232,711)

For the year ended December 31, 2025 and 2024, aggregate interest expense was $139,412 and $232,711, respectively, a decrease of $93,299, or 40.1%. The decrease in interest expense was primarily attributable to an overall decrease in related party and third-party notes payable, as all notes payable and related accrued interest was converted to Series J Preferred Stock.

During the year ended December 31, 2025, we recognized a gain on debt extinguishment of $1,988,931. We did not recognize any gain on debt extinguishment during the year ended December 31, 2024.

Loss from discontinued operations

In February 2024, we ceased operations of all logistic and transportation services subsidiaries, and on February 27, 2024, Cougar Express filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code. Accordingly, the financial position and results of operations of all our Subsidiaries are reflected as discontinued operations for all periods presented.

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2025 and 2024 related to discontinued operations.

	For the Year Ended December 31,
	2025	2024
Revenues	$-	$1,371,993
Cost of revenues	-	1,452,171
Gross profit (loss)	-	(80,178)
Operating expenses	(33,257)	(1,300,570)
Other expenses, net	(374,553)	(337,761)
Loss from discontinued operations	$(407,810)	$(1,718,509)

During the year ended December 31, 2024, operating expenses of discontinued operations included an impairment loss of $555,628 from the write down of property and equipment.

Net income (loss)

Due to factors discussed above, for the year ended December 31, 2025 and 2024, net income (loss) amounted to $33,833 and $(3,824,470), respectively. For the year ended December 31, 2025, net income attributable to common stockholders, which included dividends accrued on shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred”), shares of the Company’s Series G Convertible Preferred Stock (the “Series G Preferred), and shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred) of $730,906, and the recording of a deemed contribution on exchange of equity instruments of $800,380, amounted to $103,307, or $0.00 per basic and diluted common share. For the year ended December 31, 2024, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred”) and shares of the Company’s Series G Convertible Preferred Stock (the “Series G Preferred) of $310,268, amounted to $4,134,738, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2025, and 2024 we had a cash balance of $15,835 and $177,257, respectively. Our working capital deficit was $7,934,095 and $11,892,017 on December 31, 2025 and 2024, respectively. We reported a net decrease in cash for the year ended December 31, 2025 of $161,422 primarily as a result of cash used in operations of $486,422, which was offset by net cash proceeds received from notes payable of $325,000.

As of March 27, 2026, the Company had $11,246 in cash, consisting of: (i) $10,925 remaining from the issuance of unsecured promissory notes and (ii) $321 related to Severance Trucking.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had net income (loss) of $33,833 and $(3,824,470) for the years ended December 31, 2025 and 2024, respectively. The net cash used in operations was $486,422 and $386,699 for the years ended December 31, 2025 and 2024, respectively. Additionally, we had an accumulated deficit and working capital deficit of $147,165,109 and $7,934,095 on December 31, 2025, respectively. These factors, in addition to the cessation of all operations, raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Annual Report.

Management cannot provide assurance that we will remain current in our SEC filings, successfully restructure our debts and liabilities, find a new business opportunity, achieve profitable operations, become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund the Company in the future and to pay our debt obligations. Although we have historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company would need to file bankruptcy. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2025, amounted to $486,422. During the year ended December 31, 2025, net cash used in operating activities was primarily attributable to net income of $33,833, adjusted for non-cash gains on debt extinguishment of $1,988,931 and stock-based compensation and professional fees of $47,750, and changes in operating assets and liabilities as a result of increases in accounts payable and accrued expenses of $831,158, accrued expenses – related parties of $106,562, and an increase in accrued compensation and related benefits of $483,027.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2025 and 2024 amounted to $0.

Financing activities

For the year ended December 31, 2025, net cash provided by financing activities totaled $325,000. During the year ended December 31, 2025, we received cash proceeds of $325,000 from notes payable from unrelated third parties.

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

DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Transportation and Logistics Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transportation and Logistics Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had cash used in operations of $486,422 for the year ended December 31, 2025 and no revenue or continuing operations in fiscal 2025. Additionally, the Company had an accumulated deficit and working capital deficit of $147,165,109 and $7,934,095, respectively, on December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 30, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$15,835	$177,257
Prepaid expenses and other current assets	1,500	1,260
Assets of discontinued operations	-	419

Total Current Assets	17,335	178,936

TOTAL ASSETS	$17,335	$178,936

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$-	$300,000
Notes payable - related parties	-	1,547,838
Accounts payable	335,640	1,167,795
Accrued expenses	666,575	1,188,485
Accrued expenses - related parties	-	290,133
Accrued compensation and related benefits	-	906,099
Liabilities of discontinued operations	6,949,215	6,670,603

Total Current Liabilities	7,951,430	12,070,953

Total Liabilities	7,951,430	12,070,953

Series J convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 110,424 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively ($12,146,640 redemption value as of December 31, 2025)	12,146,640	-

Commitments and Contingencies (See Note 6)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at December 31, 2025 and 2024 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at December 31, 2025 and 2024 ($6.00 per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; 0 and 21,418 shares issued and outstanding at December 31, 2025 and 2024, respectively ($13.34 per share liquidation value)	-	21
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 0 and 406,500 shares issued and outstanding at December 31, 2025 and 2024, respectively ($10.00 per share liquidation value)	-	407
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at December 31, 2025 and 2024 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,889,437,474 and 5,889,437,474 shares issued and outstanding at December 31, 2025 and 2024, respectively	5,889,437	5,889,437
Additional paid-in capital	121,194,905	128,686,122
Accumulated deficit	(147,165,109)	(146,468,036)

Total Shareholders’ Deficit	(20,080,735)	(11,892,017)

Total Liabilities and Shareholders’ Deficit	$17,335	$178,936

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	673,026	1,153,076
Legal and professional fees	714,873	590,695
General and administrative expenses	19,977	129,479

Total Operating Expenses	1,407,876	1,873,250

LOSS FROM OPERATIONS	(1,407,876)	(1,873,250)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	1,988,931	-
Interest expense	(32,849)	(11,453)
Interest expense - related parties	(106,563)	(221,258)

Total Other Income (Expenses), net	1,849,519	(232,711)

INCOME (LOSS) BEFORE INCOME TAXES	441,643	(2,105,961)

Provision for income taxes	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	441,643	(2,105,961)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(407,810)	(1,718,509)

LOSS FROM DISCONTINUED OPERATIONS	(407,810)	(1,718,509)

NET INCOME (LOSS)	33,833	(3,824,470)

Deemed contribution on exchange of equity instruments	800,380	-
Accrued dividends	(730,906)	(310,268)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$103,307	$(4,134,738)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Net income (loss) per share from continuing operations -basic and diluted	$0.00	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)
Net income (loss) per share - basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,889,437,474	5,531,600,368
Diluted	5,889,437,474	5,531,600,368

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,418	$21	475,500	$476	32,374	$32	4,481,102,346	$4,481,102	$129,854,231	$(142,333,298)	$(7,997,436)

Accretion of stock-based compensation	-	-	-	-	-	-	-	-	111,949	-	111,949

Common stock issued for conversion of Series G preferred shares	-	-	(69,000)	(69)	-	-	1,408,335,128	1,408,335	(1,280,058)	-	128,208

Dividends accrued	-	-	-	-	-	-	-	-	-	(310,268)	(310,268)

Net loss	-	-	-	-	-	-	-	-	-	(3,824,470)	(3,824,470)

Balance, December 31, 2024	21,418	21	406,500	407	32,374	32	5,889,437,474	5,889,437	128,686,122	(146,468,036)	(11,892,017)

Conversion of Series E and Series G preferred shares and accrued dividends and cancellation of warrants into Series J preferred shares	(21,418)	(21)	(406,500)	(407)	-	-	-	-	(4,358,364)	-	(4,358,792)

Series J redemption premium recorded	-	-	-	-	-	-	-	-	(1,104,240)	-	(1,104,240)

Gain on extinguishment of notes payable and accrued interest converted to Series J preferred shares	-	-	-	-	-	-	-	-	(587,080)	-	(587,080)

Gain on extinguishment of accounts payable and accrued expenses converted to Series J preferred shares	-	-	-	-	-	-	-	-	(982,210)	-	(982,210)

Gain on extinguishment of accrued dividends converted to Series J preferred shares	-	-	-	-	-	-	-	-	(429,585)	-	(429,585)

Contribution for forgiveness of accrued expenses - related party	-	-	-	-	-	-	-	-	400,012	-	400,012

Issuance if Series J preferred shares for compensation and professional fees	-	-	-	-	-	-	-	-	(429,750)	-	(429,750)

Dividends accrued	-	-	-	-	-	-	-	-	-	(730,906)	(730,906)

Net loss	-	-	-	-	-	-	-	-	-	33,833	33,833

Balance, December 31, 2025	-	$-	-	$-	32,374	$32	5,889,437,474	$5,889,437	$121,194,905	$(147,165,109)	$(20,080,735)

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,833	$(3,824,470)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense - discontinued operations	-	39,018
Stock-based compensation	40,000	111,949
Stock-based professional fees	7,750	-
Impairment loss - discontinued operations	-	555,628
Gain on deconsolidation of subsidiary - discontinued operations	-	(158,347)
Allowance for (recovery from) credit losses - discontinued operations	419	(3,937)
Gain on debt extinguishment	(1,988,931)	-
Change in operating assets and liabilities:
Accounts receivable	-	636,647
Prepaid expenses and other current assets	(240)	235,222
Security deposit	-	6,155
Accounts payable and accrued expenses	831,158	963,079
Accrued expenses - related parties	106,562	221,258
Accrued compensation and related benefits	483,027	831,099

NET CASH USED IN OPERATING ACTIVITIES	(486,422)	(386,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	325,000	300,000
Proceeds from notes payable - related parties	-	387,838
Proceeds from notes payable - related parties - discontinued operations	-	4,000
Repayment of notes payable	-	(346,034)

NET CASH PROVIDED BY FINANCING ACTIVITIES	325,000	345,804

NET DECREASE IN CASH	(161,422)	(40,895)

CASH, beginning of year	177,257	218,152

CASH, end of year	$15,835	$177,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$2,768
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series G preferred stock and accrued dividends to common stock	$-	$128,208
Conversion of Series E and Series G preferred stock and accrued dividends to Series J preferred stock	$1,117,823	$-
Conversion of notes payable and notes payable - related parties and accrued interest to Series J preferred stock	$2,596,793	$-
Conversion of accounts payable and accrued expenses to Series J preferred stock	$1,465,847	$-
Conversion of accrued compensation and accounts payable to Series J preferred stock	$1,400,712	$-
Increase in Series J redemption premium applied against additional paid-in capital	$1,104,240	$-
Accrual of preferred stock dividends	$730,906	$310,268

See accompanying notes to consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations located in New York, New Jersey, Connecticut, and Massachusetts. The subsidiaries of the Company during the years ended December 31, 2025 and 2024 include: Cougar Express, Inc. (“Cougar Express”) through date of deconsolidation of February 27, 2024; JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); ; and TLSS-STI, Inc. (“TLSS-STI”).

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. Joan Ton, the sole shareholder of JFK Cartage, from whom the shares were acquired, is an unrelated party. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. During the years ended December 31, 2025 and 2024, all activities and balances of JFK Cartage are included as part of discontinued operations on the consolidated financial statements. As of the date of these consolidated financial statements, neither TLSS-CE, which owns 100% of the stock of Cougar Express, or JFK Cartage have not filed for bankruptcy.

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates. In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers. For the years ended December 31, 2025, and 2024, all activities and balances of Severance are included as part of discontinued operations on the consolidated financial statements. As of the date of these consolidated financial statements, the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the consolidated financial statements for the years ended December 31, 2025, and 2024. As of the date of these consolidated financial statements, TLSS Ops has not filed for bankruptcy.

On February 16, 2024, Severance Trucking, along with Cougar Express and JFK Cartage, ceased all operations and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024. On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of the issuance of these consolidated financial statements, the Company continues to remain insolvent and as a result, was unable to timely meet its annual and quarterly periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”), for 2024. The Company obtained financing to enable it to complete the preparation and review its interim financial statements and timely file its Quarterly Reports on Form 10-Q. The Company obtained additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2025 calendar year (See Note 10).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The summary of significant account policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these consolidated financial statements, the Company had net income (loss) of $33,833 and $(3,824,470) for the years ended December 31, 2025 and 2024, respectively. The net cash used in operations was $486,422 and $386,699 for the years ended December 31, 2025 and 2024, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $147,165,109 and $7,934,095, respectively, on December 31, 2025. Furthermore, as of February 2024, the Company ceased operation of all its logistics and transportation services business and currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Annual Report. The Company has restructured certain of its debt and obligations and is continuing to negotiate the restructuring of its remaining debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On December 31, 2025, the Company had no cash in the bank in excess of FDIC insured levels.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of assets and liabilities of discontinued operations, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, estimates of valuation of preferred stock, and the value of claims against the Company.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2025. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of December 31, 2025 and 2024, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On December 31, 2025 and 2024, the Company did not have any cash equivalents.

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

DECEMBER 31, 2025 AND 2024

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated and any such impairment is included in discontinued operations as of December 31, 2025 and 2024 (see Note 8). Currently, all leased premises have been abandoned.

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

Series J preferred stock subject to possible redemption

The Company accounts for its Series J preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series J Preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control is classified as temporary equity. The Company’s Series J Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series J preferred stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

DECEMBER 31, 2025 AND 2024

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

Revenue generated from warehousing services was generally recognized as the service were performed, based upon a monthly or weekly rate.

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

For the year ended December 31, 2024, all revenues and cost of revenues are included in discontinued operations. No revenue was generated during the year ended December 31, 2025.

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

Basic and diluted income (loss) per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive shares of common stock consist of common stock issuable for stock options and warrants (using the treasury stock method) and shares issuable for Series E Convertible Preferred Stock (the “Series E Preferred”), Series G Convertible Preferred Stock (the “Series G Preferred”), Series H Convertible Preferred Stock (the “Series H Preferred”) and Series J Senior Convertible Preferred Stock (the “Series J Preferred”) (using the as-if converted method). Effective as of June 1, 2025, all of our outstanding shares of Series E Preferred and Series G Preferred were exchanged for shares of our Series J Preferred. These common stock equivalents may be dilutive in the future.

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
	2025	2024
Net income (loss) per common share - basic:
Net income (loss)	$33,833	$(3,824,470)
Add: deemed contribution on exchange of equity instruments	800,380	-
Less: accrued dividends	(730,906)	(310,268)
Net income (loss) attributable to common stockholders	$103,307	$(4,134,738)
Weighted average common shares outstanding – basic	5,889,437,474	5,531,600,368
Net income (loss) per common share – basic	$0.00	$(0.00)

Net income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders – basic	$103,307	$(4,134,738)
Add: adjustments to net income (loss)	-	-
Numerator for income (loss) per common share – diluted	$103,307	$(4,134,738)

Weighted average common shares outstanding – basic	5,889,437,474	5,531,600,368
Add: dilutive shares related to:
Stock warrants	-	-
Convertible preferred shares	-	-
Weighted average common shares outstanding – diluted	5,889,437,474	5,531,600,368
Net income (loss) per common share – diluted	$0.00	$(0.00)

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the years ended December 31, 2025 and 2024 as they would have an anti-dilutive impact on the Company’s net income (loss) in that period and consisted of the following:

	December 31, 2025	December 31, 2024
Stock warrants	52,857,143	946,171,489
Series E convertible preferred stock	-	95,238,667
Series G convertible preferred stock	-	2,032,500,000
Series H convertible preferred stock	323,740,000	323,740,000
Series J convertible preferred stock	11,042,400,000	-
	11,418,997,143	3,397,650,156

Income taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

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

DECEMBER 31, 2025 AND 2024

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

On May 30, 2025, the Company entered into settlement agreements (the “Series J Settlement Agreements”) with certain holders of the Company’s liabilities (the “2025 Creditors”), including certain related party note holders (the “Related Party Creditors”). Pursuant to the Series J Settlement Agreements, the Related Party Creditors settled an aggregate of $1,547,838 in outstanding notes and accrued interest payable of $396,695 in exchange for the issuance of an aggregate of 19,446 shares of the Company’s Series J Preferred, effective as of June 1, 2025. Among the debt settled with Related Party Creditors were all outstanding notes issued to Mr. Newton, Mr. Mercadante, Mr. Giordano and Mr. Benton. In connection with the exchange of the outstanding notes and related accrued interest payable for shares of Series J Preferred, the Company calculated a gain on debt extinguishment of $1,750,080, which was netted against additional paid-in capital due to the related party relationship and accordingly, no gain or loss was recognized on these settlements.

As of December 31, 2025 and 2024, aggregate notes payable to related parties in the principal amounts of $0 and $1,547,838, respectively, were outstanding. As of December 31, 2025 and 2024, the aggregate accrued interest payable to related parties amounted to $0 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest expense – related parties amounted to $106,563 and $221,258, respectively.

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

DECEMBER 31, 2025 AND 2024

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

On April 9, 2025, we entered into amendment agreements with the 2024 Lenders, pursuant to which the maturity date of the October 2024 Notes were amended from April 9, 2025 to August 12, 2025. All other terms and conditions of the October 2024 Notes remain unchanged.

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

DECEMBER 31, 2025 AND 2024

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

Between May 30, 2025 and December 31, 2025, the Company entered into Series J Settlement Agreements with the 2025 Creditors, pursuant to which, the 2025 Creditors, not including Related Party Creditors, settled an aggregate of $625,000 in outstanding notes and accrued interest payable of $27,260 in exchange for the issuance of an aggregate of 6,522 shares of Series J Preferred. In connection with the exchange of the outstanding notes and interest payable for shares of Series J Preferred, during the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $587,095, which is included in gain on debt extinguishment on the accompanying consolidated statement of operations.

As of December 31, 2025 and 2024, aggregate notes payable in the aggregate principal amounts of $0 and $300,000, respectively, were outstanding.

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

As of December 31, 2025 and 2024, there were no Series B preferred stock issued or outstanding.

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

DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025 and 2024, no shares of Series D Preferred were outstanding.

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

DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025 and 2024, the Company has accrued dividends payable of $9,741 and $191,104, respectively, which has been included in accrued expenses on the accompanying consolidated balance sheets.

As of December 31, 2025 and 2024, 0 and 21,418 shares of Series E Preferred were issued and outstanding, respectively.

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

DECEMBER 31, 2025 AND 2024

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

During the year ended December 31, 2025, there were no conversions of Series G Preferred into common stock.

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

As of December 31, 2025 and 2024, the Company had accrued dividends payable of $0 and $785,845, respectively, which have been included in accrued expenses on the accompanying consolidated balance sheets.

As of December 31, 2025 and 2024, 0 and 406,500 shares of Series G Preferred were issued and outstanding, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

As of both December 31, 2025 and 2024, 32,374 shares of Series H Preferred were outstanding.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The shares of Series J Preferred are redeemable upon the occurrence of certain triggering events, excluding events, facts or circumstances that occurred prior to or were in existence as of the date of the Series J Certificate. Upon such triggering events, holders of Series J Preferred have the option to cause the Company to redeem all or part of such holder’s shares of Series J Preferred at a price per share equal to 110% of the stated value of such shares. The Company accounts for its Series J preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series J Preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control is classified as temporary equity. The Company’s Series J Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series J preferred stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets as of December 31, 2025. In connection with the recording of the 10% redemption premium, the Company increased the redemption value of the Series J preferred stock by $964,230, which was reflected as an offset against additional paid-in capital.

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

Between June 17, 2025 and June 30, 2025, the Company entered into Exchange Agreements with the holders of the Company’s securities, pursuant to which (i) an aggregate of 21,418 shares of Series E Preferred and accrued dividends of $191,160 and 406,500 shares of Series G Preferred and accrued dividends of $925,047 were exchanged, and (ii) common stock purchase warrants to purchase up to 593,642,860 shares of common stock (the “Cancelled Warrants”) were cancelled for an aggregate of 54,719 shares of Series J Preferred, effective as of June 1, 2025. During July 2025, the Company entered into Series J Settlement Agreements with former holders of shares of Series E Preferred and Series G Preferred, pursuant to which, such former shareholders converted accrued dividends of $1,616 and cancelled warrants to purchase up to 35,000,000 shares of common stock in exchange for the issuance of an aggregate of 47 shares of Series J Preferred. In connection with the exchange of Series E Preferred and Series G Preferred and outstanding accrued dividends to Series J Preferred, during the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $429,585, respectively, which is included in gain on debt extinguishment on the accompanying consolidated statement of operations. Additionally, on June 1, 2025, in connection with the exchange of shares of Series E Preferred and Series G Preferred and the cancellation of the Cancelled Warrants, the Company determined that all such securities were extinguished as a result of such exchange and cancellation. As a result, the difference between the carrying amount of the shares of Series E Preferred and Series G Preferred and the fair value of the shares of Series J Preferred, in an amount equal to $800,380 was recognized as a deemed contribution in the year ended December 31, 2025 that increased additional paid-in capital and income attributable to common shareholders in calculating net income (loss) per common share in accordance with ASC 260-10.

Between May 30, 2025 and September 30, 2025, the Company entered into Series J Settlement Agreements with the 2025 Creditors. Pursuant to the Series J Settlement Agreements, the 2025 Creditors, not including the Related Party Creditors, settled an aggregate of $625,000 in outstanding notes and accrued interest of $27,260 in exchange for the issuance of an aggregate of 6,522 shares of Series J Preferred, effective as of June 1, 2025. In connection with the exchange of such outstanding notes and related accrued interest to Series J Preferred, during the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $587,080, which is included in gain on debt extinguishment on the accompanying consolidated statement of operations.

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

Between May 30, 2025 and July 21, 2025, the Company entered into Series J Settlement Agreements with certain vendors of the Company (the “Vendors”), pursuant to which the Vendors settled an aggregate of $550,395 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 5,504 shares of Series J Preferred, effective as of June 1, 2025. Additionally, on July 21, 2025, the Company entered into the A&S Settlement Agreement in connection with the A&S Claim in which all claims aggregating $125,000 were resolved by the issuance of 1,250 shares of the Company’s Series J Senior Convertible Preferred Stock. On July 21, 2025, the Company entered into a Series J Settlement Agreement with a vendor (the “July Vendor”), pursuant to which the July Vendor agreed to settle $379,961 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 3,800 shares of Series J Preferred. On July 21, 2025, the Company entered into the Litigation Settlement Agreement with SCS, pursuant to which the Company settled $36,000 in money the Company owed to SCS in exchange for the issuance of 360 shares of Series J Preferred Stock, effective as of July 23, 2025. As of December 31, 2024, the settlement amount of $36,000 had been recorded and reflected in accounts payable on the accompanying consolidated balance sheet. In connection with the exchange of outstanding accounts payable and accrued expense to shares of Series J Preferred, during the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $982,210, which is included in gain on debt extinguishment on the accompanying consolidated statement of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On August 28, 2025, the Company issued aggregate of 4,775 shares of Series J Preferred to the Company’s chief executive officer and certain consultants as compensation for services rendered to the Company. The Series J Preferred was valued at the as if converted fair value of $47,750 using the quoted price of the common stock on the issuance date. In connection with these issuances, for the year ended December 31, 2025, the Company recorded stock-based compensation of $40,000 and stock-based professional fees of $7,750.

On October 15, 2025, the Company entered into settlement agreements (the “Board Settlement Agreements”) with certain directors of the Company pursuant to which the directors settled an aggregate of $374,491 in outstanding liabilities, in exchange for the issuance of an aggregate of 3,785 shares of Series J Preferred. In connection with the exchange of the outstanding liabilities for shares of Series J Preferred, the Company calculated a loss on debt extinguishment of $4,000 related to the issuance of an additional 40 shares of Series J Preferred to one director. Additionally, the Company calculated a gain on debt extinguishment of $337,042, which was netted against additional paid-in capital and accordingly, no gain or loss was recognized on these settlements.

On November 12, 2025, the Company entered into exchange agreements (the “November Exchange Agreements”) with certain holders (the “November Exchange Holders”) of outstanding warrants to purchase up to an aggregate of 235,714,285 shares of common stock, pursuant to which the November Exchange Holders agreed to cancel, and we cancelled effective as of such date, their respective outstanding warrants in exchange for the issuance of an aggregate of 209 shares of Series J Preferred. In connection with the exchange of outstanding warrants to shares of Series J Preferred, during the year ended December 31, 2025, the Company recorded a loss on debt extinguishment of $20,900, which is included in gain on debt extinguishment on the accompanying consolidated statement of operations.

On December 15, 2025, the Company entered into a settlement agreement (the “CEO Settlement Agreement”) with Sebastian Giordano, with respect to certain outstanding liabilities (the “Outstanding Liabilities”). Pursuant to the CEO Settlement Agreement, Mr. Giordano agreed to settle an aggregate of $1,400,712 in Outstanding Liabilities in exchange for the issuance of an aggregate of 10,007 shares of the Company’s Series J Preferred Stock. In connection with the exchange of the Outstanding Liabilities for shares of Series J Preferred, the Company calculated a gain on debt extinguishment of $400,012 related to the forgiveness of $400,000 of accrued severance pay due, which was included in additional paid-in capital and no gain or loss was recognized. Additionally, the Company calculated a gain on debt extinguishment of $100,070, which was netted against additional paid-in capital and accordingly, no gain or loss was recognized on these settlements.

Common stock

Shares issued in connection with conversion of Series G preferred shares

During the year ended December 31, 2024, the Company issued 1,408,335,128 shares of its common stock in connection with the conversion of 69,000 shares of Series G Preferred and accrued dividends payable of $128,208. The conversion ratio was based on the Series G COD.

Shares issued for compensation

During the years ended December 31, 2025 and 2024, aggregate accretion of stock-based compensation expense on the above granted shares, which is net of the reversal of previously recognized stock-based expense due to forfeiture, amounted to $0 and $111,949, respectively. Total unrecognized compensation expense related to these vested and unvested shares of common stock on December 31, 2025 amounted to $0.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	61,063,216	$0.011
Shares vested	(61,063,216)	(0.011)
Non-vested, December 31, 2024 and 2025	-	$-

Warrants

Warrant activities for the years ended December 31, 2025 and 2024 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	948,452,679	$0.008	2.81	$-
Exercised	(2,281,190)	(1.60)	-	-
Balance Outstanding December 31, 2024	946,171,489	$0.004	1.56	-
Cancelled	(864,357,146)	(0.002)		-
Expired	(28,957,200)	(0.072)	-	-
Balance Outstanding December 31, 2025	52,857,143	$0.002	0.79	$-
Exercisable, December 31, 2025	52,857,143	$0.002	0.79	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Stock options

Stock option activities for the years ended December 31, 2025 and 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	80,000	$8.85	0.33	$-
Granted/Cancelled	(80,000)	-	-	-
Balance Outstanding December 31, 2024	-	-	-
Granted/Cancelled	-	-	-	-
Balance Outstanding December 31, 2025	-	$-	-	$-
Exercisable, December 31, 2025	-	$-	-	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of December 31, 2025.

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

In February 2025, the parties agreed to settle all claims in this matter and thereafter executed a Confidential Settlement Agreement and Mutual Release effective on February 13, 2025. On July 18, 2025, the court entered an Order which determined that the settlement of $36,000 in money the Company owed to SCS claimed in exchange for the issuance of 360 shares of Series J Preferred Stock was fair to SCS. On July 21, 2025, the court entered a final order which dismissed the action with prejudice. In July 2025, the Company issued 360 shares of Series J Preferred to SCS, LLC pursuant to the settlement of this action, which reduced accounts payable by $36,000.

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

DECEMBER 31, 2025 AND 2024

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

DECEMBER 31, 2025 AND 2024

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

DECEMBER 31, 2025 AND 2024

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of December 31, 2025 and 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated, and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,571 in compensatory damages, $11,027 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest. On July 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “A&S Settlement Agreement”) with Akabas & Sproule seeking $86,571 in compensatory damages, $14,274 in interest and not less than $24,155 in costs of collection, for a total of $125,000 (the “A&S Claim”) in which all claims were resolved by the issuance of 1,250 shares of Series J Preferred and upon the satisfaction of certain obligations and conditions, the action will be dismissed with prejudice. The A&S Settlement Agreement was on substantially the same form as the Liability Settlement Agreements (see Note 5). In August 2025, the Company issued 1,250 shares of Series J Preferred to Akabas & Sproule and, on August 18, 2025, a Stipulation of Discontinuance with Prejudice was agreed to and filed by the parties with the Court, which reduced accounts payable by $125,000.

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of December 31, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations. On October 23, 2025, a damages assessment hearing was held by the Court via video conference, but no decision has been issued to date.

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of December 31, 2025 and 2024, the amounts due of $149,618 and $111,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

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

On December 15, 2025, we entered into a Retention Agreement (the “Retention Agreement”) with Mr. Giordano, pursuant to which Mr. Giordano agreed to continue to act as the Chairman, Chief Executive Officer and Chief Financial Officer of the Company and the Company agreed to pay Mr. Giordano up to $500,000 in cash bonuses upon the occurrence of certain events and the satisfaction or waiver of certain conditions. Pursuant to the Retention Agreement, upon the closing of a qualified financing in which the Company raises at least $1,000,000 in gross proceeds, we will pay Mr. Giordano a $250,000 cash bonus, and upon the closing of a financing in which we raise at least $2,500,000 in gross proceeds, we will pay Mr. Giordano an additional $250,000 cash bonus. In order for Mr. Giordano to receive such payments, among other things, Mr. Giordano was required to enter into the Settlement Agreement. In addition, the Company and Mr. Giordano agreed to, within 60 days of December 15, 2025, negotiate in good faith and enter into a new employment agreement with respect to services performed by Mr. Giordano for the Company on or after January 1, 2026.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

In connection with the entry into the Retention Agreement, on December 15, 2025, we entered into the CEO Settlement Agreement with Sebastian Giordano, with respect to certain outstanding liabilities incurred through December 31, 2025 (the “Outstanding Liabilities”). Pursuant to the CEO Settlement Agreement, Mr. Giordano agreed to settle an aggregate of $1,400,712 in Outstanding Liabilities in exchange for the issuance of an aggregate of 10,007 shares of the Company’s Series J Preferred Stock.

As of December 31, 2025 and 2024, in connection with the extension of the term of the CEO Employment Agreement, the amount of compensation and benefit amounts due to Mr. Giordano amounts to the following, which is included in accrued compensation and related benefits on the accompanying consolidated balance sheet:

	December 31, 2025		December 31, 2024
(i) Unpaid base salary – since February 16, 2024	$-		$378,875
(ii) Accrued vacation pay	-		104,244
(iii) Health insurance premium – since February 16, 2024	-		22,980
(iv) Severance payment due (a)	-		400,000
Total	$-	(b)	$906,099

(a)	The above amount consists of the severance payment that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement ($400,000).
(b)	Converted to Series J Preferred in December 2025 (see above).

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

As of December 31, 2025 and 2024, aggregate notes payable to related parties in the principal amounts of $0 and $1,547,838, respectively, were outstanding. As of December 31, 2025 and 2024, the aggregate accrued interest payable to related parties amounted to $0 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the years ended December 31, 2025, and 2024, interest expense – related parties amounted to $106,563 and $221,258, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	December 31,	December 31,
	2025	2024
Assets of discontinued operations:
Accounts receivable, net	$-	$419
Assets of discontinued operations, current portion	-	419
Total assets of discontinued operations	$-	$419

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$2,467,432
Accounts payable	1,206,575	1,286,931
Accrued expenses	753,166	394,198
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	6,949,215	6,670,603
Total liabilities of discontinued operations	$6,949,215	$6,670,603

The following table summarizes the results of operations of discontinued operations:

	Year Ended December 31,
	2025	2024
Revenues	$-	$1,371,993
Cost of revenues, excluding depreciation and amortization	-	1,452,171
Gross loss	-	(80,178)
Operating expenses	(33,257)	(744,942)
Impairment loss	-	(555,628)
Other expenses	(374,553)	(337,761)
Loss from discontinued operations	$(407,810)	$(1,718,509)

Accounts receivable

On December 31, 2025 and 2024, accounts receivable, net included in assets from discontinued operations consisted of the following:

	December 31, 2025	December 31, 2024
Accounts receivable	$-	$419
Allowance for credit estimated losses	-	-
Accounts receivable, net	$-	$419

Property and equipment, net

For the years ended December 31, 2025 and 2024, depreciation expense amounted to $0 and $39,018, respectively, and are included in loss from discontinued operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

During the year ended December 31, 2024, the Company wrote down property and equipment to net realizable value and recorded an impairment loss of $555,628, which is included in loss from discontinued operations on the accompanying consolidated statements of operations.

Notes Payable

On December 31, 2025 and 2024, notes payable included in liabilities of discontinued operations consisted of the following:

	December 31, 2025	December 31, 2024
Principal amounts	$2,467,432	$2,467,432
Less: current portion of notes payable	(2,467,432)	(2,467,432)
Notes payable – long-term	$-	$-

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

On December 31, 2025 and 2024, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. This note is in default.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory note which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. The Secured Severance Note was secured solely by the assets of Severance Trucking and a corporate guaranty from TLSS. During the fourth quarter ended December 31, 2023, the Company repaid $181,660 of this note. On December 31, 2025 and 2024, the principal amount related to this note was $1,395,768 and $1,395,768, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Equipment and auto notes payable

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On December 31, 2025 and 2024, the equipment note payable to this entity amounted to $41,624 and $41,624, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On December 31, 2025 and 2024, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On December 31, 2025 and 2024, the equipment note payable to this entity amounted to $40,537 and $40,537, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On December 31, 2025 and 2024, the equipment note payable to this entity amounted to $45,079 and $45,079, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On December 31, 2025 and 2024, the equipment note payable to this entity amounted to $253,277 and $253,277, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On December 31, 2025 and 2024, the equipment note payable to this entity amounted to $76,149 and $76,149, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of December 31, 2025, the trucks securing this loan were forfeited and returned to the lender.

Operating and Financing Lease Right-Of-Use (“Rou”) Assets and Operating and Financing Lease Liabilities

In February 2024, the Company abandoned all remaining leased premises and as of December 31, 2023, the Company wrote off its remaining right of use assets and related security deposits.

On December 31, 2025 and 2024, operating and financing lease liabilities related to the ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	December 31, 2025	December 31, 2024
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

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

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of and December 31, 2025 and 2024, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On August 24, 2024, TLSS Ops received a Notice of Default and Demand for Payment from RxBenefits, Inc. (“RxBenefits”) due to the Company’s failure to pay certain invoices, plus interest and late service charges due under the Administrative Services Agreement by and between RxBenefits and TLSS Operations Holding, in the amount of $111,618. On October 1, 2025, RxBenefits filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of December 31, 2025 and 2024, the amounts due of $149,618 and $111,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

NOTE 9 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2025 and 2024 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the Company’s effective tax rate for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025 ($)	Year Ended December 31, 2025 (%)	Year Ended December 31, 2024 ($)	Year Ended December 31, 2024 (%)

Income tax provision (benefit) at U.S. statutory rate	$7,105	21.00%	$(803,139)	(21.00)%
Income tax provision (benefit) – State	2,199	6.50%	(248,591)	(6.50)%
Permanent items	13,131	38.8%	30,786	0.8%
Effect of change in valuation allowance	(22,435)	(66.3)%	1,020,943	26.7%
Effective income tax rate	$-	0.00%	$-	0.00%

The Company’s approximate net deferred tax asset as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Asset:
Net operating loss carryover	$12,469,883	$12,492,318
Less: valuation allowance	(12,469,883)	(12,492,318)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $47,851,000 on December 31, 2025. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2025 and 2024 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2025, the valuation allowance decreased by $22,435. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The 2017 estimated loss carry forward of $120,600 expires on December 31, 2037. Subsequent to 2017, all estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021 to 2025 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 10 – SUBSEQUENT EVENTS

On January 9, 2026, the Company entered into an unsecured non-convertible promissory note (the “January 2026 Note”) in the principal amount of $75,000, with interest at the rate of 10% per annum accruing and due at maturity six months following the issuance date, with C/M Capital Master Fund, LP (the “Lender”) for the primary purpose of funding a portion of the costs related to: (i) the preparation and filing of the Company’s Registration Statement on Form S-1 to register the resale of shares of common stock, par value $0.001 per share, issuable upon conversion of certain shares of the Company’s Series J Senior Convertible Preferred Stock, par value $0.001; (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; (iv) transfer agent costs, and (v) fees for routine litigation matters and other legal fees in the ordinary course of business. The Company may repay the Note upon maturity or prior to maturity with the mutual agreement of the Lender. The Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the Note when due at maturity or otherwise, failure to satisfy any covenant in the Note or other agreements between the Company and the Lender or any other creditor, breach of representations and warranties set forth in the Note or any transaction document executed contemporaneously with the Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the Note, the Lender has the right to demand repayment of the Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the Note outstanding, including any accrued but unpaid interest. The Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the Note. Concurrently with the issuance of the Note, the Company also entered into a letter agreement of even date (the “Letter Agreement”) with the Lender setting forth, among other items, the intended use of proceeds of the Note as described above.

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

Our Chief Executive Officer who also serves as our Chief Financial Officer does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the following material weaknesses:

1)	We currently lack multiple levels of management review on complex business, accounting, and financial reporting issues; and

2)	We currently lack adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

However, we do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the year ended December 31, 2025.

Management Plan to Remediate Material Weaknesses

Due to a lack of working capital in 2025 and 2024 and the departure of key accounting staff, we were not and are not able to implement a remediation plan in the foreseeable future. We plan on implementing policies and procedures to address and mitigate all material weaknesses if we receive additional funding and are able to expand our accounting staff.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, except as discussed above (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors or as Executive Officer
Sebastian Giordano	68	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors	January 4, 2022
Charles Benton	75	Director	January 20, 2022
John Mercadante	81	Director	April 16, 2019
Norman Newton	59	Director	January 20, 2022

Sebastian Giordano - Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors

Since 2002, Mr. Giordano, age 68, has been the Chief Executive Officer of Ascentaur, LLC (“Ascentaur”), providing C-Level consulting services to a diverse roster of predominantly technology-centric clients, including start-ups, turnarounds, and established businesses across many industries, including providing such consulting services to TLSS from 2020 through 2021, prior to becoming the Company’s Chief Executive Officer and Chairman in January 2022 and its Chief Financial Officer in March 2024. From2013 to 2018, he served as Chief Executive Officer of WPCS International Incorporated, (Nasdaq:WPCS), a low-voltage contracting company.

Charles Benton – Director

Mr. Benton, age 75, has served as a director and Chairman of the Audit Committee of Vision Hydrogen Corp. (OTC: VIHD), a company focused on the production, storage, and distribution of hydrogen for the green energy economy supply chain, from January 2019. From February 2014 to January 2018, Mr. Benton has served as Chairman of the Audit Committee of the Board of Directors of WPCS International Incorporated (Nasdaq:WPCS), a design-build engineering firm focused on the deployment of wireless networks and related services including site design, technology integration, electrical contracting, construction, and maintenance, and served as Chairman of the Board from April 2017 through January 2018.

John Mercadante - Director

Mr. Mercadante, age 81, served as the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company from April 16, 2019 until January 3, 2024. Since January 2022, Mr. Mercadante has been a consultant and a manager of his personal investments. Mr. Mercadante co-founded Leisure Line, Inc., a motor coach company serving New York City and Atlantic City, New Jersey, in 1970 and served as its Chief Executive Officer for a ten-year period through the sale of the company to Golden Nugget in 1980.

Norman Newton - Director

Mr. Newton, age 59, has served as the President and Chief Executive Officer of AmeriCasa Solutions, LLC, a vertically integrated provider of housing to the Hispanic Community in the United States, since 2017. Since 2008, Mr. Newton has served as the Managing Director of Newton Vision Corporation, a privately held investment and consulting company with deep experience in business process reengineering, optimization, and digital transformation.

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

Code of Ethics

We have not yet adopted a Code of Ethics. We have had minimal operations and business, generated no revenues, and have a limited management team, comprising one sole executive officer. Due to this, we believe that the adoption of a Code of Ethics would not serve its primary purpose in providing a standard of conduct, as the development, execution, and enforcement of such a code would be carried out by the same persons and only those to whom the code applies. At such time as we commence more significant business operations, the current officers and directors will recommend that such a code be adopted.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to the named executive officers:

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sebastian Giordano,
Chief Executive Officer, Chief Financial Officer, Treasurer	2025	422,450	0	40,000	0	0	0	27,576	490,026
and Chairman (1)	2024	400,000	0	0	0	0	0	424,580	824,580

(1)	Salary in 2025 includes $422,450 of accrued and unpaid salary. Salary in 2024 includes $50,000 of paid salary and $350,000 of accrued and unpaid salary. Other compensation in 2024 consists of an auto allowance of $1,600, an accrued and unpaid severance payment due to Mr. Giordano pursuant to his employment agreement of $400,000 and $22,980 of accrued and unpaid medical insurance reimbursement. The stock awards received in 2025 include the receipt of 4,000 shares of Series J Preferred for services rendered with a grant date fair value of $40,000. In December 2025, the Company issued 10,007 Series J Preferred to Mr. Giordano with a fair value of $100,070, calculated using the “as if converted” common stock fair value, in exchange for all 2025 and 2024 accrued compensation and benefits of $1,400,712. In connection with this exchange, the Company recorded a capital contribution of approximately $400,000.
(2)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about options and stock awards outstanding on December 31, 2025.

OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Sebastian Giordano	-	-	-	-	-	-	-	-	-

Mr. Sebastian Giordano

On March 1, 2024, the Board, appointed Sebastian Giordano, the Company’s Chairman and Chief Executive Officer, to the additional offices of Chief Financial Officer and Treasurer of the Company. Due to the Company’s financial condition, beginning on February 16, 2024, Mr. Giordano agreed to temporarily defer cash compensation and receipt of benefits until a date that was to be mutually agreed upon; however, such compensation and other benefits due to Mr. Giordano under the CEO Employment Agreement, continue to accrue. On May 15, 2024, the Company received the Termination Notice, for the nonpayment of compensation and other benefits due under such CEO Employment Agreement. Under the terms of the CEO Employment Agreement, the Company had until July 15, 2024 to cure such default or else Mr. Giordano’s termination pursuant to the Termination Notice would be effective on July 15, 2024. The Company was unable to cure such default; however, on July 15, 2024, the Company and Mr. Giordano agreed to extend the termination date until August 15, 2024. On August 15, 2024, the Company and Mr. Giordano further extended the termination date to November 15, 2024. On November 14, 2024, the parties further extended the termination date to February 15, 2025. On February 10, 2025, the parties further extended the termination date to May 31, 2025, and on May 5, 2025 the parties further extended the termination date to August 31, 2025. On August 26, 2025, the parties further extended the termination date to November 30, 2025. Through the extended termination date, all existing wage and benefit provisions of the CEO Employment Agreement shall continue to accrue; however, the claims under the Termination Notice remain in force, including that any granted, but unvested Restricted Stock Units, if any, have been deemed fully vested under the Termination Notice. In addition, the remaining 30,531,608 of unvested Restricted Stock Units (“RSUs”) of the 122,126,433 RSUs originally granted to Mr. Giordano in March 2022 were deemed fully vested as of the date the CEO Employment Agreement terminated. We accrued a severance payment of $400,000 that became due and payable under the terms of the CEO Employment Agreement as a result of the Company’s failure to cure the default as discussed above, which is equal to Mr. Giordano’s annual base salary for the one-year subsequent to the termination of the CEO Employment Agreement.

On December 15, 2025, we entered into a Retention Agreement (the “Retention Agreement”) with Mr. Giordano, pursuant to which Mr. Giordano agreed to continue to act as the Chairman, Chief Executive Officer and Chief Financial Officer of the Company and the Company agreed to pay Mr. Giordano up to $500,000 in cash bonuses upon the occurrence of certain events and the satisfaction or waiver of certain conditions. Pursuant to the Retention Agreement, upon the closing of a qualified financing in which the Company raises at least $1,000,000 in gross proceeds, we will pay Mr. Giordano a $250,000 cash bonus, and upon the closing of a financing in which we raise at least $2,500,000 in gross proceeds, we will pay Mr. Giordano an additional $250,000 cash bonus. In order for Mr. Giordano to receive such payments, among other things, Mr. Giordano was required to enter into the Giordano Settlement Agreement (defined below). In addition, the Company and Mr. Giordano agreed to, within 60 days of December 15, 2025, negotiate in good faith and enter into a new employment agreement with respect to services performed by Mr. Giordano for the Company on or after January 1, 2026.

In connection with the entry into the Retention Agreement, on December 15, 2025, we entered into a settlement agreement (the “Giordano Settlement Agreement”) with Mr. Giordano, with respect to certain outstanding liabilities (the “Giordano Outstanding Liabilities”). Pursuant to the Giordano Settlement Agreement, Mr. Giordano agreed to settle an aggregate of $1,400,712 in Giordano Outstanding Liabilities in exchange for the issuance of an aggregate of 10,007 shares of Series J Preferred.

Director Compensation

The following table sets forth compensation paid, earned, or awarded during 2025 to each of our directors, other than Sebastian Giordano, whose compensation is described above in the “2025 Summary Compensation Table”.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Charles Benton	-	5,000	-	5,000
John Mercadante	-	5,000	-	5,000
Norman Newton	-	5,000	-	5,000

(1)	Reflects the fair value of 500 shares of Series J Preferred Stock received for 2025 compensation, calculated using the “as if converted” common stock fair value.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock and our outstanding series of preferred stock as of March 30, 2026, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage ownership information is based on 5,889,437,474 shares of common stock, 32,374 shares of Series H Convertible Preferred Stock (the “Series H Preferred”) outstanding as of March 30, 2026 and 110,424 shares of Series J Preferred outstanding as of March 30, 2026. Information with respect to beneficial ownership has been furnished by each director, officer, or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold convertible preferred stock, options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding such convertible preferred stock, options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge, by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is 110 Chestnut Ridge Road, Unit 444, Montvale, NJ 07645.

	Shares of Common Stock Beneficially Owned		Shares of Series J Preferred Beneficially Owned		Shares of Series H Preferred Beneficially Owned
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class(1)	Amount and nature of beneficial ownership	Percent of class (2)	Amount and nature of beneficial ownership (3)	Percent of class (4)
Directors and Executive Officers
Sebastian Giordano(4)	1,655,326,443	4.99%	1,533,200,000	13.9%	-	-
Charles Benton(5)	129,836,364	2.16%	126,200,000	1.1%	-	-
John Mercadante (6)	1,891,963,637	4.99%	1,864,300,000	16.9%	-	-
Norman Newton(7)	131,336,364	2.18%	127,700,000	1.2%	-	-
All directors and executive officers as a group (4 persons)	182,062,798	14.32%	3,651,400,000	33.1%	-	-

5% Stockholders
Joseph Corbisiero(8)	502,651,844	8.54%	-	-	32,374	100%

*	less than 1%.

(1)	Applicable percentage ownership is based on 5,889,437,474 shares of common stock outstanding as of March 30, 2026.
(2)	Applicable percentage ownership is based on 110,424 shares of Series J Preferred outstanding as of March 30, 2026.
(3)	Applicable percentage ownership is based on 32,374 shares of Series H Preferred outstanding as of March 30, 2026.
(4)	Includes 122,126,433 shares of common stock held directly by Mr. Giordano and 1,533,200,000 shares of common issuable upon the conversion of 15,332 shares of Series J Preferred, at a conversion price of $0.001 per share. Mr. Giordano is prohibited from converting his shares of Series J Preferred if, after giving effect to the issuance of such shares of common stock, such holder together with its affiliates would beneficially own more than 4.99% of the outstanding common stock.
(5)	Consists of 3,636,364 shares of common and 126,200,000 shares of common issuable upon the conversion of 1,262 shares of Series J Preferred, at a conversion price of $0.001 per share.
(6)	Consists of 27,663,637 shares of common and 1,864,300,000 shares of common issuable upon the conversion of 18,643 shares of Series J Preferred, at a conversion price of $0.001 per share. Mr. Mercadante is prohibited from converting his shares of Series J Preferred if, after giving effect to the issuance of such shares of common stock, such holder together with its affiliates would beneficially own more than 4.99% of the outstanding common stock.
(7)	Consists of 3,636,364 shares of common and 127,700,000 shares of common issuable upon the conversion of 1,262 shares of Series J Preferred, at a conversion price of $0.001 per share.
(8)	Mr. Joseph Corbisiero was the chief executive officer of Freight Connections until December 1, 2023. Includes 178,911,844 shares of common stock held directly by Mr. Corbisiero and 323,740,000 shares of common issuable upon the conversion of 32,374 shares of Series H Preferred, at a conversion price of $0.0001 per share.

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

On October 3, 2023, and November 28, 2023, the Company issued unsecured promissory notes to Mr. Mercadante and to an individual, who is affiliated to Mr. Mercadante in the principal amount of $500,000 and $60,000, respectively. Each unsecured promissory note matured nine months and one year from the date of issuance and accrues interest at a rate per annum of 12%, respectively. On July 1, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the October 3, 2023, unsecured promissory note to Mr. Mercadante in the principal amount of $500,000 and was due on June 30, 2024. As such, the interest rate on such note increased to 17% per annum as of July 1, 2024. Additionally, on December 9, 2024, the Company received a default notice for its failure to pay outstanding principal and interest due on the November 28, 2024, unsecured promissory note to an individual, who is affiliated to Mr. Mercadante in the principal amount of $60,000 and was due on November 28, 2024. As such, the interest rate on such note increased to 17% per annum as of November 29, 2024.

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

On December 15, 2025, the Company entered into a settlement agreement (the “CEO Settlement Agreement”) with Sebastian Giordano, with respect to certain outstanding liabilities (the “Outstanding Liabilities”). Pursuant to the CEO Settlement Agreement, Mr. Giordano agreed to settle an aggregate of $1,400,712 in Outstanding Liabilities in exchange for the issuance of an aggregate of 10,007 shares of the Company’s Series J Preferred Stock. In connection with the exchange of the Outstanding Liabilities for shares of Series J Preferred, the Company calculated a gain on debt extinguishment of $400,012 related to the forgiveness of $400,000 of accrued severance pay due, which was included in additional paid-in capital and no gain or loss was recognized. Additionally, the Company calculated a gain on debt extinguishment of $100,070, which was netted against additional paid-in capital and accordingly, no gain or loss was recognized on these settlements.

As of December 31, 2025 and 2024, aggregate notes payable to related parties in the principal amounts of $0 and $1,547,838, respectively, were outstanding. As of December 31, 2025 and 2024, the aggregate accrued interest payable to related parties amounted to $0 and $290,133, respectively, which has been included in accrued expenses – related parties on the accompanying consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest expense – related parties amounted to $106,563 and $221,258, respectively.

Item 14. Principal Accountant Fees and Services.

Aggregate fees incurred related to the following years for professional services rendered by our independent registered public accounting firm, Salberg & Company, P.A. for the years ended December 31, 2025 and 2024 are set forth below.

	2025	2024
Audit fees	$58,600	$56,500
Audit-related fees	1,900	-
Tax fees	-	-
All other fees	-	-
Total	$60,500	$56,500

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

Tax Fees

For the Company’s years ended December 31, 2025 and December 31, 2024, Salberg & Company, P.A. did not provide any professional services for tax compliance, tax advice, and tax planning.

Pre-Approval of Services

The Audit Committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2025 The Audit Committee also discussed all the matters required by professional auditing standards to be discussed with the Company’s independent registered public accounting firm, Salberg & Company, P.A., the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the Securities and Exchange Commission. In addition, Audit Committee has received from the independent registered public accounting firm written disclosure required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526 and has discussed with the independent registered public accounting firm its independence from the Company and its management. Based on its review and discussions, including discussions without management or members of the independent registered public accounting firm present, the board of directors has approved, that the audited financial statements be included in this Annual Report.

To safeguard the continued independence of the Company’s independent registered public accounting firm, the board of directors requires all audit and non-audit services, subject to a de minimis exception pursuant to SEC Regulation S-X Rule 2-01(c)(7)(i)(C), to be performed by the Company’s independent registered public accounting firm, to be pre-approved by the board of directors prior to such services being performed. All audit services performed by the Company’s independent registered public accounting firm during the year ended December 31, 2025 and 2024 were approved by the audit committee.

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

4.13

Certificate of Amendment to Transportation and Logistics Systems, Inc.’s Certificate of Designations of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on September 5, 2025 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2025).

10.1+	Employment Agreement, dated January 4, 2022, between TLSS and Mr. Sebastian Giordano (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022).

10.2	Secured Promissory Note, dated February 1, 2023, made by TLSS-STI, Inc., a Delaware corporation, Severance Trucking Co., Inc. a Massachusetts corporation, Severance Warehousing, Inc., a Massachusetts corporation and McGrath Trailer Leasing, Inc., a Maine corporation, in favor of Kathryn Boyd, Clyde J. Severance, and Robert H. Severance, Jr. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated February 6, 2023).

10.3	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Investors (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025).

10.4	Letter Agreement, dated as of August 12, 2024, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund and Cavalry Fund I LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2024).

10.5	Letter Agreement, dated as of October 9, 2024, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund and Cavalry Fund I LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024).

10.6	Letter Agreement, dated as of November 22, 2024, between Transportation Logistics Systems, Inc., and Cavalry Fund I LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2024)

10.7	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Related Parties (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

10.8	Letter Agreement, dated as of January 21, 2025, between Transportation Logistics Systems, Inc., and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2025).

10.9	Letter Agreement, dated as of March 10, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025).

10.10	Letter Agreement, dated as of March 25, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2025).

10.11	Letter Agreement, dated as of May 1, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.12	Promissory Note, dated as of May 1, 2025 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.13	Form of Promissory Note Amendment Agreement, dated as of May 5, 2025, between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.14	Form of Promissory Note Amendment Agreement between Transportation and Logistics Systems, Inc. and Certain Investors. (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025).

10.15	Form of Promissory Note between Transportation and Logistics Systems, Inc. and Certain Investors (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 as filed with the Securities and Exchange Commission on May 13, 2025).

10.16	Form of Promissory Note Amendment Agreement between Transportation and Logistics Systems, Inc. and Certain Investors (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 as filed with the Securities and Exchange Commission on May 13, 2025).

10.17	Form of Settlement Agreement (Outstanding Liabilities) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed with the Securities and Exchange Commission on August 14, 2025).

10.18	Form of Settlement Agreement (Accrued Dividends) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2025).

10.19	Form of Settlement Agreement (Accrued Dividends and Outstanding Warrants) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2025).

10.20	Form of Settlement Agreement (Outstanding Liabilities and Warrants) (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed with the Securities and Exchange Commission on August 14, 2025).

10.21	Form of Exchange Agreement (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 as filed with the Securities and Exchange Commission on August 14, 2025).

10.22	Form of Promissory Note, dated as of August 27, 2025 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.23	Letter Agreement, dated as of August 27, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.24	Form of Stock Award Agreement, between Transportation Logistics Systems, Inc., and employees, consultants and Sebastian Giordano (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.25	Form of Settlement Agreement (Outstanding Liabilities) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2025).

10.26	Form of Exchange Agreement (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 as filed with the Securities and Exchange Commission on November 13, 2025).

10.27	Settlement Agreement, dated as of December 15, 2025 by and between Transportation Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.28+	Retention Agreement, dated as of December 15, 2025 by and between Transportation Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.29	Letter Agreement, dated as of January 9, 2026, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026).

10.30	Form of Promissory Note, dated as of January 9, 2026 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026).

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2024).

23.1*	Consent of Salberg & Company, P.A.

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
March 30, 2026
	By:	/s/ Sebastian Giordano
Sebastian Giordano Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sebastian Giordano	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors	March 30, 2026
Sebastian Giordano	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Charles Benton	Director	March 30, 2026
Charles Benton

/s/ John Mercadante	Director	March 30, 2026
John Mercadante

/s/ Norman Newton	Director	March 30, 2026
Norman Newton

