Form 10-Q
period 2026-03-31
Transportation & Logistics Systems, Inc.
filed 2026-05-14
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14. 2026, the registrant had outstanding 5,889,437,474 shares of common stock .

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

MARCH 31, 2026

i

For purposes of this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, the “Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation, and its wholly-owned subsidiaries: TLSS Acquisition, Inc. (“TLSSA”), TLSS Operations Holding Company, Inc. (“TLSS Ops”), Shyp CX, Inc. (“Shyp CX”); those entities wholly-owned by TLSS Ops, TLSS-CE, Inc. (“TLSS-CE”) and TLSS-STI, Inc. (“TLSS-STI”); JFK Cartage Co., Inc. (JFK Cartage”), a wholly-owned subsidiary of Cougar Express; Severance Trucking Co., Inc. (“Severance Trucking”), a wholly-owned subsidiary of TLSS-STI and Severance Warehousing, Inc. (“Severance Warehousing”) and McGrath Trailer Leasing, Inc. (“McGrath”), both wholly-owned subsidiaries of Severance Trucking, (Severance Trucking, Severance Warehousing, and McGrath collectively, (“Severance”).

TLSSA, TLSS Ops, Shyp CX, TLSS-CE, TLSS-STI, Cougar Express, JFK Cartage, and Severance, are hereinafter referred to as the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the three months ended March 31, 2026 and 2025 are included as part of discontinued operations on the unaudited consolidated financial statements.

Forward-Looking Statements

Statements made in this Quarterly Report that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements, including, but not limited to, financial guidance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intend,” “plan,” “goal,” “seek,” “strategy,” “future,” “likely,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to known and unknown risks, uncertainties, and other factors outside of our control that could cause our actual results, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. In addition to the risks described above and the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”), these risks and uncertainties include: our ability to meet our annual and quarterly periodic reporting obligations under Securities Exchange Act of 1934, as amended (“34 Act”), including obtaining sufficient financing to fund the necessary costs related to the preparation and filing of one or more of our future periodic reports; our ability to restructure our remaining existing debts and obligations and replace our discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise; our ability to attract and retain key personnel and skilled labor to meet the requirements of being a public company; our history of losses, deficiency in working capital and a stockholders’ deficit and inability to achieve sustained profitability; our need to procure substantial additional financing to fund ongoing losses and the growth of our business; our ability to successfully execute our business strategies, including integration of acquisitions and the future acquisition of other businesses to grow our company; adverse or unanticipated events in the litigation to which we are currently a party (or as to which we may become a party in the future); our ability to pay expenses and liabilities as they become due; adverse or unanticipated decisions by courts construing third-party liability insurance policies to which the Company and/or its subsidiaries is a party; a failure to obtain adequate liability insurance coverage in the future; material weaknesses in our internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; financial condition and results of operations and our ability to meet our payment obligations; the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11,118	$15,835
Prepaid expenses and other current assets	3,750	1,500

Total Current Assets	14,868	17,335

TOTAL ASSETS	$14,868	$17,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$75,000	$-
Accounts payable	346,631	335,640
Accrued expenses	943,798	666,575
Deferred compensation and related benefits	144,999	-
Liabilities of discontinued operations	7,038,957	6,949,215

Total Current Liabilities	8,549,385	7,951,430

Total Liabilities	8,549,385	7,951,430

Series J convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 110,424 shares issued and outstanding at March 31, 2026 and December 31, 2025 ($12,146,640 redemption value as of March 31, 2026)	12,146,640	12,146,640

Commitments and Contingencies (See Note 6)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at March 31, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at March 31, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; No shares issued and outstanding at March 31, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; No shares issued and outstanding at March 31, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at March 31, 2026 and December 31, 2025 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,889,437,474 shares issued and outstanding at March 31, 2026 and December 31, 2025	5,889,437	5,889,437
Additional paid-in capital	121,194,905	121,194,905
Accumulated deficit	(147,765,531)	(147,165,109)

Total Shareholders’ Deficit	(20,681,157)	(20,080,735)

Total Liabilities and Shareholders’ Deficit	$14,868	$17,335

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	144,999	160,340
Legal and professional fees	87,084	170,960
General and administrative expenses	1,374	971

Total Operating Expenses	233,457	332,271

LOSS FROM OPERATIONS	(233,457)	(332,271)

OTHER EXPENSES:
Interest expense	(1,685)	(9,103)
Interest expense - related parties	-	(62,587)

Total Other Expenses	(1,685)	(71,690)

LOSS BEFORE INCOME TAXES	(235,142)	(403,961)

Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(235,142)	(403,961)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(89,742)	(94,309)

LOSS FROM DISCONTINUED OPERATIONS	(89,742)	(94,309)

NET LOSS	(324,884)	(498,270)

Accrued dividends	(275,538)	(76,990)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(600,422)	$(575,260)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Net income (loss) per share from continuing operations -basic and diluted	$(0.00)	$(0.00)
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,889,437,474	5,889,437,474

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2025	-	$-	-	$-	32,374	$32	5,889,437,474	$5,889,437	$121,194,905	$(147,165,109)	$(20,080,735)

Dividends accrued	-	-	-	-	-	-	-	-	-	(275,538)	(275,538)

Net loss	-	-	-	-	-	-	-	-	-	(324,884)	(324,884)

Balance, March 31, 2026	-	$-	-	$-	32,374	$32	5,889,437,474	$5,889,437	$121,194,905	$(147,765,531)	$(20,681,157)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(146,468,036)	$(11,892,017)

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,990)	(76,990)

Net loss	-	-	-	-	-	-	-	-	-	(498,270)	(498,270)

Balance, March 31, 2025	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(147,043,296)	$(12,467,277)

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324,884)	$(498,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,250)	(2,490)
Accounts payable and accrued expenses	102,418	133,278
Accrued expenses - related parties	-	62,587
Deferred compensation and related benefits	144,999	122,840

NET CASH USED IN OPERATING ACTIVITIES	(79,717)	(182,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	75,000	225,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,000	225,000

NET (DECREASE) INCREASE IN CASH	(4,717)	42,945

CASH, beginning of period	15,835	177,257

CASH, end of period	$11,118	$220,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of preferred stock dividends	$275,538	$76,990

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations in New York, New Jersey, Connecticut, and Massachusetts. The subsidiaries of the Company during the three months ended March 31, 2026 and 2025 include: JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); and TLSS-STI, Inc. (“TLSS-STI”).

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

On November 16, 2020, the Company formed a wholly-owned subsidiary, TLSSA under the laws of the State of Delaware. On March 24, 2021, TLSSA acquired all of the issued and outstanding shares of capital stock of Cougar Express, a New York-based full-service logistics provider specializing in pickup, warehousing, and delivery services in the tri-state area. On February 27, 2024, Cougar Express filed a Chapter 7 bankruptcy petition in the State of New York under the United States Bankruptcy Code (the “Cougar Bankruptcy”), assigning all of the Cougar Express assets to Mr. Andrew M. Thaler, Esq., as Trustee (the “Cougar Express Trustee”) for liquidation and unwinding of the business. The Cougar Express Trustee has been charged with liquidating the assets for the benefit of the Cougar Express creditors pursuant to the relevant provisions of the United States Bankruptcy Code. As a result of the Cougar Bankruptcy, the Cougar Express Trustee assumed all authority to manage Cougar Express. Additionally, as of February 27, 2024, Cougar Express no longer conducted any business and is not permitted by the Cougar Express Trustee to conduct any business. For these reasons, effective February 27, 2024, the Company relinquished control of Cougar Express. Therefore, the Company deconsolidated Cougar Express effective with the filing of the Cougar Bankruptcy on February 27, 2024.

On February 21, 2021, the Company formed a wholly-owned subsidiary, Shyp CX under the laws of the State of New York. Shyp CX does not engage in any revenue-generating operations and is inactive.

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. During the three months ended March 31, 2026 and 2025, all activities and balances of JFK Cartage are included as part of discontinued operations on the unaudited consolidated financial statements. As of the date of these unaudited consolidated financial statements, neither TLSS-CE, which owns 100% of the stock of Cougar Express, or JFK Cartage have filed for bankruptcy.

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates. In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of Severance were voluntarily surrendered to the Severance Sellers. For the three months ended March 31, 2026, and 2025, all activities and balances of Severance are included as part of discontinued operations on the unaudited consolidated financial statements. As of the date of these unaudited consolidated financial statements, the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the unaudited consolidated financial statements for the three months ended March 31, 2026, and 2025. As of the date of these unaudited consolidated financial statements, TLSS Ops has not filed for bankruptcy.

On February 16, 2024, Severance Trucking, along with Cougar Express and JFK Cartage, ceased all operations and, as a result, all remaining employees of Cougar Express and Severance Trucking were laid off as of February 16, 2024. On February 29, 2024, all remaining support staff, employed by TLSS Ops, were laid off.

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of the issuance of these unaudited consolidated financial statements, the Company continues to remain insolvent. The Company has obtained additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2026 calendar year, however, additional funding will be required (See Note 4).

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

The Company announced that, on April 1, 2026, the Company, TLSS Acquisition, Inc., (the “Acquisition Sub”), and TLSS Reverse PGS, LLC, a Texas limited liability company and a wholly-owned subsidiary of the Acquisition Sub (“TLSS Reverse”), entered into a Member Interest and Asset Exchange Agreement (the “Agreement”) with Badcer Ops, Inc., a Nevada corporation (the “Seller”), Jeff Badders and Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company (“Mercer”), as the shareholders of the Seller (the “Seller Shareholders”), Patriot Glass Solutions, LLC, a Texas limited liability company (“PGS”), and Michael Wanke (“Wanke”), the sole Manager and twenty percent (20%) owner of PGS. The Agreement provides for a reverse triangular merger of TLSS Reverse with and into PGS, with PGS as the surviving entity, pursuant to which the Seller’s eighty percent (80%) membership interest in PGS and four (4) nanotechnology patents (the “Patents”) will be exchanged, transferred and assigned to the Acquisition Sub in exchange for the Merger Consideration described below.

The Seller is Badcer Ops, Inc., a Nevada corporation, whose shareholders are Mercer and Mr. Jeff Badders, an individual (together, the “Seller Shareholders”). Mercer is an existing preferred stockholder of the Company.

The Agreement provides for merger consideration (the “Merger Consideration”) equal to $4,750,000, payable in 47,500 shares of TLSS Series J Senior Convertible Preferred Stock (the Series J Preferred”), with a stated value of $100 per share, to be issued to the Seller at the closing of the transaction.

The closing of the transaction is expected to occur no later than June 1, 2026, ten (10) days after audited financials for PGS for year-end 2025 and 2024 and unaudited financial statements for PGS for the first quarter of 2026 are completed and provided to the Company, subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) the completion of satisfactory due diligence by the Company; (ii) the accuracy of the representations and warranties of the parties; (iii) the procurement of acceptable landlord consent to the assignment of and amendments to PGS’s lease for its operating facilities; (iv) delivery of certain financial statements; and (v) other customary closing conditions as set forth in the Agreement.

The remaining 20% membership interest in PGS is currently held by and will be retained by Mr. Michael Wanke, the sole Manager of PGS. It is a condition of closing that Mr. Wanke will enter into an employment agreement with PGS, the terms of which are to be agreed upon prior to the expiration of the due diligence period.

The Company’s primary go-forward strategy is to become a leader in the safety and security technology industry. The Company expects to accomplish this goal, in part, by pursuing strategic acquisitions as a means of securing technologies and adding new markets in the United States, expanding its safety and security service offerings, adding talented management and operational employees, expanding and upgrading its technology platform and developing operational best practices. Moreover, one factor in assessing acquisition opportunities is the potential for subsequent organic growth post-acquisition.

PGS provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. PGS protects personal, school, government and commercial/business property across the United States using PGS’s proprietary glass strengthening technology to protect property from looting, rioting, break-ins, and gunfire, including its PGS BRS a ballistic-resistant film system; and PGS multi-purpose glass strengthening primer and window film mounting solution that deters forced entry products with through a growing nationwide network of more than 50 dealers.

The Patents relate to the proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems used by PGS.

As such, the Company believes that the acquisition of PGS is an excellent fit with its current business given its demographic location, services offered, and diversified customer base, and given that it would provide the Company with a long-standing, well-run profitable operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2025 and notes thereto included in the Company’s annual report on SEC Form 10-K, filed on March 30, 2026. The Company follows the same accounting policies in the preparation of its annual and interim reports. The results of operations for the interim periods are not necessarily an indication of operating results to be expected for the full year.

The summary of significant account policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The unaudited consolidated financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the unaudited consolidated financial statements.

The consolidated financial statements of the Company include the accounts of TLSS and its wholly-owned subsidiaries, TLSSA, TLSS Ops, Shyp FX, Shyp CX, TLSS-CE, JFK Cartage since its acquisition on July 31, 2022, TLSS-STI, and Severance since its acquisition on January 31, 2023. All intercompany accounts and transactions have been eliminated in consolidation. References below to a “Company liability” may be to a liability which is owed solely by a subsidiary and not by TLSS.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

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

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these unaudited consolidated financial statements, the Company had a net loss of $324,884 and $498,270 for the three months ended March 31, 2026 and 2025, respectively. The net cash used in operations was $79,717 and $182,055 for the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $147,765,531 and $8,534,517, respectively, on March 31, 2026. Furthermore, the Company currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. The Company has previously restructured certain of its debt and obligations and is continuing to negotiate the restructuring of its remaining debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On March 31, 2026, the Company had no cash in the bank in excess of FDIC insured levels.

Use of estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates included in the accompanying unaudited consolidated financial statements and footnotes include the valuation of assets and liabilities of discontinued operations, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, estimates of valuation of preferred stock, and the value of claims against the Company.

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2026. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of March 31, 2026 and December 31, 2025, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On March 31, 2026 and December 31, 2025, the Company did not have any cash equivalents.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated, and any such impairment was previously included in discontinued operations(see Note 8). Currently, all leased premises have been abandoned.

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

Segment reporting

The Company uses ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Series J preferred stock subject to possible redemption

The Company accounts for its Series J Senior Convertible Preferred Stock (“Series J Preferred”) subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series J Preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control is classified as temporary equity. The Company’s Series J Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series J preferred stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

No revenue was generated during the three months ended March 31, 2026 and 2025.

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

Basic and diluted income (loss) per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive shares of common stock consist of common stock issuable for stock warrants (using the treasury stock method) and shares issuable for Series E Convertible Preferred Stock (the “Series E Preferred”), Series G Convertible Preferred Stock (the “Series G Preferred”), Series H Convertible Preferred Stock (the “Series H Preferred”) and Series J Senior Convertible Preferred Stock (the “Series J Preferred”) (using the as-if converted method). Effective as of June 1, 2025, all of our outstanding shares of Series E Preferred and Series G Preferred were exchanged for shares of our Series J Preferred. These common stock equivalents may be dilutive in the future.

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2026 and 2025 as they would have an anti-dilutive impact on the Company’s net loss in that period and consisted of the following:

	March 31, 2026	March 31, 2025
Stock warrants	52,857,143	945,353,089
Series E convertible preferred stock	-	95,238,667
Series G convertible preferred stock	-	2,032,500,000
Series H convertible preferred stock	323,740,000	323,740,000
Series J convertible preferred stock	11,042,400,000	-
	11,418,997,143	3,399,831,756

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the unaudited consolidated statements of operations.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the unaudited consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its consolidated financial statement presentation and disclosures.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

As of March 31, 2026 and December 31, 2025, aggregate notes payable to related parties in the principal amounts of $0 were outstanding. As of March 31, 2026 and December 31, 2025, the aggregate accrued interest payable to related parties amounted to $0. For the three months ended March 31, 2026 and 2025, interest expense – related parties amounted to $0 and $62,587, respectively.

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

On March 10, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $100,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to C/M Capital Master Fund, LP (the “2025 Lender”) and on March 25, 2025, the Company issued a second unsecured non-convertible promissory note in the principal amount of $75,000, with interest at the rate of 10% per annum accruing and due at maturity in six months to the 2025 Lender. These notes and herein referred to as the “March 2025 Notes”. The March 2025 Notes was for the primary purpose of funding a portion of the costs related to: (i) the completion of the Company’s 2024 annual financial statements and audit by the Company’s independent auditor and 2025 first quarter financial statements and independent auditor review; (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The Company may repay the March 2025 Notes upon maturity or prior to maturity with the mutual agreement of the 2025 Lender.

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

On April 9, 2025, we entered into amendment agreements with the 2024 Lenders, pursuant to which the maturity date of the October 2024 Notes was amended from April 9, 2025 to August 12, 2025. All other terms and conditions of the October 2024 Notes remain unchanged.

On May 5, 2025, we entered into an amendment agreement with the 2024 Lender pursuant to which the maturity date of the November 2024 Note was amended from May 22, 2025, to August 12, 2025. All other terms and conditions of the November 2024 Note remain unchanged.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

On May 1, 2025, the Company issued an unsecured non-convertible promissory note in the principal amount of $50,000, with interest at the rate of 10% per annum accruing and due at maturity in six months, to the 2025 Lender (the “May 2025 Note”). The May 2025 Note was for the primary purpose of funding a portion of the costs related to: (i) the preparation and filing of the Company’s prepare the Company’s Certificate of Designation of Preferences, Rights, and Limitations of Series J Senior Convertible Preferred Stock (the “Series J Certificate”); (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; and (iv) fees for routine litigation matters in the ordinary course of business. The Company may repay the May 2025 Note upon maturity or prior to maturity with the mutual agreement of the 2025 Lender.

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

Between May 30, 2025 and December 31, 2025, the Company entered into Series J Settlement Agreements with the 2024 and 2025 Creditors, pursuant to which, the 2024 and 2025 Creditors, not including Related Party Creditors, settled an aggregate of $625,000 in outstanding notes and accrued interest payable of $27,260 in exchange for the issuance of an aggregate of 6,522 shares of Series J Preferred. In connection with the exchange of the outstanding notes and interest payable for shares of Series J Preferred, during the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $587,095, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

On January 9, 2026, the Company entered into an unsecured non-convertible promissory note (the “January 2026 Note”) in the principal amount of $75,000, with interest at the rate of 10% per annum accruing and due at maturity six months following the issuance date, with the 2025 Lender for the primary purpose of funding a portion of the costs related to: (i) the preparation and filing of the Company’s Registration Statement on Form S-1 to register the resale of shares of common stock, issuable upon conversion of certain shares of the Company’s Series J Preferred Stock; (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; (iv) transfer agent costs, and (v) fees for routine litigation matters and other legal fees in the ordinary course of business. The Company may repay the January 2026 Note upon maturity or prior to maturity with the mutual agreement of the 2025 Lender. The January 2026 Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the January 2026 Note when due at maturity or otherwise, failure to satisfy any covenant in the Note or other agreements between the Company and the 2025 Lender or any other creditor, breach of representations and warranties set forth in the January 2026 Note or any transaction document executed contemporaneously with the January 2026 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the January 2026 Note, the 2025 Lender has the right to demand repayment of the January 2026 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the January 2026 Note outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the January 2026 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the Note. Concurrently with the issuance of the January 2026 Note, the Company also entered into a letter agreement of even date (the “Letter Agreement”) with the Lender setting forth, among other items, the intended use of proceeds of the Note as described above. The January 2026 Note and the Letter Agreement are on the same form as those previously entered into with the 2025 Lender.

As of March 31, 2026 and December 31, 2025, aggregate notes payable in the aggregate principal amounts of $75,000 and $0, respectively, were outstanding. As of March 31, 2026 and December 31, 2025, aggregate accrued interest payable on notes payable of $1,685 and $0, respectively, were outstanding, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

As of March 31, 2026 and December 31, 2025, there were no Series B preferred stock issued or outstanding.

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

As of March 31, 2026 and December 31, 2025, no shares of Series D Preferred were outstanding.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

As of March 31, 2026 and December 31, 2025, the Company has accrued dividends payable of $9,741 and $9,741, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, no shares of Series E Preferred were issued and outstanding.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

As of March 31, 2026 and December 31, 2025, the Company had accrued dividends payable of $0.

As of March 31, 2026 and December 31, 2025, no shares of Series G Preferred were issued and outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

As of both March 31, 2026 and December 31, 2025, 32,374 shares of Series H Preferred were outstanding.

Series J convertible preferred stock

On May 5, 2025, we filed with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) the Certificate of Designation of Preferences, Rights, and Limitations of Series J Senior Convertible Preferred Stock (“Series J Preferred”) to designate 1,000,000 shares of the Company’s authorized and unissued preferred stock as Series J Preferred (the “Series J Certificate”). The Series J Certificate became effective upon its filing with the Nevada Secretary of State. On September 5, 2025, the Company filed an Amendment (the “Series J Certificate Amendment”) to the Series J Certificate with the Secretary of State of the State of Nevada. Each share of Series J Preferred has a stated value of $100. Beginning on June 1, 2025, and on each successive six-month anniversary, holders of the shares of the Series J Preferred are entitled to receive dividends, in either cash or stock at the option of the Company, equal to 10% of the aggregate stated value of each such holders Series J Preferred. Such dividends accrue and compound daily based on a 360-day year.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

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

Between May 30, 2025 and July 21, 2025, the Company entered into Series J Settlement Agreements with certain vendors of the Company (the “Vendors”), pursuant to which the Vendors settled an aggregate of $550,395 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 5,504 shares of Series J Preferred, effective as of June 1, 2025. Additionally, on July 21, 2025, the Company entered into the A&S Settlement Agreement in connection with the A&S Claim in which all claims aggregating $125,000 were resolved by the issuance of 1,250 shares of the Company’s Series J Senior Convertible Preferred Stock. On July 21, 2025, the Company entered into a Series J Settlement Agreement with a vendor (the “July Vendor”), pursuant to which the July Vendor agreed to settle $379,961 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 3,800 shares of Series J Preferred. On July 21, 2025, the Company entered into the Litigation Settlement Agreement with SCS, pursuant to which the Company settled $36,000 in money the Company owed to SCS in exchange for the issuance of 360 shares of Series J Preferred Stock, effective as of July 23, 2025. As of December 31, 2024, the settlement amount of $36,000 had been recorded and reflected in accounts payable on the accompanying consolidated balance sheet. In connection with the exchange of outstanding accounts payable and accrued expense to shares of Series J Preferred, during the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $982,210.

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

On November 12, 2025, the Company entered into exchange agreements (the “November Exchange Agreements”) with certain holders (the “November Exchange Holders”) of outstanding warrants to purchase up to an aggregate of 235,714,285 shares of common stock, pursuant to which the November Exchange Holders agreed to cancel, and we cancelled effective as of such date, their respective outstanding warrants in exchange for the issuance of an aggregate of 209 shares of Series J Preferred. In connection with the exchange of outstanding warrants to shares of Series J Preferred, during the year ended December 31, 2025, the Company recorded a loss on debt extinguishment of $20,900.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

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

As of both March 31, 2026 and December 31, 2025, 110,424 shares of Series J Preferred were outstanding.

Warrants

Warrant activities for the three months ended March 31, 2026 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2025	52,857,143	$0.002	0.79	$-
Expired	-	-	-	-
Balance Outstanding March 31, 2026	52,857,143	$0.002	0.54	$-
Exercisable, March 31, 2026	52,857,143	$0.002	0.54	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of March 31, 2026.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of March 31, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

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

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of March 31, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

Employment agreements

On December 15, 2025 and as amended on April 23, 2026, we entered into a Retention Agreement (the “Retention Agreement”) with Mr. Giordano, pursuant to which Mr. Giordano agreed to continue to act as the Chairman, Chief Executive Officer and Chief Financial Officer of the Company and the Company agreed to pay Mr. Giordano up to $500,000 in cash bonuses upon the occurrence of certain events and the satisfaction or waiver of certain conditions. Pursuant to the Retention Agreement, as amended, upon the closing of a qualified financing in which the Company raises at least $1,000,000 in gross proceeds by December 31, 2026, the Company will pay Mr. Giordano a $250,000 cash bonus, and upon the closing of a financing in which we raise at least $2,500,000 in gross proceeds by December 31, 2026, the Company will pay Mr. Giordano an additional $250,000 cash bonus (the “Retention Bonuses”). Further, pursuant to the Retention Agreement, as amended, if the Company has not raised aggregate gross proceeds of $3,500,000 by December 31, 2026, the deadline for payment of any remaining Retention Bonus amounts may be extended upon the written consent of Mr. Giordano, which consent may be granted or withheld in Mr. Giordano’s sole discretion. The amendment to the Retention Agreement states that the Retention Bonuses shall be paid on a pro-rata basis relative to any capital raised, rather than only upon meeting the full financing thresholds. In addition, the Company and Mr. Giordano agreed to negotiate in good faith and enter into a new employment agreement with respect to services performed by Mr. Giordano for the Company no later than the closing of an acquisition.

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

On April 23, 2026, the Company entered into a deferred compensation agreement (the “Deferred Compensation Agreement”) with Mr. Giordano, whereby the Company and Mr. Giordano desire to defer payment of all such compensation earned from January 1, 2026 through the closing date of an acquisition or merger of the Company (the “Acquisition Closing”) (See Note 9 - Subsequent Events). In connection with the Deferred Compensation Agreement, during the three months ended March 31, 2026, the Company recorded deferred compensation of $99,999, which is deferred and included in deferred compensation and related benefits on the accompanying unaudited consolidated balance sheet as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, in connection with the extension of the term of the CEO Employment Agreement, the amount of compensation and benefit amounts due to Mr. Giordano amounts to the following, which is included in deferred compensation and related benefits on the accompanying unaudited consolidated balance sheet:

	March 31, 2026	December 31, 2025
Unpaid and deferred base salary	$99,999	$-
Total	$99,999	$-

On April 23, 2026, the Company entered into deferred compensation agreements (the “Board Deferred Compensation Agreements”) with the Company’s three directors, whereby the Company and the Directors desire to defer payment of all such compensation earned from January 1, 2026 through the Acquisition Closing (See Note 9 - Subsequent Events). In connection with the Director Deferred Compensation Agreements, during the three months ended March 31, 2026, the Company recorded deferred compensation of $45,000, which is deferred and included in deferred compensation and related benefits on the accompanying unaudited consolidated balance sheet as of March 31, 2026.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

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

As of March 31, 2026 and December 31, 2025, aggregate notes payable to related parties in the principal amounts of $0 were outstanding. As of March 31, 2026 and December 31, 2025, the aggregate accrued interest payable to related parties amounted to $0. For the three months ended March 31, 2026, and 2025, interest expense – related parties amounted to $0 and $62,587, respectively.

NOTE 8 – DISCONTINUED OPERATIONS

On February 27, 2024, the Cougar Bankruptcy occurred (see Note 1). The Company and its other subsidiaries ceased all remaining logistic and transportation service operations in mid-February 2024. As a result, accordingly, the Company has classified the related assets and liabilities associated with its logistics and transportation services business as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the other notes to unaudited consolidated financial statements refers to the Company’s continuing operations.

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	March 31,	December 31,
	2026	2025
Assets of discontinued operations:
Cash	$-	$-
Assets of discontinued operations, current portion	-	-
Total assets of discontinued operations	$-	$-

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$2,467,432
Accounts payable	1,206,575	1,206,575
Accrued expenses	842,908	753,166
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	7,038,957	6,949,215
Total liabilities of discontinued operations	$7,038,957	$6,949,215

The following table summarizes the results of operations of discontinued operations:

	Three Months Ended March 31,
	2026	2025
Revenues	$-	$-
Operating expenses	-	(4,981)
Other expenses	(89,742)	(89,328)
Loss from discontinued operations	$(89,742)	$(94,309)

Notes Payable

On March 31, 2026 and December 31, 2025, notes payable included in liabilities of discontinued operations consisted of the following:

	March 31, 2026	December 31, 2025
Principal amounts	$2,467,432	$2,467,432
Less: current portion of notes payable	(2,467,432)	(2,467,432)
Notes payable – long-term	$-	$-

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

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(iv)	$199,495.67 was payable on July 31, 2024, plus interest at 5% per annum for the 7 months of January 2024 through July 2024, in the total amount of $11,637.25 and,
(v)	$l99,499.68 was payable on July 31, 2025, plus interest at 5% per annum for the 12 months from August 2024 through July 2025 in the total amount of $9,975.

On March 31, 2026 and December 31, 2025, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. This note is in default.

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory note which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid. On March 31, 2026 and December 31, 2025, the principal amount related to this note was $1,395,768 and $1,395,768, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

Equipment and auto notes payable

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On March 31, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $41,624 and $41,624, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2026, the trucks securing this loan were forfeited and returned to the lender.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On March 31, 2026 and December 31, 2025, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2026, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On March 31, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $40,537 and $40,537, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2026, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On March 31, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $45,079 and $45,079, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2026, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On March 31, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $253,277 and $253,277, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2026, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On March 31, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $76,149 and $76,149, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of March 31, 2026, the trucks securing this loan were forfeited and returned to the lender.

Operating and Financing Lease Right-Of-Use (“Rou”) Assets and Operating and Financing Lease Liabilities

In February 2024, the Company abandoned all remaining leased premises.

On March 31, 2026 and December 31, 2025, operating and financing lease liabilities related to the abandoned ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	March 31, 2026	December 31, 2025
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Other liabilities of discontinued operations

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of March 31, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

On August 24, 2024, TLSS Ops received a Notice of Default and Demand for Payment from RxBenefits, Inc. (“RxBenefits”) due to the Company’s failure to pay certain invoices, plus interest and late service charges due under the Administrative Services Agreement by and between RxBenefits and TLSS Operations Holding, in the amount of $111,618. On October 1, 2025, RxBenefits filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of March 31, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

Acquisition

On April 1, 2026, the Company, TLSS Acquisition (the “Acquisition Sub”), and TLSS Reverse,a wholly-owned subsidiary of the Acquisition Sub, entered into a Member Interest and Asset Exchange Agreement (the “Agreement”) with Badcer Ops, Inc., a Nevada corporation (the “Seller”), Jeff Badders and Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company (“Mercer”), as the shareholders of the Seller (the “Seller Shareholders”), Patriot Glass Solutions, LLC, a Texas limited liability company (“PGS”), and Michael Wanke (“Wanke”), the sole Manager and twenty percent (20%) owner of PGS. The Agreement provides for a reverse triangular merger of TLSS Reverse with and into PGS, with PGS as the surviving entity, pursuant to which the Seller’s eighty percent (80%) membership interest in PGS and four (4) nanotechnology patents (the “Patents”) will be exchanged, transferred and assigned to the Acquisition Sub in exchange for the Merger Consideration described below.

The Seller is Badcer Ops, Inc., a Nevada corporation, whose shareholders are Mercer and Mr. Jeff Badders, an individual (together, the “Seller Shareholders”). Mercer is an existing preferred stockholder of the Company.

The Agreement provides for merger consideration (the “Merger Consideration”) equal to $4,750,000, payable in 47,500 shares of the Company’s Series J Preferred Stock, with a stated value of $100 per share, to be issued to the Seller at the closing of the transaction.

The closing of the transaction is expected to occur ten (10) days after audited financials for PGS for year-end 2025 and 2024 and unaudited financials for PGS for the first quarter of 2026 are completed and provided to TLSS, subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) the completion of satisfactory due diligence by TLSS; (ii) the accuracy of the representations and warranties of the parties; (iii) the procurement of acceptable landlord consent to the assignment of and amendments to PGS’s lease for its operating facilities; (iv) delivery of certain financial statements; and (v) other customary closing conditions as set forth in the Agreement.

The remaining 20% membership interest in PGS is currently held by and will be retained by Mr. Michael Wanke, the sole Manager of PGS. It is a condition of closing that Mr. Wanke will enter into an employment agreement with PGS, the terms of which are to be agreed upon prior to the expiration of the due diligence period.

The Company’s primary go-forward strategy is to become a leader in the safety and security technology industry. The Company expects to accomplish this goal, in part, by pursuing strategic acquisitions as a means of securing technologies and adding new markets in the United States, expanding its safety and security service offerings, adding talented management and operational employees, expanding and upgrading its technology platform and developing operational best practices. Moreover, one factor in assessing acquisition opportunities is the potential for subsequent organic growth post-acquisition.

PGS provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. PGS protects personal, school, government and commercial/business property across the United States using PGS’s proprietary glass strengthening technology to protect property from looting, rioting, break-ins, and gunfire, including PGS’s BRS a ballistic-resistant film system; and PGS Secure a multi-purpose glass strengthening primer and window film mounting solution that deters forced entry products with through a growing nationwide network of more than 50 dealers.

The Patents relate to the proprietary PGS nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems used by PGS.

As such, the Company believes that the acquisition of PGS is an excellent fit with its current business given its demographic location, services offered, and diversified customer base, and given that it would provide the Company with a long-standing, well-run profitable operation.

Deferred Compensation Agreements

On April 23, 2026, the Company entered into a Deferred Compensation Agreement with Mr. Giordano, whereby the Company and Mr. Giordano desire to defer payment of all such compensation earned from January 1, 2026 through the closing date of an Acquisition Closing (see Note 6). In connection with the Deferred Compensation Agreement. Based upon estimated annual compensation of $400,000, the estimated monthly deferral amount is $33,333.33 per month. Actual Deferred Amounts shall be determined based on compensation earned as updated from time to time in accordance with the Deferred Compensation Agreement. All salary, wages, bonuses, and any other cash compensation earned by Mr. Giordano from January 1, 2026 through the Acquisition Closing (collectively, the “Deferred Amounts”) shall be deferred and shall not be paid, credited, or made available to Mr. Giordano until a Triggering Event as defined below.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Deferred Amounts shall become payable to Mr. Giordano within thirty (30) days following the earliest to occur of the following (each, a “Triggering Event”):

(a) the Acquisition Closing;

(b) a Change in Control of the Company; “Change in Control” means (i) the consummation of a merger, consolidation, or reorganization of the Company with or into another entity in which the stockholders of the Company immediately prior to such transaction hold less than fifty percent (50%) of the voting power of the surviving entity immediately after such transaction, (ii) the sale or other disposition of all or substantially all of the Company’s assets, or (iii) any transaction or series of related transactions resulting in any person or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) acquiring beneficial ownership of more than fifty percent (50%) of the Company’s outstanding voting securities. For purposes of this Agreement, the Acquisition Closing shall be deemed a Change in Control.

(c) a separation from service of Mr. Giordano by the Company without Cause (as defined in the Retention Agreement) or by Mr. Giordano for Good Reason (as defined in the December 2025 Retention Agreement);

(d) Executive’s death or Disability, which means Executive’s inability to perform the essential functions of his position, with or without reasonable accommodation, for a period of one hundred twenty (120) consecutive days or one hundred eighty (180) days in any twelve (12)-month period, as determined by a physician mutually agreed upon by the Company and Executive (or Executive’s legal representative); or

(e) any other event that constitutes a permissible payment event under Section 409A.

If Mr. Giordano’s employment is terminated by the Company for Cause or by Executive without Good Reason, the Deferred Amounts shall remain deferred and shall be paid upon the earliest to occur of the Triggering Events set forth in clauses (a), (b), (d), or (e) above.

On April 23, 2026, the Company entered into the Director Deferred Compensation Agreements with the Company’s three directors, whereby the Company and each director desire to defer payment of all such compensation earned from January 1, 2026 through the closing date of an Acquisition Closing. Based upon Director’s current board fee, the estimated monthly deferral amount is $5,000 per month each. Actual Deferred Amounts shall be determined based on compensation earned as updated from time to time in accordance with the Agreements. All salary, wages, bonuses, and any other cash compensation earned by the directors from January 1, 2026 through the Acquisition Closing (collectively, the “Deferred Amounts”) shall be deferred and shall not be paid, credited, or made available to the directors until a Triggering Event as defined below.

Deferred Amounts shall become payable to Director within thirty (30) days following the earliest to occur of the following (each, a “Triggering Event”):

(a)	the Acquisition Closing;

(b)

a Change in Control of the Company; “Change in Control” means (i) the consummation of a merger, consolidation, or reorganization of the Company with or into another entity in which the stockholders of the Company immediately prior to such transaction hold less than fifty percent (50%) of the voting power of the surviving entity immediately after such transaction, (ii) the sale or other disposition of all or substantially all of the Company’s assets, or (iii) any transaction or series of related transactions resulting in any person or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) acquiring beneficial ownership of more than fifty percent (50%) of the Company’s outstanding voting securities. For purposes of this Agreement, the Acquisition Closing shall be deemed a Change in Control;

(c)	a removal of Director from the Board by the Company without Cause; “Cause” means the occurrence of any of the following: (i) Director’s breach of fiduciary duty to the Company; (ii) Director’s fraud, dishonesty, or willful misconduct with respect to the business or affairs of the Company; (iii) Director’s conviction of, or plea of no contest to, any misdemeanor involving theft, fraud, dishonesty, or act of moral turpitude or to any felony; or (iv) Director’s material violation of the Company’s corporate governance policies or code of conduct; provided, that in the event of a breach or violation described in clauses (i) or (iv) that can be cured by Director, the Company shall provide Director with notice of the facts and circumstances which constitute such breach or violation and shall provide Director a ten (10)-day period in which to cure such breach or violation, and the Company shall not remove Director for Cause if Director cures such breach or violation within such ten (10)-day period;
(d)	Director’s death or Disability; “Disability” means Director’s inability to perform the essential functions of his or her position as a member of the Board for a period of one hundred twenty (120) consecutive days or one hundred eighty (180) days in any twelve (12)-month period, as determined by a physician mutually agreed upon by the Company and Director (or Director’s legal representative); or
(e)	any other event that constitutes a permissible payment event under Section 409A.

If Director is removed from the Board for Cause or voluntarily resigns from the Board, the Deferred Amounts shall remain deferred and shall be paid upon the earliest to occur of the Triggering Events set forth in clauses (a), (b), (d), or (e) above .

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

On April 23, 2026, we entered into an amended Retention Agreement (the “Amended Retention Agreement”) with Mr. Giordano, pursuant to which the Company agreed to pay Mr. Giordano up to $500,000 in cash bonuses upon the occurrence of certain events and the satisfaction or waiver of certain conditions. Pursuant to the Amended Retention Agreement, upon the closing of a qualified financing in which the Company raises at least $1,000,000 in gross proceeds by December 31, 2026, the Company will pay Mr. Giordano Retention Bonuses. Further, pursuant to the Amended Retention Agreement, if the Company has not raised aggregate gross proceeds of $3,500,000 by December 31, 2026, the deadline for payment of any remaining Retention Bonus amounts may be extended upon the written consent of Mr. Giordano, which consent may be granted or withheld in Mr. Giordano’s sole discretion. The Amended Retention Agreement states that the Retention Bonuses shall be paid on a pro-rata basis relative to any capital raised, rather than only upon meeting the full financing thresholds. In addition, the Company and Mr. Giordano agreed to negotiate in good faith and enter into a new employment agreement with respect to services performed by Mr. Giordano for the Company no later than the closing of an acquisition.

Note Payable

On April 24, 2026, the Company entered into an unsecured non-convertible promissory note (the “April 2026 Note”) in the principal amount of $100,000, with interest at the rate of 10% per annum accruing and due at maturity six months following the issuance date, with C/M Capital Master Fund, LP (the “Lender”). The April 2026 Note was funded on April 24, 2026, with the Lender advancing $100,000 in gross proceeds to the Company. The proceeds of the Note are to be used for the primary purpose of funding: (i) the preparation and submission of any requisite Company SEC and OTC filings; (ii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing from applicable tax and compliance perspectives; (iii) transfer agent costs; and (iv) fees for routine litigation matters in the ordinary course of business. The April 2026 Note may be prepaid in whole or in part at any time and from time to time upon three (3) prior business days’ written notice, without penalty. The Company may also repay the April 2026 Note upon maturity or at such time as the Company and the Lender may agree to effect repayment. The April 2026 Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the April 2026 Note when due at maturity or otherwise, failure to satisfy any covenant in the April 2026 Note or other agreements between the Company and the Lender or any other creditor, breach of representations and warranties set forth in the Note or any transaction document executed contemporaneously with the April 2026 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the April 2026 Note, the Lender has the right to demand repayment of the Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the April 2026 Note outstanding, including any accrued but unpaid interest. The Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the April 2026 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the April 2026 Note. Concurrently with the issuance of the April 2026 Note, the Company also entered into a letter agreement of even date (the “Letter Agreement”) with the Lender setting forth, among other items, the intended use of proceeds of the April 2026 Note as described above. The April 2026 Note and the Letter Agreement are on the same form as those previously entered into with the Lender.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2025 Annual Report. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

TLSS is a publicly-traded holding company whose common stock had been quoted on the OTC PINK since August 21, 2022, but was removed from the OTC PINK and listed on the OTC Expert Market on July 17, 2024. As of May 14, 2026, our shares of common stock are trading on the OTCID basic markets.

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

Subsequent to the cessation of all of the Company’s revenue generating operations in February 2024 and through the date of this Quarterly Report, the Company continues to remain insolvent. The Company obtained financing to enable it to complete the preparation and review of the annual and interim financial statements through December 31, 2025 and file this Quarterly Report; however, the Company will require additional financing to fund the necessary costs related to the preparation and filing of one or more of the additional periodic reports due with respect to the 2026 calendar year.

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

Recent events

On April 1, 2026, the Company, TLSS Acquisition, Inc., a wholly-owned subsidiary of the Company, (the “Acquisition Sub”), and TLSS Reverse PGS, LLC, a Texas limited liability company and a wholly-owned subsidiary of the Acquisition Sub (“TLSS Reverse”), entered into a Member Interest and Asset Exchange Agreement (the “Agreement”) with Badcer Ops, Inc., a Nevada corporation (the “Seller”), Jeff Badders and Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company (“Mercer”), as the shareholders of the Seller (the “Seller Shareholders”), Patriot Glass Solutions, LLC, a Texas limited liability company (“PGS”), and Michael Wanke (“Wanke”), the sole Manager and twenty percent (20%) owner of PGS. The Agreement provides for a reverse triangular merger of TLSS Reverse with and into PGS, with PGS as the surviving entity, pursuant to which the Seller’s eighty percent (80%) membership interest in PGS and four (4) nanotechnology patents (the “Patents”) will be exchanged, transferred and assigned to the Acquisition Sub in exchange for the Merger Consideration described below.

The Seller is Badcer Ops, Inc., a Nevada corporation, whose shareholders are Mercer and Mr. Jeff Badders, an individual (together, the “Seller Shareholders”). Mercer is an existing preferred stockholder of the Company.

The Agreement provides for merger consideration (the “Merger Consideration”) equal to $4,750,000, payable in 47,500 shares of TLSS Series J Senior Convertible Preferred Stock (the “TLSS Series J Preferred Shares”), with a stated value of $100 per share, to be issued to the Seller at the closing of the transaction.

The closing of the transaction is expected to occur ten (10) days after audited financials for PGS for year-end 2024 and year-end 2025 and unaudited financials for PGS for the first quarter of 2026 are completed and provided to TLSS, subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) the completion of satisfactory due diligence by TLSS; (ii) the accuracy of the representations and warranties of the parties; (iii) the procurement of acceptable landlord consent to the assignment of and amendments to PGS’s lease for its operating facilities; (iv) delivery of certain financial statements; and (v) other customary closing conditions as set forth in the Agreement.

The remaining 20% membership interest in PGS is currently held by and will be retained by Mr. Michael Wanke, the sole Manager of PGS. It is a condition of closing that Mr. Wanke will enter into an employment agreement with PGS, the terms of which are to be agreed upon prior to the expiration of the due diligence period.

The Company’s primary go-forward strategy is to become a leader in the safety and security technology industry. The Company expects to accomplish this goal, in part, by pursuing strategic acquisitions as a means of securing technologies and adding new markets in the United States, expanding its safety and security service offerings, adding talented management and operational employees, expanding and upgrading its technology platform and developing operational best practices. Moreover, one factor in assessing acquisition opportunities is the potential for subsequent organic growth post-acquisition.

PGS provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. PGS protects personal, school, government and commercial/business property across the United States using C-Bond’s proprietary glass strengthening technology to protect property from looting, rioting, break-ins, and gunfire, including our C-Bond BRS a ballistic-resistant film system; and C-Bond Secure a multi-purpose glass strengthening primer and window film mounting solution that deters forced entry products with through a growing nationwide network of more than 50 dealers.

The Patents relate to the proprietary C-Bond nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems used by PGS.

As such, the Company believes that the acquisition of PGS is an excellent fit with its current business given its demographic location, services offered, and diversified customer base, and given that it would provide the Company with a long-standing, well-run profitable operation.

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

For the three months ended March 31, 2026 compared with the three months ended March 31, 2025

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Revenues	$-	$-
Operating expenses	233,457	332,271
Loss from operations	(233,457)	(332,271)
Other expenses, net	(1,685)	(71,690)
Loss from continuing operations	(235,142)	(403,961)
Loss from discontinued operations	(89,742)	(94,309)
Net loss	(324,884)	(498,270)
Accrued dividends	(275,538)	(76,990)
Net loss attributable to common stockholders	$(600,422)	$(575,260)

Results of Operations

Revenue

For the three months ended March 31, 2026 and 2025, we generated no revenues.

Operating Expenses

For the three months ended March 31, 2026, total operating expenses amounted to $233,457  compared to $332,271 for the three months ended March 31, 2025, a decrease of $98,814, or 29.7%, as reflected in the accompanying chart and described more fully below.

For the three months ended March 31, 2026 and 2025, operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Compensation and related benefits	$144,999	$160,340
Legal and professional fees	87,084	170,960
General and administrative expenses	1,374	971
Total Operating Expenses	$233,457	$332,271

Compensation and related benefits

For the three months ended March 31, 2026, compensation and related benefits amounted to $144,999  as compared to $160,340 for the three months ended March 31, 2025, a decrease of $15,341, or 9.6%. During the three months ended March 31, 2026, the overall decrease in compensation and related benefits as compared to the three months ended March 31, 2025 was primarily attributable to a decrease in compensation deferred to our chief executive officer.

Legal and professional fees

For the three months ended March 31, 2026, legal and professional fees were $87,084 as compared to $170,960 for the three months ended March 31, 2025, a decrease of $83,876, or 49.1%, which was primarily attributable to a decrease in legal fees of $35,231, a decrease in accounting and auditing fees of $44,705 and a net decrease in other professional fees of $3,940.

General and administrative expenses

General and administrative expenses include bank fees and other general and administrative expenses. For the three months ended March 31, 2026, general and administrative expenses were $1,374 as compared to $971 for the three months ended March 31, 2025, an increase of $403, or 41.5%.

Loss from operations

For the three months ended March 31, 2026, loss from operations amounted to $233,457 as compared to $332,271 for the three months ended March 31, 2025, a decrease of $98,814, or 29.7%, primarily due to: (i) decreases in compensation and other benefits of $15,341 and (ii) a decrease in legal and professional fees of $83,876, offset by an increase in general and administrative expenses of $403, as discussed above.

Other expenses

Total other expenses include interest expense. For the three months ended March 31, 2026 and 2025, other expenses consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$1,685	$9,103
Interest expense – related parties	-	62,587
Total Other Expenses	$1,685	$71,690

For the three months ended March 31, 2026 and 2025, aggregate interest expense was $1,685 and $71,690, respectively, a decrease of $70,005, or 97.6%. The decrease in interest expense was primarily attributable to an overall decrease in related party and third-party notes payable, as all 2024 and 2025 notes payable and related accrued interest were converted to Series J Preferred Stock.

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

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2026 and 2025 related to discontinued operations.

	For the Three Months Ended March 31,
	2026	2025
Revenues	$-	$-
Operating expenses	-	(4,981)
Other expenses, net	(89,742)	(89,328)
Loss from discontinued operations	$(89,742)	$(94,309)

Net loss

Due to factors discussed above, for the three months ended March 31, 2026, and 2025, net loss amounted to $324,884 and $498,270, respectively. For the three months ended March 31, 2026, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred”) amounted to $600,422, or $(0.00) per basic and diluted common share. For the three months ended March 31, 2025, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred”) and shares of the Company’s Series G Convertible Preferred Stock (the “Series G Preferred) of $76,990, amounted to $575,260, or $(0.00) per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2026 and December 31, 2025, we had a cash balance of $11,118 and $15,835, respectively. Our working capital deficit was $8,534,517 and $7,934,095 on March 31, 2026 and December 31, 2025, respectively.

As of May 14, 2026, the Company had $43,040 in cash, consisting of: (i) $42,719 remaining from the issuance of unsecured promissory notes and (ii) $321 related to Severance Trucking .

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $324,884 and $498,270 for the three months ended March 31, 2026 and 2025, respectively. The net cash used in operations was $79,717 and $182,055 for the three months ended March 31, 2026 and 2025, respectively. Additionally, we had an accumulated deficit and working capital deficit of $147,765,531 and $8,534,517 on March 31, 2026, respectively. These factors, in addition to the cessation of all operations, raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2026, amounted to $79,717. During the three months ended March 31, 2026, net cash used in operating activities was primarily attributable to a net loss of $324,884, adjusted for changes in operating assets and liabilities as a result of an increase in prepaid expenses and other current assets of $2,250, increases in accounts payable and accrued expenses of $102,418, and an increase in deferred compensation and related benefits of $144,999.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025, amounted to $0.

Financing activities

For the three months ended March 31, 2026, net cash provided by financing activities totaled $75,000. During the three months ended March 31, 2026, we received cash proceeds of $75,000 from notes payable from unrelated third parties.

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

Our Chief Executive Officer who also serves as our Chief Financial Officer does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there is resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of March 31, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of March 31, 2026 and December 31, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations. On October 23, 2025, a damages assessment hearing was held by the Court via video conference, but no decision has been issued to date.

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of March 31, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

Other than discussed above, as of the date of this Quarterly Report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our 2025 Annual Report. In addition to the risk factors below, you should carefully consider the risks described in our 2025 Annual Report, which could materially affect our business, financial condition or future results. The risks described below and in our 2025 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our stockholders will experience significant dilution as a result of the issuance of shares of our common stock upon conversion of shares of Series J Preferred.

Our outstanding shares of Series J Preferred are each initially convertible for 100,000 shares of Common Stock. Furthermore, the Series J Preferred accrues dividends on a daily basis at a rate of 10% per annum, which may be paid in cash or shares of common stock, thereby increasing the number of shares of common stock issuable upon conversion. The conversion of some or all of the Series J Preferred Stock will result in the issuance of a substantial number of shares of common stock and, as a result, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution. As of March 31, 2026, an aggregate of approximately 11 billion shares of common stock were issuable upon conversion of the then-outstanding Series J Preferred, not including all dividends accrued as of such date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).

3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).

3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).

3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2024).

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on November 25, 2024, to the Certificate of Change of the Company dated December 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2024).

3.8	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.2	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).

4.4	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

4.5	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).

4.8	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026).

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

4.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2025).

10.1+	Termination Notice, dated as of August 26, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.2	Letter Agreement, dated as of August 27, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.3	Promissory Note, dated as of August 27, 2025 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.4	Form of Stock Award Agreement, dated as of August 28, 2025, between Transportation Logistics Systems, Inc. and certain former employees, consultants and Sebastian Giordano (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.5	Form of Settlement Agreement (Outstanding Liabilities) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2025).

10.6	Form of Settlement Agreement (Outstanding Liabilities and Warrants) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025).

10.7	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2025).

10.8	Settlement Agreement, dated as of December 15, 2025 by and between Transportation Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.9	Retention Agreement, dated as of December 15, 2025 by and between Transportation Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.10	Letter Agreement, dated as of January 9, 2026, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026).

10.11	Form of Promissory Note, dated as of January 9, 2026 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026).

10.12	Membership Interest and Asset Purchase and Sale Agreement, dated as of April 1, 2026, by and among the Company, TLSS Acquisition, Inc., a Delaware corporation; TLSS Reverse PGS, LLC, a Texas limited liability company; Badcer Ops, Inc., a Nevada corporation; Jeff Badders; Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company; Patriot Glass Solutions, LLC, a Texas limited liability company; and Michael Wanke (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2026).

10.13	Form of Promissory Note, dated as of April 24, 2026, between the Company, as borrower, and C/M Capital Master Fund, LP., as lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.14	Letter Agreement, dated as of April 24, 2026, between the Company and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.15*+	Deferred Compensation Agreement with Sebastian Giordano dated April 23, 2026.

10.16*+	Form of Deferred Compensation Agreement with Directors dated April 23,2026.

10.17*+	Amendment No. 1 to the Retention Agreement dated April 23, 2026, by and between Transportation and Logistics Systems, Inc. and Sebastian Giordano.

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026).

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: May 14, 2026	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

