Form 10-Q
period 2026-06-30
Transportation & Logistics Systems, Inc.
filed 2026-08-19
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 18, 2026, the registrant had outstanding 5,889,437,474 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

JUNE 30, 2026

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

TLSSA, TLSS Ops, Shyp CX, TLSS-CE, TLSS-STI, Cougar Express, JFK Cartage, and Severance, are hereinafter referred to as the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the three and six months ended June 30, 2026 and 2025 are included as part of discontinued operations on the unaudited consolidated financial statements.

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

ii

PART I .- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$29,082	$15,835
Prepaid expenses and other current assets	1,500	1,500

Total Current Assets	30,582	17,335

TOTAL ASSETS	$30,582	$17,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$175,000	$-
Accounts payable	344,847	335,640
Accrued expenses	1,226,130	666,575
Deferred compensation and related benefits	289,998	-
Liabilities of discontinued operations	7,128,698	6,949,215

Total Current Liabilities	9,164,673	7,951,430

Total Liabilities	9,164,673	7,951,430

Series J convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 110,424 shares issued and outstanding at June 30, 2026 and December 31, 2025 ($12,146,640 redemption value as of June 30, 2026)	12,146,640	12,146,640

Commitments and Contingencies (See Note 6)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at June 30, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at June 30, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; No shares issued and outstanding at June 30, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; No shares issued and outstanding at June 30, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at June 30, 2026 and December 31, 2025 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 5,889,437,474 shares issued and outstanding at June 30, 2026 and December 31, 2025	5,889,437	5,889,437
Additional paid-in capital	121,194,905	121,194,905
Accumulated deficit	(148,365,105)	(147,165,109)

Total Shareholders’ Deficit	(21,280,731)	(20,080,735)

Total Liabilities and Shareholders’ Deficit	$30,582	$17,335

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	144,999	160,340	289,998	320,680
Legal and professional fees	81,919	226,301	169,003	397,261
General and administrative expenses	583	2,734	1,957	3,705

Total Operating Expenses	227,501	389,375	460,958	721,646

LOSS FROM OPERATIONS	(227,501)	(389,375)	(460,958)	(721,646)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment	-	1,481,742	-	1,481,742
Interest expense	(3,733)	(9,198)	(5,418)	(18,301)
Interest expense - related parties	-	(43,976)	-	(106,563)

Total Other Income (Expenses), net	(3,733)	1,428,568	(5,418)	1,356,878

(LOSS) INCOME BEFORE INCOME TAXES	(231,234)	1,039,193	(466,376)	635,232

Provision for income taxes	-	-	-	-

(LOSS) INCOME FROM CONTINUING OPERATIONS	(231,234)	1,039,193	(466,376)	635,232

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(89,741)	(92,251)	(179,483)	(186,560)

LOSS FROM DISCONTINUED OPERATIONS	(89,741)	(92,251)	(179,483)	(186,560)

NET (LOSS) INCOME	(320,975)	946,942	(645,859)	448,672

Deemed contribution on exchange of equity instruments	-	800,380	-	800,380
Accrued dividends	(278,599)	(140,696)	(554,137)	(217,686)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(599,574)	$1,606,626	$(1,199,996)	$1,031,366

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED
Net (loss) income per share from continuing operations -basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00
Net loss per share from discontinued operations – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,889,437,474	5,889,437,474	5,889,437,474	5,889,437,474
Diluted	5,889,437,474	5,889,437,474	5,889,437,474	5,889,437,474

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2025	-	$-	-	$-	32,374	$32	5,889,437,474	$5,889,437	$121,194,905	$(147,165,109)	$(20,080,735)

Dividends accrued	-	-	-	-	-	-	-	-	-	(275,538)	(275,538)

Net loss	-	-	-	-	-	-	-	-	-	(324,884)	(324,884)

Balance, March 31, 2026	-	-	-	-	32,374	32	5,889,437,474	5,889,437	121,194,905	(147,765,531)	(20,681,157)

Dividends accrued	-	-	-	-	-	-	-	-	-	(278,599)	(278,599)

Net loss	-	-	-	-	-	-	-	-	-	(320,975)	(320,975)

Balance, June 30, 2026	-	$-	-	$-	32,374	$32	5,889,437,474	$5,889,437	$121,194,905	$(148,365,105)	$(21,280,731)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,418	$21	406,500	$407	32,374	$32	5,889,437,474	$5,889,437	$128,686,122	$(146,468,036)	$(11,892,017)

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,990)	(76,990)

Net loss	-	-	-	-	-	-	-	-	-	(498,270)	(498,270)

Balance, March 31, 2025	21,418	21	406,500	407	32,374	32	5,889,437,474	5,889,437	128,686,122	(147,043,296)	(12,467,277)

Conversion of Series E and Series G preferred shares and accrued dividends and cancellation of warrants into Series J preferred shares	(21,418)	(21)	(406,500)	(407)	-	-	-	-	(4,355,264)	-	(4,355,692)

Series J redemption premium recorded	-	-	-	-	-	-	-	-	(856,880)	-	(856,880)

Gain on extinguishment of notes payable and accrued interest converted to Series J preferred shares	-	-	-	-	-	-	-	-	(541,788)	-	(541,788)

Gain on extinguishment of accounts payable and accrued expenses converted to Series J preferred shares	-	-	-	-	-	-	-	-	(495,355)	-	(495,355)

Gain on extinguishment of accrued dividends converted to Series J preferred shares	-	-	-	-	-	-	-	-	(429,585)	-	(429,585)

Dividends accrued	-	-	-	-	-	-	-	-	-	(140,696)	(140,696)

Net income	-	-	-	-	-	-	-	-	-	946,942	946,942

Balance, June 30, 2025	-	$-	-	$-	32,374	$32	5,889,437,474	$5,889,437	$122,007,250	$(146,237,050)	$(18,340,331)

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(645,859)	$448,672
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on debt extinguishment	-	(1,481,742)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	-	(240)
Accounts payable and accrued expenses	194,108	291,382
Accrued expenses - related parties	-	106,562
Deferred compensation and related benefits	289,998	245,680

NET CASH USED IN OPERATING ACTIVITIES	(161,753)	(389,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	175,000	275,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	175,000	275,000

NET (DECREASE) INCREASE IN CASH	13,247	(114,686)

CASH, beginning of period	15,835	177,257

CASH, end of period	$29,082	$62,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series E and Series G preferred stock and accrued dividends to Series J preferred stock	$-	$1,116,208
Conversion of notes payable and notes payable - related parties and accrued interest to Series J preferred stock	$-	$2,546,519
Conversion of accounts payable and accrued expenses to Series J preferred stock	$-	$550,395
Increase in Series J redemption premium applied against additional paid-in capital	$-	$856,880
Accrual of preferred stock dividends	$554,137	$217,686

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations in New York, New Jersey, Connecticut, and Massachusetts. The subsidiaries of the Company during the six months ended June 30, 2026 and 2025 include: JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); and TLSS-STI, Inc. (“TLSS-STI”).

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. During the three and six months ended June 30, 2026 and 2025, all activities and balances of JFK Cartage are included as part of discontinued operations on the unaudited consolidated financial statements. As of the date of these unaudited consolidated financial statements, neither TLSS-CE, which owns 100% of the stock of Cougar Express, or JFK Cartage have filed for bankruptcy.

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates. In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of Severance were voluntarily surrendered to the Severance Sellers. For the three and six months ended June 30, 2026, and 2025, all activities and balances of Severance are included as part of discontinued operations on the unaudited consolidated financial statements. As of the date of these unaudited consolidated financial statements, the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE, TLSS-STI and TLSS-FC became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the unaudited consolidated financial statements for the three and six months ended June 30, 2026, and 2025. As of the date of these unaudited consolidated financial statements, TLSS Ops has not filed for bankruptcy.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

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

The closing of the transaction is expected to occur no later than August 19, 2026, following the Notice of Extension dated July 31, 2026, pursuant to which the TLSS Parties exercised their existing right under Section 1.2 of the Agreement to extend the Closing Date from August 4, 2026 for a period of up to fifteen (15) days. The closing remains subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) the completion of satisfactory due diligence by the Company; (ii) the accuracy of the representations and warranties of the parties; (iii) the procurement of acceptable landlord consent to the assignment of and amendments to PGS’s lease for its operating facilities; (iv) delivery of certain financial statements; and (v) other customary closing conditions as set forth in the Agreement. The Notice of Extension does not amend or modify any other term of the Agreement, and the Agreement remains in full force and effect.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these unaudited consolidated financial statements, the Company had a net loss of $645,859 for the six months ended June 30, 2026. The net cash used in operations was $161,753 and $389,686 for the six months ended June 30, 2026 and 2025, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $148,365,105 and $9,134,091, respectively, on June 30, 2026. Furthermore, the Company currently has no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. The Company has previously restructured certain of its debt and obligations and is continuing to negotiate the restructuring of its remaining debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On June 30, 2026, the Company had no cash in the bank in excess of FDIC insured levels.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2026. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

The Company measures certain financial instruments at fair value on a recurring basis. As of June 30, 2026 and December 31, 2025, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On June 30, 2026 and December 31, 2025, the Company did not have any cash equivalents.

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

Operating lease ROU assets represented the right to use the leased asset for the lease term and operating lease liabilities were recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments was amortized on a straight-line basis over the lease term. In connection with the discontinuation of the Company’s logistic and transportation business, all ROU assets were either impaired or deconsolidated, and any such impairment was previously included in discontinued operations (see Note 8). Currently, all leased premises have been abandoned.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

No revenue was generated during the six months ended June 30, 2026 and 2025.

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

Basic and diluted (loss) income per share

Pursuant to ASC 260-10-45, basic (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive shares of common stock consist of common stock issuable for stock warrants (using the treasury stock method) and shares issuable for Series E Convertible Preferred Stock (the “Series E Preferred”), Series G Convertible Preferred Stock (the “Series G Preferred”), Series H Convertible Preferred Stock (the “Series H Preferred”) and Series J Senior Convertible Preferred Stock (the “Series J Preferred”) (using the as-if converted method). Effective as of June 1, 2025, all of our outstanding shares of Series E Preferred and Series G Preferred were exchanged for shares of our Series J Preferred. Common stock equivalents may be dilutive in the future.

The following table presents a reconciliation of basic and diluted net (loss) income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income per common share - basic:
Net (loss) income	$(320,975)	$946,942	$(645,859)	$448,672
Add: deemed contribution on exchange of equity instruments	-	800,380	-	800,380
Less: accrued dividends	(278,599)	(140,696)	(554,137)	(217,686)
Net (loss) income attributable to common stockholders	$(599,574)	$1,606,626	$(1,199,996)	$1,031,366
Weighted average common shares outstanding – basic	5,889,437,474	5,889,437,474	5,889,437,474	5,889,437,474
Net (loss) income per common share – basic	$(0.00)	$0.00	$(0.00)	$0.00

Net (loss) income per common share - diluted:
Net (loss) income attributable to common shareholders – basic	$(599,574)	$1,606,626	$(1,199,996)	$1,031,366
Add: adjustments to net (loss) income	-	-	-	-
Numerator for (loss) income per common share – diluted	$(599,574)	$1,606,626	$(1,199,996)	$1,031,366

Weighted average common shares outstanding – basic	5,889,437,474	5,889,437,474	5,889,437,474	5,889,437,474
Add: dilutive shares related to:
Stock warrants	-	-	-	-
Convertible preferred shares	-	-	-	-
Weighted average common shares outstanding – diluted	5,889,437,474	5,889,437,474	5,889,437,474	5,889,437,474
Net (loss) income per common share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

Potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding for the three and six months ended June 30, 2026 as they would have an anti-dilutive impact on the Company’s net (loss) income in that period and consisted of the following:

June 30, 2026
Stock warrants	47,142,857
Series H convertible preferred stock	323,740,000
Series J convertible preferred stock	11,042,400,000
11,413,282,857

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

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

As of June 30, 2026 and December 31, 2025, aggregate notes payable to related parties in the principal amounts of $0 were outstanding. As of June 30, 2026 and December 31, 2025, the aggregate accrued interest payable to related parties amounted to $0. For the three months ended June 30, 2026 and 2025, interest expense – related parties amounted to $0 and $43,976, respectively. For the six months ended June 30, 2026 and 2025, interest expense – related parties amounted to $0 and $106,563, respectively.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

On April 9, 2025, the Company entered into amendment agreements with the 2024 Lenders, pursuant to which the maturity date of the October 2024 Notes was amended from April 9, 2025 to August 12, 2025. All other terms and conditions of the October 2024 Notes remain unchanged.

On May 5, 2025, the Company entered into an amendment agreement with the 2024 Lender pursuant to which the maturity date of the November 2024 Note was amended from May 22, 2025, to August 12, 2025. All other terms and conditions of the November 2024 Note remain unchanged.

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

Between May 30, 2025 and December 31, 2025, the Company entered into Series J Settlement Agreements with the 2024 and 2025 Creditors, pursuant to which, the 2024 and 2025 Creditors, not including Related Party Creditors, settled an aggregate of $625,000 in outstanding notes and accrued interest payable of $27,260 in exchange for the issuance of an aggregate of 6,522 shares of Series J Preferred. In connection with the exchange of the outstanding notes and interest payable for shares of Series J Preferred, during the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $587,095.

On January 9, 2026, the Company entered into an unsecured non-convertible promissory note (the “January 2026 Note”) in the principal amount of $75,000, with interest at the rate of 10% per annum accruing and due at maturity six months following the issuance date, with the 2025 Lender for the primary purpose of funding a portion of the costs related to: (i) the preparation and filing of the Company’s Registration Statement on Form S-1 to register the resale of shares of common stock, issuable upon conversion of certain shares of the Company’s Series J Preferred Stock; (ii) preparation and submission of any requisite filings with the Securities and Exchange Commission and the OTC Expert Market; (iii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing with requisite taxing authorities; (iv) transfer agent costs, and (v) fees for routine litigation matters and other legal fees in the ordinary course of business. The Company may repay the January 2026 Note upon maturity or prior to maturity with the mutual agreement of the 2025 Lender. The January 2026 Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the January 2026 Note when due at maturity or otherwise, failure to satisfy any covenant in the Note or other agreements between the Company and the 2025 Lender or any other creditor, breach of representations and warranties set forth in the January 2026 Note or any transaction document executed contemporaneously with the January 2026 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the January 2026 Note, the 2025 Lender has the right to demand repayment of the January 2026 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the January 2026 Note outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the January 2026 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the Note. Concurrently with the issuance of the January 2026 Note, the Company also entered into a letter agreement of even date (the “Letter Agreement”) with the Lender setting forth, among other items, the intended use of proceeds of the Note as described above. The January 2026 Note and the Letter Agreement are on the same form as those previously entered into with the 2025 Lender. (See Note 9 for amended note due date).

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

On April 24, 2026, the Company entered into an unsecured non-convertible promissory note (the “April 2026 Note”) in the principal amount of $100,000, with interest at the rate of 10% per annum accruing and due at maturity six months following the issuance date, with the 2025 Lender for working capital purposes.

The April 2026 Note may be prepaid in whole or in part at any time and from time to time upon three (3) prior business days’ written notice, without penalty. The Company may also repay the April 2026 Note upon maturity or at such time as the Company and the 2025 Lender may agree to effect repayment. The April 2026 Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the April 2026 Note when due at maturity or otherwise, failure to satisfy any covenant in the April 2026 Note or other agreements between the Company and the 2025 Lender or any other creditor, breach of representations and warranties set forth in the April 2026 Note or any transaction document executed contemporaneously with the April 2026 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the April 2026 Note, the 2025 Lender has the right to demand repayment of the April 2026 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the April 2026 Note outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the April 2026 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the April 2026 Note. Concurrently with the issuance of the April 2026 Note, the Company also entered into a letter agreement of even date with the 2025 Lender setting forth, among other items, the intended use of proceeds of the April 2026 Note. (See Note 9 for amended note due).

As of June 30, 2026 and December 31, 2025, aggregate notes payable in the aggregate principal amounts of $175,000 and $0, respectively, were outstanding. As of June 30, 2026 and December 31, 2025, aggregate accrued interest payable on notes payable of $5,418 and $0, respectively, were outstanding, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, there were no Series B preferred stock issued or outstanding.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

As of June 30, 2026 and December 31, 2025, no shares of Series D Preferred were outstanding.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

As of June 30, 2026 and December 31, 2025, the Company has accrued dividends payable of $9,741 and $9,741, respectively, which has been included in accrued expenses on the accompanying unaudited consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, no shares of Series E Preferred were issued and outstanding.

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

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series G Preferred shall be convertible into that number of shares of common stock calculated by dividing the Series G Stated Value of each share of Series G Preferred being converted by the applicable conversion price. The initial conversion price of the Series G Preferred was $0.01, subject to adjustment as provided below. In addition, the Company will issue a holder of Series G Preferred converting all or any portion of their Series G Preferred an additional sum (the “Series G Make Good Amount”) equal to $210 for each $1,000 of Series G Stated Value converted pro-rated for amounts more or less than $1,000 (the “Series G Extra Amount”). Subject to a beneficial ownership limitation, the Make Good Amount shall be paid in shares of common stock, as follows: the number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Series G Extra Amount by the product of 80% times the average VWAP for the five trading days prior to the date a holder of Series G Preferred delivered a notice of conversion to the Company (the “Conversion Date”).

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Approval of at least two-thirds of the outstanding Series G Preferred is required to: (a) amend or repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or bylaws, or file any Certificate of Designation (however such document is named) or articles of amendment to create any class or any series of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series G Preferred, regardless of whether any such action shall be by means of amendment to the Articles of Incorporation or bylaws or by merger, consolidation or otherwise or filing any Certificate of Designation, but the creation of a new security having rights, preferences or privileges senior to or on parity with the Series G Preferred in a future financing will not constitute an amendment, addition, alteration, filing, waiver or repeal for these purposes; (b) increase or decrease (other than by conversion) the authorized number of Series G Preferred; (c) issue any Series E Preferred or Series D Preferred, (d) issue any Series G Preferred in excess of 1,000,000 shares or (e) without limiting any provision under the Series G COD, whether or not prohibited by the terms of the Series G Preferred, circumvent a right of the Series G Preferred.

Under the terms of the Series G Preferred, if the Company issues or sells (or is deemed to have issued or sold) additional shares of common stock for a price-per-share that is less than the price equal to the conversion price of the Series G Preferred held by the holders of the Series G Preferred immediately prior to such issuance, then the conversion price of the Series G Preferred will be reduced to the price per share of such dilutive issuance. As a result of the issuance of common stock on the exercise of certain Eligible Warrants at an exercise price of $10.00 per share, the conversion price for previously outstanding 406,500 remaining outstanding Series G Preferred shall henceforth be $10.00 per share.

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

As of June 30, 2026 and December 31, 2025, the Company had accrued dividends payable of $0.

As of June 30, 2026 and December 31, 2025, no shares of Series G Preferred were issued and outstanding.

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

As of both June 30, 2026 and December 31, 2025, 32,374 shares of Series H Preferred were outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

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

As of both June 30, 2026 and December 31, 2025, 110,424 shares of Series J Preferred were outstanding.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

Warrants

Warrant activities for the six months ended June 30, 2026 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2025	52,857,143	$0.002	0.79	$-
Expired	(5,714,286)	-	-	-
Balance Outstanding June 30, 2026	47,142,857	$0.002	0.37	$-
Exercisable, June 30, 2026	47,142,857	$0.002	0.37	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of June 30, 2026.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of June 30, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of June 30, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

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

On April 23, 2026, the Company entered into a Deferred Compensation Agreement with Mr. Giordano, whereby the Company and Mr. Giordano desire to defer payment of all such compensation earned from January 1, 2026 through the closing date of an Acquisition Closing (see Note 9). In connection with the Deferred Compensation Agreement. Based upon estimated annual compensation of $400,000, the estimated monthly deferral amount is $33,333.33 per month. Actual Deferred Amounts shall be determined based on compensation earned as updated from time to time in accordance with the Deferred Compensation Agreement. All salary, wages, bonuses, and any other cash compensation earned by Mr. Giordano from January 1, 2026 through the Acquisition Closing (collectively, the “Deferred Amounts”) shall be deferred and shall not be paid, credited, or made available to Mr. Giordano until a Triggering Event as defined below.

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

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

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

In connection with the Deferred Compensation Agreement, during the six months ended June 30, 2026, the Company recorded deferred compensation of $199,998, which is deferred and included in deferred compensation and related benefits on the accompanying unaudited consolidated balance sheet as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, in connection with the extension of the term of the CEO Employment Agreement, the amount of compensation and benefit amounts due to Mr. Giordano amounted to $199,998 and $0, respectively, which is included in deferred compensation and related benefits on the accompanying unaudited consolidated balance sheet.

In connection with the Director Deferred Compensation Agreements, during the six months ended June 30, 2026, the Company recorded deferred compensation of $90,000, which is deferred and included in deferred compensation and related benefits on the accompanying unaudited consolidated balance sheet as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, deferred compensation and related benefits are summarized as follows:

	June 30, 2026	December 31, 2025
Unpaid and deferred base salary - CEO	$199,998	$-
Director deferred compensation	90,000	-
Total	$289,998	$-

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

As of June 30, 2026 and December 31, 2025, aggregate notes payable to related parties in the principal amounts of $0 were outstanding. As of June 30, 2026 and December 31, 2025, the aggregate accrued interest payable to related parties amounted to $0. For the three months ended June 30, 2026, and 2025, interest expense – related parties amounted to $0 and $43,976, respectively. For the six months ended June 30, 2026, and 2025, interest expense – related parties amounted to $0 and $106,563, respectively.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

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

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	June 30,	December 31,
	2026	2025
Assets of discontinued operations:
Cash	$-	$-
Assets of discontinued operations, current portion	-	-
Total assets of discontinued operations	$-	$-

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$2,467,432
Accounts payable	1,206,575	1,206,575
Accrued expenses	932,649	753,166
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	7,128,698	6,949,215
Total liabilities of discontinued operations	$7,128,698	$6,949,215

The following table summarizes the results of operations of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-
Operating expenses	-	(2,510)	-	(7,491)
Other (expenses) income, net	(89,741)	(89,741)	(179,483)	(179,069)
Loss from discontinued operations	$(89,741)	$(92,251)	$(179,483)	$(186,560)

Notes Payable

On June 30, 2026 and December 31, 2025, notes payable included in liabilities of discontinued operations consisted of the following:

	June 30, 2026	December 31, 2025
Principal amounts	$2,467,432	$2,467,432
Less: current portion of notes payable	(2,467,432)	(2,467,432)
Notes payable – long-term	$-	$-

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

On June 30, 2026 and December 31, 2025, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. This note is in default.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory note which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid. On June 30, 2026 and December 31, 2025, the principal amount related to this note was $1,395,768 and $1,395,768, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

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

Equipment and auto notes payable

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note is due in forty-eight monthly installments of $1,645 which began in August 2022. The note was secured by the truck. On June 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $41,624 and $41,624, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On June 30, 2026 and December 31, 2025, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On June 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $40,537 and $40,537, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On June 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $45,079 and $45,079, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On June 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $253,277 and $253,277, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On June 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $76,149 and $76,149, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of June 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

Operating and Financing Lease Right-Of-Use (“Rou”) Assets and Operating and Financing Lease Liabilities

In February 2024, the Company abandoned all remaining leased premises.

On June 30, 2026 and December 31, 2025, operating and financing lease liabilities related to the abandoned ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	June 30, 2026	December 31, 2025
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

Other liabilities of discontinued operations

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of June 30, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

On August 24, 2024, TLSS Ops received a Notice of Default and Demand for Payment from RxBenefits, Inc. (“RxBenefits”) due to the Company’s failure to pay certain invoices, plus interest and late service charges due under the Administrative Services Agreement by and between RxBenefits and TLSS Operations Holding, in the amount of $111,618. On October 1, 2025, RxBenefits filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of June 30, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany unaudited consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

Acquisition

On July 7, 2026, the Company, TLSS Acquisition (the “Acquisition Sub”), and TLSS Reverse PGS, LLC, a Texas limited liability company and a wholly-owned subsidiary of the Acquisition Sub (“Reverse”), entered into a Second Amendment to Member Interest and Asset Exchange Agreement (the “Second Amendment”) with Badcer Ops, Inc. (the “Seller”), Jeff Badders and Mercer, as the shareholders of the Seller (the “Seller Shareholders”), Patriot Glass, and Michael Wanke (“Wanke”), the sole Manager and twenty percent (20%) owner of PGS.

As disclosed in Note 1, on April 1, 2026, the Company, the Acquisition Sub and Reverse entered into a Member Interest and Asset Exchange Agreement with the Seller, the Seller Shareholders, PGS and Wanke, as amended by a First Amendment dated June 1, 2026 (as so amended, the “Agreement”). The Agreement provides for a reverse triangular merger of Reverse with and into PGS, with PGS as the surviving entity, pursuant to which the Seller’s eighty percent (80%) membership interest in PGS and four (4) nanotechnology patents (the “Patents”) will be exchanged, transferred and assigned to the Acquisition Sub in exchange for the Merger Consideration described below.

The Second Amendment amends the Agreement to, among other things, extend certain key transaction dates and add a closing statement provision. Under the Second Amendment: (i) the Schedule Delivery Date and the deadline for delivery of the applicable PGS financial statements are each no later than July 15, 2026; (ii) the deadline for the full access and deliverables provisions is July 24, 2026; (iii) the required unaudited PGS financials cover the first two (2) quarters of 2026; (iv) the outside closing date is August 4, 2026; and (v) a new Section 9.14 requires the Acquisition Sub to cause its counsel to prepare a closing statement in advance of the Closing Date, subject to review and revision by all parties. On July 31, 2026, pursuant to Section 1.2 of the Agreement, the TLSS Parties exercised their existing right to extend the Closing Date (as defined in the Agreement) and, by the Notice of Extension, extended the Closing Date from August 4, 2026 for a period of up to fifteen (15) days, to no later than August 19, 2026. The Notice of Extension does not amend or modify any other term of the Agreement, and the Agreement remains in full force and effect.

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

The closing of the transaction is expected to occur no later than August 19, 2026, following the delivery to TLSS of audited financials for PGS for year-end 2024 and year-end 2025 and unaudited financials for PGS for the first two (2) quarters of 2026, which financials are to be delivered no later than July 15, 2026, subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) the completion of satisfactory due diligence by TLSS; (ii) the accuracy of the representations and warranties of the parties; (iii) the procurement of acceptable landlord consent to the assignment of and amendments to PGS’s lease for its operating facilities; (iv) delivery of certain financial statements; and (v) other customary closing conditions as set forth in the Agreement.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

Note Payable

On July 16, 2026, the Company entered into an amended and restated unsecured non-convertible promissory note (the “July 2026 Note”) in the principal amount of $50,000, with interest at the rate of 10% per annum accruing and due at maturity on September 30, 2026, with the 2025 Lender. The July 2026 Note amends and restates the unsecured non-convertible promissory note previously issued by the Company to the 2025 Lender on August 25, 2025 in the principal amount of $50,000, which the Lender advanced to the Company at that time. The proceeds of the July 2026 Note are to be used for the primary purpose of funding: (i) the preparation and submission of any requisite Company SEC and OTC filings; (ii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing from applicable tax and compliance perspectives; (iii) transfer agent costs; and (iv) fees for routine litigation matters in the ordinary course of business. The July 2026 Note may be prepaid in whole or in part at any time and from time to time upon three (3) prior business days’ written notice, without penalty. The Company may also repay the July 2026 Note upon maturity or at such time as the Company and the 2025 Lender may agree to effect repayment. The July 2026 Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the July 2026 Note when due at maturity or otherwise, failure to satisfy any covenant in the July 2026 Note or other agreements between the Company and the 2025 Lender or any other creditor, breach of representations and warranties set forth in the July 2026 Note or any transaction document executed contemporaneously with the July 2026 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the July 2026 Note, the 2025 Lender has the right to demand repayment of the July 2026 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the July 2026 Note outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the July 2026 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the Note. Concurrently with the amendment and restatement of the Note, the Company also entered into an amended and restated letter agreement, dated July 17, 2026 (the “Letter Agreement”), with the 2025 Lender, which amends and restates the letter agreement previously entered into between the Company and the 2025 Lender. The Letter Agreement sets forth, among other items, the intended use of proceeds of the July 2026 Note as described above, confirms that the July 2026 Note is in parity with the other outstanding notes issued by the Company to the 2025 Lender, and extends the maturity date of the Notes to September 30, 2026. The July 2026 Note and the Letter Agreement are on the same form as those previously entered into with the 2025 Lender.

Reverse Stock Split (Unaudited)

On August 11, 2024, a majority of the Company’s shareholders approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per five thousand pre-split shares (1:5,000) (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split will be made to the Company’s outstanding stock options, warrants and preferred stock conversion ratios, as applicable. The Company is awaiting the approval of Financial Industry Regulatory Authority (“FINRA”) for the market effectiveness of the Reverse Stock Split, which is expected to occur subsequent to filing date of this report.

The unaudited pro forma tables below show the (loss) income per share prior to and following the Reverse Stock Split. A key assumption to the (loss) income per share calculation is that post-reverse split price is equal to the pre-reverse split times the number of shares from the ratio.

Historical per share data – (Pre- Split basis)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Net (loss) income available to Common Stockholders	$(1,199,996)	$1,031,366
Basic and diluted weighted average shares outstanding	5,889,437,474	5,889,437,474
Basic and diluted net (loss) income per share	$(0.00)	$0.00

The assumption inherent in the table below is a reverse split of 1:5,000.

Historical per share data – (Post- Split basis)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Net (loss) income available to Common Stockholders	$(1,199,996)	$1,031,366
Basic and diluted weighted average shares outstanding	1,177,887	1,177,887
Basic and diluted net (loss) income per share	$(1.02)	$0.88

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

Recent events

On April 1, 2026 and amended in July 2026, the Company, TLSS Acquisition, Inc., a wholly-owned subsidiary of the Company, (the “Acquisition Sub”), and TLSS Reverse PGS, LLC, a Texas limited liability company and a wholly-owned subsidiary of the Acquisition Sub (“TLSS Reverse”), entered into a Member Interest and Asset Exchange Agreement (the “Agreement”) with Badcer Ops, Inc., a Nevada corporation (the “Seller”), Jeff Badders and Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company (“Mercer”), as the shareholders of the Seller (the “Seller Shareholders”), Patriot Glass Solutions, LLC, a Texas limited liability company (“PGS”), and Michael Wanke (“Wanke”), the sole Manager and twenty percent (20%) owner of PGS. The Agreement provides for a reverse triangular merger of TLSS Reverse with and into PGS, with PGS as the surviving entity, pursuant to which the Seller’s eighty percent (80%) membership interest in PGS and four (4) nanotechnology patents (the “Patents”) will be exchanged, transferred and assigned to the Acquisition Sub in exchange for the Merger Consideration described below.

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

The closing of the transaction is expected to occur ten (10) days after audited financials for PGS for year-end 2024 and year-end 2025 and unaudited financials for PGS for the six months ended June 30, 2026 are completed and provided to TLSS, subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) the completion of satisfactory due diligence by TLSS; (ii) the accuracy of the representations and warranties of the parties; (iii) the procurement of acceptable landlord consent to the assignment of and amendments to PGS’s lease for its operating facilities; (iv) delivery of certain financial statements; and (v) other customary closing conditions as set forth in the Agreement.

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

For the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-
Operating expenses	227,501	389,375	460,958	721,646
Loss from operations	(227,501)	(389,375)	(460,958)	(721,646)
Other income (expenses), net	(3,733)	1,428,568	(5,418)	1,356,878
Income (loss) from continuing operations	(231,234)	1,039,193	(466,376)	635,232
Loss from discontinued operations	(89,741)	(92,251)	(179,483)	(186,560)
Net income (loss)	(320,975)	946,942	(645,859)	448,672
Deemed contribution on exchange of equity instruments	-	800,380	-	800,380
Deemed and accrued dividends	(278,599)	(140,696)	(554,137)	(217,686)
Net income (loss) attributable to common shareholders	$(599,574)	$1,606,626	$(1,199,996)	$1,031,366

Results of Operations

Revenue

For the three and six months ended June 30, 2026 and 2025, we generated no revenues.

Operating Expenses

For the three months ended June 30, 2026, total operating expenses amounted to $227,501 compared to $389,375 for the three months ended June 30, 2025, a decrease of $161,874, or 41.6%, as reflected in the accompanying chart and described more fully below. For the six months ended June 30, 2026, total operating expenses amounted to $460,958 compared to $721,646 for the six months ended June 30, 2025, a decrease of $260,688, or 36.1%, as reflected in the accompanying chart and described more fully below.

For the three and six months ended June 30, 2026 and 2025, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation and related benefits	$144,999	$160,340	$289,998	$320,680
Legal and professional Fees	81,919	226,301	169,003	397,261
General and administrative expenses	583	2,734	1,957	3,705
Total Operating Expenses	$227,501	$389,375	$460,958	$721,646

Compensation and related benefits

For the three months ended June 30, 2026, compensation and related benefits amounted to $144,999 as compared to $160,340 for the three months ended June 30, 2025, a decrease of $15,341, or 9.6%. During the three months ended June 30, 2026, the overall decrease in compensation and related benefits as compared to the six months ended June 30, 2025 was primarily attributable to a decrease in compensation deferred to our chief executive officer.

For the six months ended June 30, 2026, compensation and related benefits amounted to $289,998 as compared to $320,680 for the six months ended June 30, 2025, a decrease of $30,682, or 9.6%. During the six months ended June 30, 2026, the overall decrease in compensation and related benefits as compared to the six months ended June 30, 2025 was primarily attributable to a decrease in compensation deferred to our chief executive officer.

Legal and professional fees

For the three months ended June 30, 2026, legal and professional fees were $81,919 as compared to $226,301 for the three months ended June 30, 2025, a decrease of $144,382, or 63.8%, which was primarily attributable to a decrease in legal fees of $132,331, a decrease in accounting and auditing fees of $11,344 and a net decrease in other professional fees of $707.

For the six months ended June 30, 2026, legal and professional fees were $169,003 as compared to $397,261 for the six months ended June 30, 2025, a decrease of $228,258, or 57.5%, which was primarily attributable to a decrease in legal fees of $167,561, a decrease in accounting and auditing fees of $56,049 and a net decrease in other professional fees of $4,648.

General and administrative expenses

General and administrative expenses include bank fees and other general and administrative expenses. For the three months ended June 30, 2026, general and administrative expenses were $583 as compared to $2,734 for the three months ended June 30, 2025, a decrease of $2,151, or 78.7%.

General and administrative expenses include bank fees and other general and administrative expenses. For the six months ended June 30, 2026, general and administrative expenses were $1,957 as compared to $3,705 for the six months ended June 30, 2025, a decrease of $1,748, or 47.2%.

Loss from operations

For the three months ended June 30, 2026, loss from operations amounted to $227,501 as compared to $389,375 for the three months ended June 30, 2025, a decrease of $161,874, or 41.6%, primarily due to: (i) decreases in compensation and other benefits of $15,341 and (ii) a decrease in legal and professional fees of $144,382, and a decrease in general and administrative expenses of $2,151, as discussed above.

For the six months ended June 30, 2026, loss from operations amounted to $460,958 as compared to $721,646 for the six months ended June 30, 2025, a decrease of $260,688, or 36.1%, primarily due to: (i) decreases in compensation and other benefits of $30,682 and (ii) a decrease in legal and professional fees of $228,258, and a decrease in general and administrative expenses of $1,748, as discussed above.

Other income (expenses), net

Total other income (expenses) include interest expense and gain on debt extinguishment. For the three and six months ended June 30, 2026 and 2025, other expenses, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$(3,733)	$(9,198)	$(5,418)	$(18,301)
Interest expense – related parties	-	(43,976)	-	(106,563)
Gain on debt extinguishment	-	1,481,742	-	1,481,742
Total Other Income (Expenses), net	$(3,733)	$1,428,568	$(5,418)	$1,356,878

For the three months ended June 30, 2026 and 2025, aggregate interest expense was $3,733 and $53,174, respectively, a decrease of $49,441, or 93.0%. For the six months ended June 30, 2026 and 2025, aggregate interest expense was $5,418 and $124,864, respectively, a decrease of $119,446, or 95.7%. The decrease in interest expense was primarily attributable to an overall decrease in related party and third-party notes payable, as all 2024 and 2025 notes payable and related accrued interest were converted to Series J Preferred Stock.

For the three and six months ended June 30, 2025, in connection with the Series J Settlement Agreements and Series J Exchange Agreements, the Company recognized a gain on debt extinguishment of $1,466,728. Additionally, during the three and six months ended June 30, 2025, we recognized a gain on other debt extinguishment of $15,014. We did not recognize any gain on debt extinguishment during the three and six months ended June 30, 2026.

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

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2026 and 2025 related to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-
Operating expenses	-	(2,510)	-	(7,491)
Other expenses, net	(89,741)	(89,741)	(179,483)	(179,069)
Loss from discontinued operations	$(89,741)	$(92,251)	$(179,483)	$(186,560)

Net loss

Due to factors discussed above, for the three months ended June 30, 2026, and 2025, net (loss) income amounted to $(320,975) and $946,942, respectively. For the three months ended June 30, 2026, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred”) amounted to $(599,574), or $(0.00) per basic and diluted common share. For the three months ended June 30, 2025, net income attributable to common stockholders, which included dividends accrued on shares of Series E Preferred, Series G Preferred, and Series J Preferred of $140,696, and the recording of a deemed contribution on exchange of equity instruments of $800,380, amounted to $1,606,626, or $0.00 per basic and diluted common share.

Due to factors discussed above, for the six months ended June 30, 2026, and 2025, net (loss) income amounted to $(645,859) and $448,672, respectively. For the six months ended June 30, 2026, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred”) amounted to $(1,199,996), or $(0.00) per basic and diluted common share. For the six months ended June 30, 2025, net income attributable to common stockholders, which included dividends accrued on shares of Series E Preferred, Series G Preferred, and Series J Preferred of $217,686, and the recording of a deemed contribution on exchange of equity instruments of $800,380, amounted to $1,031,366, or $0.00 per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2026 and December 31, 2025, we had a cash balance of $29,082 and $15,835, respectively. Our working capital deficit was $9,134,091 and $7,934,095 on June 30, 2026 and December 31, 2025, respectively.

As of August 18, 2026, the Company had $61,464 in cash, consisting of: (i) $61,143 remaining from the issuance of unsecured promissory notes and (ii) $321 related to Severance Trucking.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $645,859 for the six months ended June 30, 2026. The net cash used in operations was $161,753 and $389,686 for the six months ended June 30, 2026 and 2025, respectively. Additionally, we had an accumulated deficit and working capital deficit of $148,365,105 and $9,134,091 on June 30, 2026, respectively. These factors, in addition to the cessation of all operations, raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

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

Cash Flows

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2026, amounted to $161,753. During the six months ended June 30, 2026, net cash used in operating activities was primarily attributable to a net loss of $645,859, adjusted for changes in operating assets and liabilities as a result of an increase in accounts payable and accrued expenses of $194,108, and an increase in deferred compensation and related benefits of $289,998.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025, amounted to $0.

Financing activities

For the six months ended June 30, 2026, net cash provided by financing activities totaled $175,000. During the six months ended June 30, 2026, we received cash proceeds of $175,000 from notes payable from unrelated third parties.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $581,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of June 30, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

Akabas & Sproule v. Transportation and Logistics Systems, Inc.

On March 19, 2025, the Company’s former law firm, Akabas & Sproule, filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, alleging three causes of action: (i) breach of contract; (ii) account stated, and (iii) unjust enrichment/quantum meruit. Akabas & Sproule seeks $86,571 in compensatory damages, $11,027 in interest through February 28, 2025, attorneys’ fees and costs, taxable costs of suit, and pre-judgment and post-judgment interest, all of which had been accrued as of September 30, 2025. On July 21, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “A&S Settlement Agreement”) with Akabas & Sproule seeking $86,571 in compensatory damages, $14,274 in interest and not less than $24,155 in costs of collection, for a total of $125,000 (the “A&S Claim”) in which all claims were resolved by the issuance of 1,250 shares of Series J Preferred and upon the satisfaction of certain obligations and conditions, the action will be dismissed with prejudice. The A&S Settlement Agreement was on substantially the same form as the Liability Settlement Agreements (see Note 6). In August 2025, the Company issued 1,250 shares of Series J Preferred to Akabas & Sproule and, on August 18, 2025, a Stipulation of Discontinuance with Prejudice was agreed to and filed by the parties with the Court.

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of June 30, 2026 and December 31, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations. On October 23, 2025, a damages assessment hearing was held by the Court via video conference, but no decision has been issued to date.

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of June 30, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

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

Our outstanding shares of Series J Preferred are each initially convertible for 100,000 shares of Common Stock. Furthermore, the Series J Preferred accrues dividends on a daily basis at a rate of 10% per annum, which may be paid in cash or shares of common stock, thereby increasing the number of shares of common stock issuable upon conversion. The conversion of some or all of the Series J Preferred Stock will result in the issuance of a substantial number of shares of common stock and, as a result, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution. As of June 30, 2026, an aggregate of approximately 11 billion shares of common stock were issuable upon conversion of the then-outstanding Series J Preferred, not including all dividends accrued as of such date.

If the PGS acquisition is not consummated, TLSS may remain a shell company and may lack an operating business.

The Company currently has no operating business. The PGS transaction remains subject to closing conditions. If the transaction has not closed, is terminated or is otherwise delayed, TLSS may continue to meet the Rule 12b-2 definition of a shell company, may be unable to replace its discontinued operations, and may face additional difficulty raising capital, attracting acquisition partners, maintaining liquidity and complying with its reporting obligations. There can be no assurance that the PGS transaction will close or that any resulting business will generate revenue or become profitable.

Even if the PGS acquisition closes, TLSS may continue to be treated as a shell company or face uncertainty regarding its status.

Closing the PGS transaction may not, by itself, establish that TLSS is no longer a shell company. TLSS must evaluate its operations and assets as of the filing date and make the required disclosures, including any applicable information reflecting its status as a non-shell company. Until the Company can support a conclusion that it is no longer a shell company, uncertainty regarding its status may impair the marketability and liquidity of its securities, restrict resale and capital-raising activities, increase SEC review and compliance costs, and adversely affect stockholder value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).

3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).

3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).

3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2024).

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on November 25, 2024, to the Certificate of Change of the Company dated December 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2024).

3.8	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.2	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).

4.4	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

4.5	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2023).

4.8	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026).

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

4.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2025).

10.1+	Termination Notice, dated as of August 26, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.2	Letter Agreement, dated as of August 27, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.3	Promissory Note, dated as of August 27, 2025 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.4	Form of Stock Award Agreement, dated as of August 28, 2025, between Transportation Logistics Systems, Inc. and certain former employees, consultants and Sebastian Giordano (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.5	Form of Settlement Agreement (Outstanding Liabilities) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2025).

10.6	Form of Settlement Agreement (Outstanding Liabilities and Warrants) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025).

10.7	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2025).

10.8	Settlement Agreement, dated as of December 15, 2025 by and between Transportation Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.9	Retention Agreement, dated as of December 15, 2025 by and between Transportation Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.10	Letter Agreement, dated as of January 9, 2026, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026).

10.11	Form of Promissory Note, dated as of January 9, 2026 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026).

10.12	Membership Interest and Asset Purchase and Sale Agreement, dated as of April 1, 2026, by and among the Company, TLSS Acquisition, Inc., a Delaware corporation; TLSS Reverse PGS, LLC, a Texas limited liability company; Badcer Ops, Inc., a Nevada corporation; Jeff Badders; Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company; Patriot Glass Solutions, LLC, a Texas limited liability company; and Michael Wanke (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2026).

10.13	Form of Promissory Note, dated as of April 24, 2026, between the Company, as borrower, and C/M Capital Master Fund, LP., as lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.14	Letter Agreement, dated as of April 24, 2026, between the Company and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.15+	Deferred Compensation Agreement with Sebastian Giordano dated April 23, 2026 (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2026).

10.16+	Form of Deferred Compensation Agreement with Directors dated April 23,2026 (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2026).

10.17+	Amendment No. 1 to the Retention Agreement dated April 23, 2026, by and between Transportation and Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2026).

10.18	Amended and Restated Promissory Note, dated as of July 16, 2026, between the Company, as borrower, and C/M Capital Master Fund, LP., as lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026).

10.19	Amended and Restated Letter Agreement, dated as of July 17, 2026, between the Company and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026).

10.20	Second Amendment to Member Interest and Asset Exchange Agreement, dated as of July 7, 2026, by and among the Company, TLSS Acquisition, Inc., a Delaware corporation; TLSS Reverse PGS, LLC, a Texas limited liability company; Badcer Ops, Inc., a Nevada corporation; Jeff Badders; Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company; Patriot Glass Solutions, LLC, a Texas limited liability company; and Michael Wanke. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2026).

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026).

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instances Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: August 19, 2026	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

