Form 10-Q
period 2026-09-30
Transportation & Logistics Systems, Inc.
filed 2026-11-13
CIK 1463208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, the registrant had outstanding 1,188,366 shares of common stock.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

FORM 10-Q

SEPTEMBER 30, 2026

i

For purposes of this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise indicated or the context otherwise requires, all references herein to “Transportation and Logistics Systems, Inc.”, the “Company”, “we”, “us”, “TLSS” and “our”, refer to Transportation and Logistics Systems, Inc., a Nevada corporation, and its wholly-owned subsidiaries: TLSS Acquisition, Inc. (“TLSSA”), TLSS Operations Holding Company, Inc. (“TLSS Ops”), Shyp CX, Inc. (“Shyp CX”), and Shyp FX, Inc. (“Shyp FX”); those entities wholly-owned by TLSS Ops, TLSS-CE, Inc. (“TLSS-CE”) and TLSS-STI, Inc. (“TLSS-STI”); JFK Cartage Co., Inc. (JFK Cartage”), a wholly-owned subsidiary of Cougar Express; Severance Trucking Co., Inc. (“Severance Trucking”), a wholly-owned subsidiary of TLSS-STI and Severance Warehousing, Inc. (“Severance Warehousing”) and McGrath Trailer Leasing, Inc. (“McGrath”), both wholly-owned subsidiaries of Severance Trucking, (Severance Trucking, Severance Warehousing, and McGrath collectively, (“Severance”).

TLSSA, TLSS Ops, Shyp CX, TLSS-CE, TLSS-STI, Cougar Express, JFK Cartage, and Severance, are hereinafter referred to as the “Subsidiaries”. Other than the Company, the results of operations and all accounts of the Subsidiaries for the three and nine months ended September 30, 2026 and 2025 are included as part of discontinued operations on the unaudited consolidated financial statements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,632	$15,835
Prepaid expenses and other current assets	4,000	1,500

Total Current Assets	13,632	17,335

TOTAL ASSETS	$13,632	$17,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$225,000	$-
Accounts payable	483,311	335,640
Accrued expenses	83,105	72,222
Accrued dividend payable	1,431,736	594,353
Deferred compensation and related benefits - related parties	424,997	-
Liabilities of discontinued operations	7,218,440	6,949,215

Total Current Liabilities	9,866,589	7,951,430

Total Liabilities	9,866,589	7,951,430

Series J convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; 110,424 shares issued and outstanding at September 30, 2026 and December 31, 2025 ($12,146,640 redemption value as of September 30, 2026 and December 31, 2025)	12,146,640	12,146,640

Commitments and Contingencies (See Note 6)

SHAREHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; authorized 10,000,000 shares:
Series B convertible preferred stock, par value $0.001 per share; 1,700,000 shares designated; No shares issued and outstanding at September 30, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series D convertible preferred stock, par value $0.001 per share; 1,250,000 shares designated; No shares issued and outstanding at September 30, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series E convertible preferred stock, par value $0.001 per share; 562,250 shares designated; No shares issued and outstanding at September 30, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series G convertible preferred stock, par value $0.001 per share; 1,000,000 shares designated; No shares issued and outstanding at September 30, 2026 and December 31, 2025 (No per share liquidation value)	-	-
Series H convertible preferred stock, par value $0.001 per share; 35,000 shares designated; 32,374 shares issued and outstanding at September 30, 2026 and December 31, 2025 (No per share liquidation value)	32	32
Common stock, par value $0.001 per share; 50,000,000,000 shares authorized; 1,188,366 shares issued and outstanding at September 30, 2026 and December 31, 2025	1,188	1,188
Additional paid-in capital	127,083,154	127,083,154
Accumulated deficit	(149,083,971)	(147,165,109)

Total Shareholders’ Deficit	(21,999,597)	(20,080,735)

Total Liabilities and Shareholders’ Deficit	$13,632	$17,335

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	134,999	192,006	424,997	512,686
Legal and professional fees	191,796	190,552	360,799	587,813
General and administrative expenses	13,619	12,810	15,576	16,515

Total Operating Expenses	340,414	395,368	801,372	1,117,014

LOSS FROM OPERATIONS	(340,414)	(395,368)	(801,372)	(1,117,014)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment	-	532,097	-	2,013,839
Interest expense	(5,465)	(14,548)	(10,883)	(32,849)
Interest expense - related parties	-	-	-	(106,563)

Total Other Income (Expenses), net	(5,465)	517,549	(10,883)	1,874,427

(LOSS) INCOME BEFORE INCOME TAXES	(345,879)	122,181	(812,255)	757,413

Provision for income taxes	-	-	-	-

(LOSS) INCOME FROM CONTINUING OPERATIONS	(345,879)	122,181	(812,255)	757,413

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(89,742)	(129,766)	(269,225)	(316,326)

NET (LOSS) INCOME	(435,621)	(7,585)	(1,081,480)	441,087

Deemed contribution on exchange of equity instruments	-	-	-	800,380
Accrued dividends	(283,245)	(253,880)	(837,382)	(471,566)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(718,866)	$(261,465)	$(1,918,862)	$769,901

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED
Net (loss) income per share from continuing operations -basic and diluted	$(0.52)	$(0.11)	$(1.38)	$0.91
Net loss per share from discontinued operations – basic and diluted	(0.08)	(0.11)	(0.23)	(0.26)
Net (loss) income per share - basic and diluted	$(0.60)	$(0.22)	$(1.61)	$0.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,188,366	1,188,366	1,188,366	1,188,366
Diluted	1,188,366	1,188,366	1,188,366	1,188,366

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2025	-	$-	-	$-	32,374	$32	1,188,366	$1,188	$127,083,154	$(147,165,109)	$(20,080,735)

Dividends accrued	-	-	-	-	-	-	-	-	-	(275,538)	(275,538)

Net loss	-	-	-	-	-	-	-	-	-	(324,884)	(324,884)

Balance, March 31, 2026	-	-	-	-	32,374	32	1,188,366	1,188	127,083,154	(147,765,531)	(20,681,157)

Dividends accrued	-	-	-	-	-	-	-	-	-	(278,599)	(278,599)

Net loss	-	-	-	-	-	-	-	-	-	(320,975)	(320,975)

Balance, June 30, 2026	-	-	-	-	32,374	32	1,188,366	1,188	127,083,154	(148,365,105)	(21,280,731)

Dividends accrued	-	-	-	-	-	-	-	-	-	(283,245)	(283,245)

Net loss	-	-	-	-	-	-	-	-	-	(435,621)	(435,621)

Balance, September 30, 2026	-	$-	-	$-	32,374	$32	1,188,366	$1,188	$127,083,154	$(149,083,971)	$(21,999,597)

	Preferred Stock Series E		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,418	$21	406,500	$407	32,374	$32	1,188,366	$1,188	$134,574,371	$(146,468,036)	$(11,892,017)

Dividends accrued	-	-	-	-	-	-	-	-	-	(76,990)	(76,990)

Net loss	-	-	-	-	-	-	-	-	-	(498,270)	(498,270)

Balance, March 31, 2025	21,418	21	406,500	407	32,374	32	1,188,366	1,188	134,574,371	(147,043,296)	(12,467,277)

Conversion of Series E and Series G preferred shares and accrued dividends and cancellation of warrants into Series J preferred shares	(21,418)	(21)	(406,500)	(407)	-	-	-	-	(4,355,264)	-	(4,355,692)

Series J redemption premium recorded	-	-	-	-	-	-	-	-	(856,880)	-	(856,880)

Gain on extinguishment of notes payable and accrued interest converted to Series J preferred shares	-	-	-	-	-	-	-	-	(541,788)	-	(541,788)

Gain on extinguishment of accounts payable and accrued expenses converted to Series J preferred shares	-	-	-	-	-	-	-	-	(495,355)	-	(495,355)

Gain on extinguishment of accrued dividends converted to Series J preferred shares	-	-	-	-	-	-	-	-	(429,585)	-	(429,585)

Dividends accrued	-	-	-	-	-	-	-	-	-	(140,696)	(140,696)

Net income	-	-	-	-	-	-	-	-	-	946,942	946,942

Balance, June 30, 2025	-	-	-	-	32,374	32	1,188,366	1,188	127,895,499	(146,237,050)	(18,340,331)

Conversion of accrued dividends and cancellation of warrants into Series J preferred shares	-	-	-	-	-	-	-	-	(3,100)	-	(3,100)

Series J redemption premium recorded	-	-	-	-	-	-	-	-	(107,350)	-	(107,350)

Gain on extinguishment of notes payable and accrued interest converted to Series J preferred shares	-	-	-	-	-	-	-	-	(45,247)	-	(45,247)

Gain on extinguishment of accounts payable and accrued expenses converted to Series J preferred shares	-	-	-	-	-	-	-	-	(486,900)	-	(486,900)

Issuance if Series J preferred shares for compensation and professional fees	-	-	-	-	-	-	-	-	(429,750)	-	(429,750)

Dividends accrued	-	-	-	-	-	-	-	-	-	(253,880)	(253,880)

Net loss	-	-	-	-	-	-	-	-	-	(7,585)	(7,585)

Balance, September 30, 2025	-	$-	-	$-	32,374	$32	1,188,366	$1,188	$126,823,152	$(146,498,515)	$(19,674,143)

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,081,480)	$441,087
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	-	40,000
Stock-based consulting fees	-	7,750
Allowance for credit losses - discontinued operations	-	419
Gain on debt extinguishment	-	(2,013,839)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,500)	(2,490)
Accounts payable and accrued expenses	158,555	414,882
Accrued expenses - related parties	-	106,562
Liabilities of discontinued operations	269,225	186,868
Deferred compensation and related benefits - related parties	424,997	360,187

NET CASH USED IN OPERATING ACTIVITIES	(231,203)	(458,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	225,000	325,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	225,000	325,000

NET DECREASE IN CASH	(6,203)	(133,574)

CASH, beginning of period	15,835	177,257

CASH, end of period	$9,632	$43,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series E and Series G preferred stock and accrued dividends to Series J preferred stock	$-	$1,117,823
Conversion of notes payable and notes payable - related parties and accrued interest to Series J preferred stock	$-	$2,596,793
Conversion of accounts payable and accrued expenses to Series J preferred stock	$-	$1,091,356
Increase in Series J redemption premium applied against additional paid-in capital	$-	$964,230
Accrual of preferred stock dividends	$837,382	$471,566

See accompanying notes to unaudited consolidated financial statements.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Transportation and Logistics Systems, Inc. (“TLSS” or the “Company”) is a publicly-traded holding company incorporated under the laws of the State of Nevada on July 25, 2008. Prior to mid-February 2024, when the Company ceased all remaining operations, its subsidiaries, provided a full suite of logistics and transportation services, specializing in ecommerce fulfillment, last mile deliveries, two-person home delivery, mid-mile, and long-haul services. The Company and its subsidiaries also operated several warehouse locations in New York, New Jersey, Connecticut, and Massachusetts. The subsidiaries of the Company during the nine months ended September 30, 2026 and 2025 include: JFK Cartage, Inc. (“JFK Cartage”); Severance Trucking Co., Inc. (“Severance Trucking”); Severance Warehousing, Inc. (“Severance Warehouse”); McGrath Trailer Leasing, Inc. (“McGrath”, and together with Severance Trucking and Severance Warehouse, hereinafter, “Severance”); TLSS Acquisition, Inc. (“TLSSA”); TLSS Operations Holding Company, Inc. (“TLSS Ops”); Shyp CX, Inc. (“Shyp CX”); Shyp FX, Inc. (“Shyp FX”); TLSS-CE, Inc. (“TLSS-CE”); and TLSS-STI, Inc. (“TLSS-STI”).

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

On August 4, 2022, Cougar Express closed on its acquisition of all outstanding stock of JFK Cartage, a New York-based full-service logistics provider. The effective date of the acquisition was July 31, 2022. In February 2024, due to lack of working capital to conduct its business, JFK Cartage ceased its operations and no longer conducts any business, and all of its assets of the Company were voluntarily conveyed to the Cougar Express Trustee. During the three and nine months ended September 30, 2026 and 2025, all activities and balances of JFK Cartage are included as part of discontinued operations on the unaudited consolidated financial statements. As of the date of these unaudited consolidated financial statements, neither TLSS-CE, which owns 100% of the stock of Cougar Express, or JFK Cartage have filed for bankruptcy.

Effective February 3, 2023, the Company’s wholly-owned subsidiary, TLSS-STI, closed on an acquisition of all outstanding stock of each of Severance Trucking, Severance Warehouse and McGrath, which together, offered less-than-truckload (LTL) trucking services throughout New England, with an effective date as of the close of business on January 31, 2023. The sellers of the stock of each entity were Kathryn Boyd, Clyde Severance, and Robert Severance, all individuals (the “Severance Sellers”). None of the Severance Sellers were affiliated with the Company or its affiliates. In February 2024, due to lack of working capital to conduct its business, Severance ceased its operations and no longer conducts any business, and all fixed assets of Severance were voluntarily surrendered to the Severance Sellers. For the three and nine months ended September 30, 2026, and 2025, all activities and balances of Severance are included as part of discontinued operations on the unaudited consolidated financial statements. As of the date of these unaudited consolidated financial statements, the Severance entities have not filed for bankruptcy.

On May 31, 2023, the Company formed TLSS Ops and TLSS-CE, companies organized under the laws of Delaware. Simultaneous with the formation of these entities, Cougar Express became a wholly-owned subsidiary of TLSS-CE; Severance Warehousing and McGrath became wholly-owned subsidiaries of Severance Trucking; Severance Trucking became a wholly-owned subsidiary of TLSS-STI; and each of TLSS-CE and TLSS-STI became wholly-owned subsidiaries of TLSS Ops. Other than the TLSS parent company, all entities are included as part of discontinued operations on the unaudited consolidated financial statements for the three and nine months ended September 30, 2026, and 2025. As of the date of these unaudited consolidated financial statements, TLSS Ops has not filed for bankruptcy.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Acquisition of Patriot Glass Solutions, LLC and Change in Shell Company Status

On April 1, 2026, the Company and its wholly-owned subsidiaries, TLSSA and TLSS Reverse PGS, LLC, a Texas limited liability company and a wholly-owned subsidiary of the TLSSA (“TLSS Reverse”), entered into a Member Interest and Asset Exchange Agreement (as amended, the “Purchase Agreement”) with Badcer Ops, Inc. (the “Seller”), the Seller’s shareholders, Patriot Glass Solutions, LLC (“PGS”) and the holder of the remaining 20% membership interest in PGS. On November 1, 2026, after the balance sheet date, the transaction closed. Through Acquisition Sub, the Company acquired an 80% membership interest in PGS and four U.S. patents relating to nanotechnology for strengthening glass. The consideration was 47,500 shares of Series J Preferred Stock with an aggregate stated value of $4,750,000.

PGS, which also does business as A1 Glass Coating, is based in Universal City, Texas. It is the North American distributor of C-Bond products. PGS markets, sells and installs nanotechnology-based glass-strengthening and ballistic-resistant window film systems. It sells directly to end users and through a nationwide network of authorized dealers and distributors. Its customers are principally educational institutions, government agencies, general contractors, and commercial and residential customers in the United States.

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

As a result of the acquisition, the Company ceased to be a shell company. It now conducts its operations through PGS, its 80%-owned subsidiary. The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 do not include the assets, liabilities or results of operations of PGS. See Note 9 – Subsequent Events for further information on the acquisition and related transactions.

Reverse Stock Split

On October 2, 2026, the Company effected a one-for-five thousand (1-for-5,000) reverse stock split of its outstanding common stock (the “Reverse Stock Split”). All common share and per share amounts in these condensed consolidated financial statements and notes have been retroactively adjusted for all periods presented to reflect the Reverse Stock Split. So have the conversion ratios of the Company’s convertible preferred stock. See Note 9 – Subsequent Events.

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

On August 11, 2026, the Company’s stockholders approved a reverse stock split of the Company’s common stock at a ratio of 1-for-5,000. On September 18, 2026, the Company filed a Certificate of Change with the Nevada Secretary of State, and the reverse stock split became effective on October 2, 2026. Authorized common stock did not change. Fractional shares were rounded up to the next whole share, resulting in the issuance of approximately 10,479 additional shares. The par value per share was not changed. All share and per-share amounts for common stock, warrants, and the conversion ratios and conversion prices of the Company’s convertible preferred stock presented in these unaudited consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Reclassifications

Certain amounts in the consolidated balance sheet as of December 31, 2025 and the consolidated statement of cash flows for the nine months ended September 30, 2025 have been reclassified to conform to the current period presentation. Specifically, on the December 31, 2025 consolidated balance sheet, dividends payable previously included in accrued expenses has been presented separately as accrued dividends payable, and on the statement of cash flows for the nine months ended September 30, 2025, liabilities of discontinued operations previously included in changes in accounts payable and accrued expenses has been presented separately as changes in liabilities of discontinued operations. These reclassifications had no effect on previously reported net income (loss), total stockholders’ equity (deficit), or net cash provided by (used in) operating, investing, or financing activities.

Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in these unaudited consolidated financial statements, the Company had a net loss of $1,081,480 for the nine months ended September 30, 2026. The net cash used in operations was $231,203 and $458,574 for the nine months ended September 30, 2026 and 2025, respectively. Additionally, the Company had an accumulated deficit and working capital deficit of $149,083,971 and $9,852,957, respectively, on September 30, 2026. Furthermore, subsequent to the discontinuation of its transportation and logistics business and prior to the acquisition of 80% of PGS on November 1, 2026, the Company had no operating business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Quarterly Report. The Company has previously restructured certain of its debt and obligations and is continuing to negotiate the restructuring of its remaining debts and obligations, as well as assessing the possibility of replacing its discontinued businesses and/or enter into new line(s) of business, whether by acquisition or otherwise. However, there can be no assurance that it will, in fact, be able to replace its former business and/or enter into new line(s) of business, or to do so profitably. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of preferred shares, from the issuance of promissory notes and convertible promissory notes, and from the exercise of warrants, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to further curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On September 30, 2026, the Company had no cash in the bank in excess of FDIC insured levels.

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

Fair value of financial instruments

The Financial Accounting Standards Board (“FASB”) issued ASC 820 — Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2026. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company measures certain financial instruments at fair value on a recurring basis. As of September 30, 2026 and December 31, 2025, the Company had no assets and liabilities measured at fair value on a recurring basis.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable, accrued expenses, liabilities of discontinued operations, and other payables approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these instruments are consistent with terms available in the market for instruments with similar risks.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. On September 30, 2026 and December 31, 2025, the Company did not have any cash equivalents.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates as a single operating and reporting segment, reflecting our sole focus of seeking new business opportunities. Our Chief Executive Officer serves as the Chief Operating Decision Maker (CODM), responsible for assessing the Company’s performance and making resource allocation decisions. The CODM evaluates financial information on a consolidated basis, focusing on key metrics such as general and administrative expenses, and other income/expenses. The CODM uses consolidated net loss as the measure of segment profit or loss. Significant segment expenses are compensation and related benefits, legal and professional fees, general and administrative expenses and interest expense, each as presented in the consolidated statements of operations. The CODM allocates resources based on the Company’s available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its business activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The measure of segment assets is reported on the balance sheet as total assets. Disaggregated profit or loss information at the program or functional level is not regularly provided to or relied upon by the CODM, as our integrated operating model emphasizes shared resources and centralized decision-making.

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

No revenue was generated during the nine months ended September 30, 2026 and 2025.

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

The following table presents a reconciliation of basic and diluted net (loss) income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income per common share - basic:
Net (loss) income	$(435,621)	$(7,585)	$(1,081,480)	$441,087
Add: deemed contribution on exchange of equity instruments	-	-	-	800,380
Less: accrued dividends	(283,245)	(253,880)	(837,382)	(471,566)
Net (loss) income attributable to common stockholders	$(718,866)	$(261,465)	$(1,918,862)	$769,901
Weighted average common shares outstanding – basic	1,188,366	1,188,366	1,188,366	1,188,366
Net (loss) income per common share – basic	$(0.60)	$(0.22)	$(1.61)	$0.65

Net (loss) income per common share - diluted:
Net (loss) income attributable to common shareholders – basic	$(718,866)	$(261,465)	$(1,918,862)	$769,901
Add: adjustments to net (loss) income	-	-	-	-
Numerator for (loss) income per common share – diluted	$(718,866)	$(261,465)	$(1,918,862)	$769,901

Weighted average common shares outstanding – basic	1,188,366	1,188,366	1,188,366	1,188,366
Add: dilutive shares related to:
Stock warrants	-	-	-	-
Convertible preferred shares	-	-	-	-
Weighted average common shares outstanding – diluted	1,188,366	1,188,366	1,188,366	1,188,366
Net (loss) income per common share – diluted	$(0.60)	$(0.22)	$(1.61)	$0.65

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Potentially dilutive securities are excluded from the computation of diluted shares outstanding for the three and nine months ended September 30, 2026 and 2025 as they would have an anti-dilutive impact on the Company’s net (loss) income in that period and consisted of the following:

	September 30, 2026	September 30, 2025
Stock warrants	6,000	57,714
Series H convertible preferred stock	64,748	64,748
Series J convertible preferred stock	2,208,480	1,928,460
	2,279,228	2,050,922

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

As of September 30, 2026 and December 31, 2025, aggregate notes payable to related parties in the principal amounts of $0 were outstanding. As of September 30, 2026 and December 31, 2025, the aggregate accrued interest payable to related parties amounted to $0. For the three months ended September 30, 2026 and 2025, interest expense – related parties amounted to $0 and $0, respectively. For the nine months ended September 30, 2026 and 2025, interest expense – related parties amounted to $0 and $106,563, respectively.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

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

On July 16, 2026, the Company entered into an amended and restated unsecured non-convertible promissory note (the “July 2026 Note”) in the principal amount of $50,000, with interest at the rate of 10% per annum accruing and due six months following the issuance date, with the 2025 Lender. The proceeds of the July 2026 Note are to be used for the primary purpose of funding: (i) the preparation and submission of any requisite Company SEC and OTC filings; (ii) such tax-related and other activities as may be necessary or legally required from time to time to restore the Company to good standing from applicable tax and compliance perspectives; (iii) transfer agent costs; and (iv) fees for routine litigation matters in the ordinary course of business. The July 2026 Note may be prepaid in whole or in part at any time and from time to time upon three (3) prior business days’ written notice, without penalty. The Company may also repay the July 2026 Note upon maturity or at such time as the Company and the 2025 Lender may agree to effect repayment. The July 2026 Note also contains customary events of default, which include, without limitation, failure to pay principal, interest or other charges in respect of the July 2026 Note when due at maturity or otherwise, failure to satisfy any covenant in the July 2026 Note or other agreements between the Company and the 2025 Lender or any other creditor, breach of representations and warranties set forth in the July 2026 Note or any transaction document executed contemporaneously with the July 2026 Note, and certain judgment defaults, events of bankruptcy or insolvency of the Company. Upon the occurrence of such an event of default under the July 2026 Note, the 2025 Lender has the right to demand repayment of the July 2026 Note in full upon five (5) business days’ notice to the Company. In the event that full payment is not made upon the expiry of a thirty (30) day period, a default penalty equal to 5.0% per month during the period of default in excess of the 10% interest rate will apply to the entire amount of the July 2026 Note outstanding, including any accrued but unpaid interest. The 2025 Lender may then, at its sole discretion, declare the entire then-outstanding principal amount of the July 2026 Note and any accrued but unpaid interest due thereunder immediately due and payable, in which event the 2025 Lender may, at its sole discretion, take any action it deems necessary to recover amounts due under the Note. Concurrently with the amendment and restatement of the Note, the Company also entered into an amended and restated letter agreement, dated July 17, 2026 (the “Letter Agreement”), with the 2025 Lender, which amends and restates the letter agreement previously entered into between the Company and the 2025 Lender. The Letter Agreement sets forth, among other items, the intended use of proceeds of the July 2026 Note as described above, confirms that the July 2026 Note is in parity with the other outstanding notes issued by the Company to the 2025 Lender, and extends the maturity date of the Notes to September 30, 2026. The July 2026 Note and the Letter Agreement are on the same form as those previously entered into with the 2025 Lender.

On October 22, 2026, the due dates of the January 2026 Note and April 2026 Note were extended to December 31, 2026.

As of September 30, 2026 and December 31, 2025, aggregate notes payable in the aggregate principal amounts of $225,000 and $0, respectively, were outstanding. As of September 30, 2026 and December 31, 2025, aggregate accrued interest payable on notes payable of $10,883 and $0, respectively, were outstanding, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

NOTE 5– STOCKHOLDERS’ DEFICIT

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Series B preferred stock

On August 16, 2019, the Company filed the Certificate of Designation, Preferences, and Rights of Series B Convertible Preferred Shares with the Secretary of State of the State of Nevada (the “Series B Preferred COD”) designating 1,700,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 and a stated value of $0.001 (the “Series B Preferred”). The Series B Preferred have no voting rights and are not redeemable. Each share of Series B Preferred stock is convertible into one shares of common stock at the option of the holder subject to beneficial ownership limitation. A holder of Series B Preferred may not convert any shares of Series B Preferred into common stock if the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series B Preferred COD. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series B Preferred COD, provided that any such increase or decrease in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

As of September 30, 2026 and December 31, 2025, there were no Series B preferred stock issued or outstanding.

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

As of September 30, 2026 and December 31, 2025, no shares of Series D Preferred were outstanding.

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

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series E Preferred shall be convertible into that number of shares of common stock calculated by dividing the Series E Stated Value of each share of Series E Preferred being converted by the conversion price. The initial conversion price was $50.00, subject to certain adjustments as provided below. In addition, the Company shall issue any holder of Series E Preferred converting all or any portion of their Series E Preferred an additional sum (the “Make Good Amount”) equal to $210 for each $1,000 of Series E Stated Value of the Series E Preferred converted pro-rated for amounts more or less than $1,000, increasing to $310 for each $1,000 of Series E Stated Value during the Triggering Event Period (the “Extra Amount”). Subject a beneficial ownership limitation of 4.99% or 9.99%, the Make Good Amount shall be paid in shares of common stock, as follows: The number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 80% times the average VWAP for the five trading days prior to the date a holder delivered a notice of conversion to the Company (the “Conversion Date”). During the Triggering Event Period, the number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Extra Amount by the product of 70% times the average VWAP for the five trading days prior to the Conversion Date.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Subject to a beneficial ownership limitation of 4.99% or 9.99%, at any time during the period commencing on the date of the occurrence of a Triggering Event and ending on the date of the cure of such Triggering Event (the “Triggering Event Period”), a holder may, at such holder’s option, by delivery of a conversion notice to the Company to convert all, or any number of Series E Preferred (such conversion amount of the Series E Preferred to be converted pursuant to this Section 6(b) (the “Triggering Event Conversion Amount”), into shares of common stock at the Triggering Event Conversion Price. The “Triggering Event Conversion Amount” means 125% of the Series E Stated Value and the “Triggering Event Conversion Price” means $30.00.

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

As of September 30, 2026 and December 31, 2025, the Company has accrued dividends payable of $9,741 and $9,741, respectively, which has been included in accrued dividends payable on the accompanying unaudited consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, no shares of Series E Preferred were issued and outstanding.

Series G preferred stock

On December 31, 2021, we entered into securities purchase agreements with investors pursuant to which the Company issued an aggregate of (i) 710,000 shares of a newly created series of preferred stock called the Series G Preferred and (ii) common stock purchase warrants to purchase up to 140,000 shares of the Company’s common stock with an exercise price of $50.00 (the “Series G Offering”). In connection with the Series G Offering, on December 28, 2021, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (as amended, the “Series G COD”) with the Secretary of State of the State of Nevada designating 1,000,000 shares of preferred stock as Series G Preferred. The Series G Preferred has a stated value of $10.00 per share (the “Series G Stated Value”). The gross proceeds to the Company from the Series G Offering were $7,100,000.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Subject to a beneficial ownership limitation and customary adjustments for stock dividends and stock splits, each share of Series G Preferred shall be convertible into that number of shares of common stock calculated by dividing the Series G Stated Value of each share of Series G Preferred being converted by the applicable conversion price. The initial conversion price of the Series G Preferred was $50.00, subject to adjustment as provided below. In addition, the Company will issue a holder of Series G Preferred converting all or any portion of their Series G Preferred an additional sum (the “Series G Make Good Amount”) equal to $210 for each $1,000 of Series G Stated Value converted pro-rated for amounts more or less than $1,000 (the “Series G Extra Amount”). Subject to a beneficial ownership limitation, the Make Good Amount shall be paid in shares of common stock, as follows: the number of shares of common stock issuable as the Make Good Amount shall be calculated by dividing the Series G Extra Amount by the product of 80% times the average VWAP for the five trading days prior to the date a holder of Series G Preferred delivered a notice of conversion to the Company (the “Conversion Date”).

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

As of September 30, 2026 and December 31, 2025, the Company had accrued dividends payable of $0.

As of September 30, 2026 and December 31, 2025, no shares of Series G Preferred were issued and outstanding.

Series H preferred stock

On September 20, 2022, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (the “Series H COD”) with the Secretary of State of the State of Nevada designating 35,000 shares of preferred stock as Series H (“Series H Preferred”). The Series H Preferred has no stated value and pursuant to the Series H COD:

●	Each share of Series H Preferred shall have no voting rights.

●	Each share of Series H Preferred shall be convertible into 2 shares of the Company’s common stock, subject to the beneficial ownership limitations. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Series H Preferred held by such holder. The holder of Series H Preferred and the Company, by mutual consent, may increase or decrease the Beneficial Ownership Limitation provisions of the Series H COD, provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred held by the Holder.

●	Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series H Preferred stock shall be entitled to receive out of assets of the Company legally available therefor the same amount that a holder of the Company’s common stock would receive on an as-converted basis (without regard to the beneficial ownership limitation or any other conversion limitations hereunder). The right of a Series H Holder to receive such payment shall be preferential to the right of holders of common stock but shall be subordinate to the rights of the holder of any other series of preferred stock of the Company.

As of both September 30, 2026 and December 31, 2025, 32,374 shares of Series H Preferred were outstanding.

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

The Series J Preferred, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, are senior in rank to all shares of capital stock of the Company that are outstanding on the date that shares of Series J Preferred are issued. At any time from and after the date of issuance of any Series J Preferred, a holder of Series J Preferred may convert all, or any part, of the outstanding Series J Preferred, at any time at such holder’s option, into shares of common stock at an initial conversion price of $5.00, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Subject to any applicable rules and regulations of the applicable securities exchange or quotation system, the Company has the right to, at any time, with the written consent of a majority of the holders of outstanding Series J Preferred, lower the conversion price to any amount.

Each holder of Series J Preferred is prohibited from converting their shares of Series J Preferred if, after giving effect to the issuance of such shares of common stock, such holder together with its affiliates would beneficially own more than 4.99% of the outstanding common stock. A holder of Series J Preferred may increase such beneficial ownership limitation to 9.99% upon notice to the Company, with such increase becoming effective on the 61st day after such notice is delivered to the Company. In addition, holders of Series J Preferred are prohibited from converting their shares of Series J Preferred if such conversion would result in an amount of common stock being issued to such holder that is equal to more than 10% of the trading volume of the common stock, however, if the conversion price at the time of conversion is greater than $2,000, then such prohibition will not apply.

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

The shares of Series J Preferred are redeemable upon the occurrence of certain triggering events, excluding events, facts or circumstances that occurred prior to or were in existence as of the date of the Series J Certificate. Upon such triggering events, holders of Series J Preferred have the option to cause the Company to redeem all or part of such holder’s shares of Series J Preferred at a price per share equal to 110% of the stated value of such shares. The Company accounts for its Series J preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series J Preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control is classified as temporary equity. The Company’s Series J Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series J preferred stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets. In connection with the recording of the 10% redemption premium, through September 30, 2026, the Company increased the redemption value of the Series J preferred stock by $1,104,240, which was reflected as an offset against additional paid-in capital.

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

Between June 17, 2025 and June 30, 2025, the Company entered into Exchange Agreements with the holders of the Company’s securities, pursuant to which (i) an aggregate of 21,418 shares of Series E Preferred and accrued dividends of $191,160 and 406,500 shares of Series G Preferred and accrued dividends of $925,047 were exchanged, and (ii) common stock purchase warrants to purchase up to 118,729 shares of common stock (the “Cancelled Warrants”) were cancelled for an aggregate of 54,719 shares of Series J Preferred, effective as of June 1, 2025. During July 2025, the Company entered into Series J Settlement Agreements with former holders of shares of Series E Preferred and Series G Preferred, pursuant to which, such former shareholders converted accrued dividends of $1,616 and cancelled warrants to purchase up to 7,000 shares of common stock in exchange for the issuance of an aggregate of 47 shares of Series J Preferred. In connection with the exchange of Series E Preferred and Series G Preferred and outstanding accrued dividends to Series J Preferred, during the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $16 and $429,601, respectively, which is included in gain on debt extinguishment on the accompanying consolidated statement of operations. Additionally, on June 1, 2025, in connection with the exchange of shares of Series E Preferred and Series G Preferred and the cancellation of the Cancelled Warrants, the Company determined that all such securities were extinguished as a result of such exchange and cancellation. As a result, the difference between the carrying amount of the shares of Series E Preferred and Series G Preferred and the fair value of the shares of Series J Preferred, in an amount equal to $800,380 was recognized as a deemed contribution in the year ended December 31, 2025 that increased additional paid-in capital and income attributable to common shareholders in calculating net income (loss) per common share in accordance with ASC 260-10.

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

Between May 30, 2025 and July 21, 2025, the Company entered into Series J Settlement Agreements with certain vendors of the Company (the “Vendors”), pursuant to which the Vendors settled an aggregate of $550,395 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 5,504 shares of Series J Preferred, effective as of June 1, 2025. Additionally, on July 21, 2025, the Company entered into the A&S Settlement Agreement in connection with the A&S Claim in which all claims aggregating $125,000 were resolved by the issuance of 1,250 shares of the Company’s Series J Senior Convertible Preferred Stock. On July 21, 2025, the Company entered into a Series J Settlement Agreement with a vendor (the “July Vendor”), pursuant to which the July Vendor agreed to settle $379,961 in outstanding accounts payable and accrued expense payable in exchange for the issuance of an aggregate of 3,800 shares of Series J Preferred. On July 21, 2025, the Company entered into the Litigation Settlement Agreement with SCS, pursuant to which the Company settled $36,000 in money the Company owed to SCS in exchange for the issuance of 360 shares of Series J Preferred Stock, effective as of July 23, 2025. As of December 31, 2024, the settlement amount of $36,000 had been recorded and reflected in accounts payable on the accompanying consolidated balance sheet. In connection with the exchange of outstanding accounts payable and accrued expense to shares of Series J Preferred, during the three and nine months ended September 30, 2025, the Company recorded a gain on debt extinguishment of $486,860 and $982,143, which is included in gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

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

On November 12, 2025, the Company entered into exchange agreements (the “November Exchange Agreements”) with certain holders (the “November Exchange Holders”) of outstanding warrants to purchase up to an aggregate of 47,143 shares of common stock, pursuant to which the November Exchange Holders agreed to cancel, and we cancelled effective as of such date, their respective outstanding warrants in exchange for the issuance of an aggregate of 209 shares of Series J Preferred. In connection with the exchange of outstanding warrants to shares of Series J Preferred, during the year ended December 31, 2025, the Company recorded a loss on debt extinguishment of $20,900.

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

Dividends on the Series J Preferred are payable semi-annually on June 1 and December 1 in cash or, at the Company’s option, in shares of common stock. The Company did not pay the dividends due December 1, 2025 or June 1, 2026. As of September 30, 2026 and December 31, 2025, accrued and unpaid dividends on the Series J Preferred were $1,421,995 and $584,613, respectively, which are included in accrued dividends payable on the accompanying unaudited consolidated balance sheets. Nonpayment of dividends constitute a Triggering Event under the Series J Certificate and accordingly, dividends shall be paid in cash.

As of both September 30, 2026 and December 31, 2025, 110,424 shares of Series J Preferred were outstanding.

Warrants

Warrant activities for the nine months ended September 30, 2026 are summarized as follows:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2025	10,571	$10.00	0.79	$-
Expired	(4,571)	-	-	-
Balance Outstanding September 30, 2026	6,000	$10.00	0.25	$-
Exercisable, September 30, 2026	6,000	$10.00	0.25	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, we may be involved in litigation or receive claims arising out of our operations in the normal course of business. Other than discussed below, we are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on our business, financial condition, or operating results. We also disclose any recent settlements and accruals taken in connection therewith, as of September 30, 2026.

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

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $588,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of September 30, 2026 and December 31, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations. On October 23, 2025, a damages assessment hearing was held by the Court via video conference. To date, the Company has not received any decision.

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of September 30, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Employment agreements

Agreements with Chief Executive Officer

On December 15, 2025 and as amended on April 23, 2026, we entered into a Retention Agreement (the “Retention Agreement”) with Mr. Giordano, pursuant to which Mr. Giordano agreed to continue to act as the Chairman, Chief Executive Officer and Chief Financial Officer of the Company and the Company agreed to pay Mr. Giordano up to $500,000 in cash bonuses upon the occurrence of certain events and the satisfaction or waiver of certain conditions. Pursuant to the Retention Agreement, as amended, upon the closing of a qualified financing in which the Company raises at least $1,000,000 in gross proceeds by December 31, 2026, the Company will pay Mr. Giordano a $250,000 cash bonus, and upon the closing of a financing in which we raise at least $2,500,000 in gross proceeds by December 31, 2026, the Company will pay Mr. Giordano an additional $250,000 cash bonus (the “Retention Bonuses”). Further, pursuant to the Retention Agreement, as amended, if the Company has not raised aggregate gross proceeds of $3,500,000 by December 31, 2026, the deadline for payment of any remaining Retention Bonus amounts may be extended upon the written consent of Mr. Giordano, which consent may be granted or withheld in Mr. Giordano’s sole discretion. The amendment to the Retention Agreement states that the Retention Bonuses shall be paid on a pro-rata basis relative to any capital raised, rather than only upon meeting the full financing thresholds. In addition, the Company and Mr. Giordano agreed to negotiate in good faith and enter into a new employment agreement with respect to services performed by Mr. Giordano for the Company no later than the closing of an acquisition. As of the date of this filing, a new employment agreement has not been negotiated. As of September 30, 2026, the Company has not closed on any qualified financings and accordingly, not accrual of retention bonuses has occurred.

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

On April 23, 2026, the Company entered into a Deferred Compensation Agreement with Mr. Giordano, whereby the Company and Mr. Giordano desire to defer payment of all such compensation earned from January 1, 2026 through the closing date of an Acquisition Closing (see Note 9). In connection with the Deferred Compensation Agreement, based upon estimated annual compensation of $400,000, the estimated monthly deferral amount is $33,333.33 per month. Actual Deferred Amounts shall be determined based on compensation earned as updated from time to time in accordance with the Deferred Compensation Agreement. All salary, wages, bonuses, and any other cash compensation earned by Mr. Giordano from January 1, 2026 through the Acquisition Closing (collectively, the “Deferred Amounts”) shall be deferred and shall not be paid, credited, or made available to Mr. Giordano until a Triggering Event as defined below.

Deferred Amounts shall become payable to Mr. Giordano within thirty (30) days following the earliest to occur of the following (each, a “Triggering Event”):

(a) the Acquisition Closing, which occurred on November 1, 2026;

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

In connection with the Deferred Compensation Agreement, during the three and nine months ended September 30, 2026, the Company recorded deferred compensation of $99,999 and $299,997, respectively, which is deferred and included in deferred compensation and related benefits – related parties on the accompanying unaudited consolidated balance sheet as of September 30, 2026.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

As of September 30, 2026 and December 31, 2025, under the Deferred Compensation Agreement dated April 23, 2026, the amount of compensation and benefit amounts due to Mr. Giordano amounted to $299,997 and $0, respectively, which is included in deferred compensation and related benefits on the accompanying unaudited consolidated balance sheet.

Agreements with Directors

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

If Director is removed from the Board for Cause or voluntarily resigns from the Board, the Deferred Amounts shall remain deferred and shall be paid upon the earliest to occur of the Triggering Events set forth in clauses (a), (b), (d), or (e) above. In July 2026, one of the Company’s directors resigned.

In connection with the Director Deferred Compensation Agreements, during the three and nine months ended September 30, 2026, the Company recorded deferred compensation of $35,000 and $125,000, which is deferred and included in deferred compensation and related benefits on the accompanying unaudited consolidated balance sheet as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, deferred compensation and related benefits are summarized as follows:

	September 30, 2026	December 31, 2025
Unpaid and deferred base salary – CEO	$299,997	$-
Director deferred compensation	125,000	-
Total	$424,997	$-

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

As of September 30, 2026 and December 31, 2025, aggregate notes payable to related parties in the principal amounts of $0 were outstanding. As of September 30, 2026 and December 31, 2025, the aggregate accrued interest payable to related parties amounted to $0. For the three months ended September 30, 2026 and 2025, interest expense – related parties amounted to $0. For the nine months ended September 30, 2026, and 2025, interest expense – related parties amounted to $0 and $106,563, respectively.

As of September 30, 2026, the Company owed $299,997 to its Chief Executive Officer and $125,000 to its directors under deferred compensation agreements dated April 23, 2026 (see Note 6), presented as deferred compensation – related parties.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	September 30,	December 31,
	2026	2025
Assets of discontinued operations:
Cash	$-	$-
Assets of discontinued operations, current portion	-	-
Total assets of discontinued operations	$-	$-

Liabilities of discontinued operations:
Notes payable, current portion	$2,467,432	$2,467,432
Accounts payable	1,206,575	1,206,575
Accrued expenses	1,022,391	753,166
Lease liabilities, current portion	2,522,042	2,522,042
Liabilities of discontinued operations, current portion	7,218,440	6,949,215
Total liabilities of discontinued operations	$7,218,440	$6,949,215

The following table summarizes the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-
Operating expenses	-	(24,024)	-	(31,515)
Interest expense	(89,742)	(105,742)	(269,225)	(284,811)
Loss from discontinued operations	$(89,742)	$(129,766)	$(269,225)	$(316,326)

Notes Payable

On September 30, 2026 and December 31, 2025, notes payable included in liabilities of discontinued operations consisted of the following:

	September 30, 2026	December 31, 2025
Principal amounts	$2,467,432	$2,467,432
Less: current portion of notes payable	(2,467,432)	(2,467,432)
Notes payable – long-term	$-	$-

Interest continues to accrue on the notes payable of the discontinued subsidiaries at the contractual default rates of the JFK Cartage acquisition note and Severance Trucking acquisition note. These liabilities will remain until they are paid, settled or the Company is legally released from them.

JFK Cartage acquisition promissory note

On July 31, 2022, in connection with the acquisition of JFK Cartage, JFK Cartage issued a promissory note in the amount of $696,935. Principal amount of $98,448 was paid prior to December 31, 2022. The remaining balance of $598,487 was payable in three annual installments of $199,496, with interest at 5% per annum, payable on July 31, 2023, July 31, 2024, and July 31, 2025, respectively. On August 28, 2023, and effective on July 31, 2023, the Company and the JFK Cartage Seller entered into a First Amendment to Secured Promissory Note (the “Amended Note”) to extend the first annual installment due on July 31, 2023 which was treated as a note modification. Pursuant to the Amended Note, the Company paid or should have paid:

(i)	An interest payment in the amount of $6,501 which was paid no later than July 28, 2023:

(ii)	23 equal weekly payments of interest only, each in the amount of $1,571 (each a “Weekly Interest Payment”) payable commencing on July 28, 2023, with the last Weekly Interest Payment due on or before December 29, 2023;

(iii)	$199,496 was payable on December 31, 2023;

(iv)	$199,496 was payable on July 31, 2024, plus interest at 5% per annum for the 7 months of January 2024 through July 2024, in the total amount of $11,637.25 and,

(v)	$l99,495 was payable on July 31, 2025, plus interest at 5% per annum for the 12 months from August 2024 through July 2025 in the total amount of $9,975.

On September 30, 2026 and December 31, 2025, the principal amount related to the Amended Note was $598,487, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. This note is in default.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Severance Trucking acquisition promissory note

On January 31, 2023, in connection with the acquisition of the Severance entities, Severance Trucking issued a promissory note in the amount of $1,572,939 to the Severance Sellers (“Secured Severance Note”). The Secured Severance Note is a secured promissory note which accrues interest at the rate of 12% per annum. The entire unpaid principal under the Secured Severance Note was originally due and payable in three equal payments on August 1, 2023, February 1, 2024, and August 1, 2024, respectively, together with all accrued and unpaid interest thereunder, unless paid sooner. On September 30, 2026 and December 31, 2025, the principal amount related to this note was $1,395,768 and $1,395,768, respectively, which is included in liabilities of discontinued operations on the accompanying unaudited consolidated balance sheets. Subsequent to December 31, 2023, Severance Trucking ceased its operations, and all fixed assets of the Company were voluntarily surrendered to the Severance Sellers.

The Severance Trucking Sellers demanded that the Company make the immediate full payment of (i) the entire principal balance due under the Severance Trucking Note, together with all interest accrued thereon, and (ii) a late charge of five percent (5%) of the Severance Trucking January payment. The Severance Trucking Sellers also noted that if the full payment due under the Severance Trucking Note was not made to the Severance Trucking Sellers, then the Severance Trucking Sellers could immediately thereafter pursue all their rights and remedies under the Severance Trucking Note, including, without limitation, liquidation of all of the collateral of the Company. If the Severance Trucking Sellers took such action, then, the Company would be responsible for all costs and expenses in connection with the collection and enforcement (“Expenses”) of the payment due under the Default Notices, and that such Expenses shall accrue interest at a rate of 18% per annum. On February 26, 2024, the Company voluntarily surrendered the unencumbered owned fixed assets of Severance Trucking operations to the Severance Trucking Sellers.

Equipment and auto notes payable

On September 22, 2022, JFK Cartage entered into a promissory note for the purchase of a truck in the amount of $61,979. The note was due in forty-eight monthly installments of $1,645 which began in September 2022. The note was secured by the truck. On September 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $41,624 and $41,624, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

In connection with the acquisition of the Severance entities, on January 31, 2023, the Company assumed an equipment note payable due to an entity amounting to $23,000. On September 30, 2026 and December 31, 2025, equipment note payable to this entity amounted to $16,511, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

On April 1, 2023, Severance Trucking entered into a promissory note for the purchase of a yard truck in the amount of $50,634. The note is due in 48 monthly installments of $1,254 which began in April 2023. The note was secured by the truck. On September 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $40,537 and $40,537, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

On April 14, 2023, Severance Trucking entered into a promissory note for the purchase of a truck in the amount of $53,275. The note is due in 48 monthly installments of $1,379 which began in April 2023. The note was secured by the truck. On September 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $45,079 and $45,079, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

On July 13, 2023, Severance Trucking entered into a promissory note for the purchase of three trucks in the amount of $278,085. The note is due in 60 monthly installments of $5,762 which began in August 2023. The note is secured by the trucks. On September 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $253,277 and $253,277, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

On September 8, 2023, Severance Trucking entered into a promissory note for the purchase of two trucks in the amount of $83,398. The note is due in 48 monthly installments of $2,107 which began in October 2023. The note is secured by the trucks. On September 30, 2026 and December 31, 2025, the equipment note payable to this entity amounted to $76,149 and $76,149, respectively, which is included in liabilities of discontinued operations on the accompanying consolidated balance sheets. As of September 30, 2026, the trucks securing this loan were forfeited and returned to the lender.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Operating and Financing Lease Right-Of-Use (“Rou”) Assets and Operating and Financing Lease Liabilities

In February 2024, the Company abandoned all remaining leased premises.

On September 30, 2026 and December 31, 2025, operating and financing lease liabilities related to the abandoned ROU assets are included in liabilities of discontinued operations and are summarized as follows:

	September 30, 2026	December 31, 2025
Lease liabilities related to office leases and revenue equipment right of use assets	$2,522,042	$2,522,042
Less: current portion of lease liabilities	(2,522,042)	(2,522,042)
Lease liabilities – long-term	$-	$-

Other liabilities of discontinued operations

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $588,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

On August 24, 2024, TLSS Ops received a Notice of Default and Demand for Payment from RxBenefits, Inc. (“RxBenefits”) due to the Company’s failure to pay certain invoices, plus interest and late service charges due under the Administrative Services Agreement by and between RxBenefits and TLSS Operations Holding, in the amount of $111,618. On October 1, 2025, RxBenefits filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of September 30, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany unaudited consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

Reverse Stock Split

On October 2, 2026, the Company effected the 1-for-5,000 Reverse Stock Split of its outstanding common stock. The Reverse Stock Split did not change the number of authorized shares of common stock, which remains at 50,000,000,000, or the par value of $0.001 per share. Any fractional share that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share, and no cash was paid in lieu of fractional shares. Fractional shares issued amounted to approximately 10,479 shares. As required, all common share and per share amounts in these condensed consolidated financial statements have been retroactively adjusted for all periods presented.

After giving effect to the Reverse Stock Split:

●	The conversion price of the Series J Preferred Stock is $5.00 per share, so each share of Series J Preferred Stock is convertible into 20 shares of common stock.
●	Each share of Series H Convertible Preferred Stock is convertible into 2 shares of common stock.
●	In each case, conversion is subject to the beneficial ownership limitations in the applicable certificate of designation.

Acquisition of Patriot Glass Solutions, LLC

On November 1, 2026 (the “Closing Date”), the Company completed the transactions contemplated by the Purchase Agreement. The Purchase Agreement was dated April 1, 2026 and was amended on June 1, 2026, July 7, 2026, August 19, 2026, September 22, 2026 and November 1, 2026 (the “Fifth Amendment”). It was also extended by a Notice of Extension of Closing Date dated July 31, 2026.

Under the Purchase Agreement, TLSSA merged with and into PGS in a reverse triangular merger, with PGS surviving. At closing, the following were exchanged and assigned to TLSSA:

●	the Seller’s 80% membership interest in PGS; and
●	four U.S. patents owned by the Seller relating to nanotechnology for strengthening glass and glass products (the “Patents”).

In exchange, the Company issued 47,500 shares of Series J Preferred Stock with a stated value of $100 per share, or an aggregate stated value of $4,750,000 (the “Merger Consideration”). The remaining 20% membership interest in PGS continues to be held by PGS’s founder and Chief Executive Officer (the “PGS Minority Member”). TLSSA appoints all three managers of PGS.

At closing, TLSSA granted PGS a non-exclusive license to use the Patents in its business. The Seller assigned to PGS:

●	the trademarks used in the PGS business, with the associated goodwill; and
●	its distributor agreement with CB Nanoshield, LLC, under which PGS obtains C-Bond products.

Settlement of PGS secured notes. Under the Fifth Amendment, the Company also issued 3,518 shares of Series J Preferred Stock directly to the Seller’s two shareholders. These shares had an aggregate stated value of $351,800. They settled three secured promissory notes of PGS dated February 24, 2025, with original principal amounts of $140,000, $75,000 and $76,000, plus $11,000 of expense advances made to PGS, in each case including accrued interest. The issuance constituted payment in full of those obligations, and PGS was released as maker. In connection with this settlement, the value of the stock option to be granted to the PGS Minority Member under his employment agreement (described below) was reduced from $800,000 to $730,000.

Indemnification. Representations and warranties under the Purchase Agreement survive for twelve months after the Closing Date. Indemnification claims by the Company against the Seller and its shareholders are subject to the following limits:

●	a $50,000 deductible;
●	a cap equal to 25% of the Merger Consideration; and
●	no escrow or holdback, with no ability to satisfy claims by offset against the Series J Preferred Stock issued.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Accounting treatment. The Company has concluded that it is the accounting acquirer. It will account for the acquisition as a business combination under ASC 805, Business Combinations. Under this approach:

●	PGS’s identifiable assets acquired and liabilities assumed, including the Patents, will be recognized at their acquisition-date fair values.
●	A noncontrolling interest will be recognized for the PGS Minority Member’s 20% membership interest.
●	Goodwill will be recognized for any excess of the fair value of the consideration transferred and the noncontrolling interest over the fair value of the identifiable net assets acquired.

The Company acquired PGS to establish an operating platform focused on safety and security technologies. Because the transaction closed shortly before these financial statements were issued, the initial accounting for the business combination is incomplete. The Company has not yet completed the valuations of the consideration transferred, the identifiable assets acquired and liabilities assumed, and the noncontrolling interest. As a result, the Company cannot yet disclose the following:

●	the acquisition-date fair value of the consideration transferred;
●	the amounts recognized for each major class of assets acquired and liabilities assumed;
●	the fair value of the noncontrolling interest;
●	the amount of goodwill and the qualitative factors that make up goodwill; and
●	supplemental pro forma revenue and earnings information.

The Company incurred acquisition-related costs of approximately $7,350 during the nine months ended September 30, 2026, which are included in legal and professional fees.

The closing of the PGS acquisition constituted a Triggering Event under the deferred compensation agreements with the Company’s Chief Executive Officer and directors. Deferred amounts of approximately $555,000 became payable on or after November 1, 2026, which is dependent on future fundings.

The Company is currently in the process of acquiring and analysing the acquisition terms and related purchase price allocation. The assets acquired and liabilities assumed will be recorded at their estimated fair values on the acquisition date and are subject to adjustment during the one-year measurement period.

Series J Preferred Stock Outstanding

As a result of the issuances described above, outstanding Series J Preferred Stock increased from 110,424 shares confirm balance at September 30, 2026 to 161,442 shares at November 1, 2026. Following the closing:

●	The aggregate stated value is $16,144,200.
●	The aggregate liquidation preference is $19,373,040 (120% of stated value), excluding accrued and unpaid dividends.
●	Holders may require redemption at 110% of stated value upon specified triggering events that are outside the Company’s control. Accordingly, the Series J Preferred Stock is classified as temporary equity.

TRANSPORTATION AND LOGISTICS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

Employment Agreement

On the Closing Date, PGS entered into a three-year employment agreement with the PGS Minority Member to serve as its Chief Executive Officer. The key terms are:

●	Base salary. An initial base salary of $118,000, to be reviewed after 90 days for an increase to $170,000.
●	Bonus. Eligibility for quarterly bonuses based on EBITDA milestones and for an annual discretionary bonus of up to 50% of base salary, payable in equity awards.
●	Stock option. Subject to approval by the Company’s Board of Directors, the Company agreed to grant an option to purchase common stock with a value of $730,000. The option vests one-third on the first anniversary of the start date and in equal annual installments over the following two years, subject to continued employment. Because vesting depends on continued service after the acquisition, the option will be accounted for as post-combination compensation expense under ASC 718.
●	Severance. Upon termination without cause, resignation for good reason or non-renewal, he is entitled to twelve months of base salary continuation and accelerated vesting of equity awards.

Operating Lease

PGS leases its operating facility in Universal City, Texas from an entity owned by the PGS Minority Member. Effective November 1, 2026, the lease was amended to:

●	obtain the landlord’s consent to the change in control;
●	release a prior corporate guaranty; and
●	exercise the first of two five-year renewal options.

As amended, the lease term runs through April 19, 2031. Monthly minimum rent is $5,600, without escalation, and additional rent for real estate taxes is $1,258.20 per month, subject to annual adjustment.

Notes Payable

On October 23, 2026, the Company issued an unsecured non-convertible promissory note (the “October 2026 Note”) in the principal amount of $50,000 to Mercer (the “Lender”), an existing preferred stockholder of the Company. The October 2026 Note was funded on October 23, 2026, with the Lender advancing $50,000 in gross proceeds to the Company. The October 2026 Note bears simple interest at the rate of 10% per annum, with principal and accrued interest payable in cash on December 31, 2026. The October 2026 Note may be prepaid in whole or in part upon three (3) prior business days’ written notice, without penalty. The October 2026 Note contains events of default, including payment defaults under the October 2026 Note or other notes, breaches of covenants or agreements with the Lender or other creditors, breaches of representations and warranties, and certain bankruptcy or insolvency events. Upon an event of default, the Lender may demand repayment in full upon five (5) business days’ notice. If full payment is not made upon the expiry of a thirty (30) day period, an additional default penalty of 5.0% per month applies to the outstanding amount, including accrued but unpaid interest, and the Lender may declare the outstanding principal and accrued interest immediately due and payable. In connection with the issuance of the October 2026 Note, the Company entered into a letter agreement, dated October 22, 2026 (the “Letter Agreement”), with the Lender. The Letter Agreement provides that the proceeds shall be used solely for: (i) preparation and submission of requisite Company SEC and OTC filings; (ii) tax-related and other activities necessary or legally required to restore the Company to good standing from applicable tax and compliance perspectives; (iii) transfer agent costs; and (iv) fees for routine litigation matters in the ordinary course of business. The October 2026 Note also specifies auditor, financial printer, transfer agent and accounting costs as its purpose. The Letter Agreement further provides that the Note ranks in parity with the Existing Notes.

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

Between May 2025 and November 12, 2025, we entered into exchange agreements (the “Series J Exchange Agreements”) with certain then current and former holders (the “Exchange Holders”) of our Series E Convertible Preferred Stock (the “Series E Preferred”), Series G Convertible Preferred Stock (the “Series G Preferred”) and warrants to purchase shares of our Common Stock (the “Exchanged Warrants”). Pursuant to the Series J Exchange Agreements, (i) the Exchange Holders exchanged an aggregate of 21,418 shares of Series E Preferred and accrued dividends of $192,776, and exchanged an aggregate of 406,500 shares of Series G Preferred and accrued dividends of $925,047, and (ii) we cancelled warrants to purchase up to an aggregate of 172,872 shares of Common Stock all in exchange for the issuance of an aggregate of 54,975 shares of the Company’s Series J Senior Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred”).

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

Recent events

On November 1, 2026 (the “Closing Date”), the Company completed the transactions contemplated by the Purchase Agreement. The Purchase Agreement was dated April 1, 2026 and was amended on June 1, 2026, July 7, 2026, August 19, 2026, September 22, 2026 and November 1, 2026 (the “Fifth Amendment”). It was also extended by a Notice of Extension of Closing Date dated July 31, 2026.

Under the Purchase Agreement, TLSSA merged with and into PGS in a reverse triangular merger, with PGS surviving. At closing, the following were exchanged and assigned to TLSSA:

●	the Seller’s 80% membership interest in PGS; and
●	four U.S. patents owned by the Seller relating to nanotechnology for strengthening glass and glass products (the “Patents”).

In exchange, the Company issued 47,500 shares of Series J Preferred Stock with a stated value of $100 per share, or an aggregate stated value of $4,750,000 (the “Merger Consideration”). The remaining 20% membership interest in PGS continues to be held by PGS’s founder and Chief Executive Officer (the “PGS Minority Member”). TLSSA appoints all three managers of PGS.

At closing, TLSSA granted PGS a non-exclusive license to use the Patents in its business. The Seller assigned to PGS:

●	the trademarks used in the PGS business, with the associated goodwill; and
●	its distributor agreement with CB Nanoshield, LLC, under which PGS obtains C-Bond products.

PGS, which also does business as A1 Glass Coating, is based in Universal City, Texas. It is the North American distributor of C-Bond products. PGS markets, sells and installs nanotechnology-based glass-strengthening and ballistic-resistant window film systems. It sells directly to end users and through a nationwide network of authorized dealers and distributors. Its customers are principally educational institutions, government agencies, general contractors, and commercial and residential customers in the United States.

Our primary go-forward strategy is to become a leader in the safety and security technology industry. We expect to accomplish this goal, in part, by pursuing strategic acquisitions as a means of securing technologies and adding new markets in the United States, expanding its safety and security service offerings, adding talented management and operational employees, expanding and upgrading its technology platform and developing operational best practices. Moreover, one factor in assessing acquisition opportunities is the potential for subsequent organic growth post-acquisition.

Critical Accounting Policies and Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Significant estimates included in the accompanying consolidated financial statements and footnotes include the valuation of right of use assets and related liabilities, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation and measurement of liabilities of discontinued operations, and the value of claims against the Company. Of the above significant estimates, we do not consider any to be critical given the discontinued operations presentation.

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

RESULTS OF OPERATIONS

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation. Our results of operations reflect our continuing operations and reflect losses from discontinued operations related to the discontinuation of our logistics businesses. All financial information has been recast to reflect our discontinued operations for all periods presented.

For the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-
Operating expenses	340,414	395,368	801,372	1,117,014
Loss from operations	(340,414)	(395,368)	(801,372)	(1,117,014)
Other income (expenses), net	(5,465)	517,549	(10,883)	1,874,427
(Loss) income from continuing operations	(345,879)	122,181	(812,255)	757,413
Loss from discontinued operations	(89,742)	(129,766)	(269,225)	(316,326)
Net (loss) income	(435,621)	(7,585)	(1,081,480)	441,087
Deemed contribution on exchange of equity instruments	-	-	-	800,380
Accrued dividends	(283,245)	(253,880)	(837,382)	(471,566)
Net (loss) income attributable to common shareholders	$(718,866)	$(261,465)	$(1,918,862)	$769,901

Results of Operations

Revenue

For the three and nine months ended September 30, 2026 and 2025, we generated no revenues.

Operating Expenses

For the three months ended September 30, 2026, total operating expenses amounted to $340,414 compared to $395,368 for the three months ended September 30, 2025, a decrease of $54,954, or 13.9%, as reflected in the accompanying chart and described more fully below. For the nine months ended September 30, 2026, total operating expenses amounted to $801,372 compared to $1,117,014 for the nine months ended September 30, 2025, a decrease of $315,642, or 28.3%, as reflected in the accompanying chart and described more fully below.

For the three and nine months ended September 30, 2026 and 2025, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation and related benefits	$134,999	$192,006	$424,997	$512,686
Legal and professional Fees	191,796	190,552	360,799	587,813
General and administrative expenses	13,619	12,810	15,576	16,515
Total Operating Expenses	$340,414	$395,368	$801,372	$1,117,014

Compensation and related benefits

For the three months ended September 30, 2026, compensation and related benefits amounted to $134,999 as compared to $192,006 for the three months ended September 30, 2025, a decrease of $57,007, or 29.7%. During the three months ended September 30, 2026, the overall decrease in compensation and related benefits as compared to the three months ended September 30, 2025 was primarily attributable to a decrease in stock-based compensation of $40,000, a decrease in compensation and related benefits deferred to our chief executive officer of $14,507 and a decrease in deferred compensation deferred to our directors of $2,500.

For the nine months ended September 30, 2026, compensation and related benefits amounted to $424,997 as compared to $512,686 for the nine months ended September 30, 2025, a decrease of $87,689, or 17.1%. During the nine months ended September 30, 2026, the overall decrease in compensation and related benefits as compared to the nine months ended September 30, 2025 was primarily attributable to a decrease in stock-based compensation of $40,000 and a decrease in compensation deferred to our chief executive officer of $60,189, offset by an increase in deferred compensation deferred to our directors of $12,500.

Legal and professional fees

For the three months ended September 30, 2026, legal and professional fees were $191,796 as compared to $190,552 for the three months ended September 30, 2025, an increase of $1,244, or less than 1%.

For the nine months ended September 30, 2026, legal and professional fees were $360,799 as compared to $587,813 for the nine months ended September 30, 2025, a decrease of $227,014, or 38.6%, which was primarily attributable to a decrease in legal fees of $224,021 and a decrease in accounting and auditing fees of $63,281, offset by an increase in other professional fees of $60,288.

General and administrative expenses

General and administrative expenses include bank fees and other general and administrative expenses. For the three months ended September 30, 2026, general and administrative expenses were $13,619 as compared to $12,810 for the three months ended September 30, 2025, an increase of $809, or 6.3%.

General and administrative expenses include bank fees and other general and administrative expenses. For the nine months ended September 30, 2026, general and administrative expenses were $15,576 as compared to $16,515 for the nine months ended September 30, 2025, a decrease of $939, or 5.7%.

Loss from operations

For the three months ended September 30, 2026, loss from operations amounted to $340,414 as compared to $395,368 for the three months ended September 30, 2025, a decrease of $54,954, or 13.9%, primarily due to a decrease in compensation and other benefits of $57,007, an increase in legal and professional fees of $1,244, and an increase in general and administrative expenses of $809, as discussed above.

For the nine months ended September 30, 2026, loss from operations amounted to $801,372 as compared to $1,117,014 for the nine months ended September 30, 2025, a decrease of $315,642, or 28.3%, primarily due to a decrease in compensation and other benefits of $87,689, a decrease in legal and professional fees of $227,014, and a decrease in general and administrative expenses of $939, as discussed above.

Other income (expenses), net

Total other income (expenses) include interest expense and gain on debt extinguishment. For the three and nine months ended September 30, 2026 and 2025, other expenses, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$(5,465)	$(14,548)	$(10,883)	$(32,849)
Interest expense – related parties	-	-	-	(106,563)
Gain on debt extinguishment	-	532,097	-	2,013,839
Total Other Income (Expenses), net	$(5,465)	$517,549	$(10,883)	$1,874,427

For the three months ended September 30, 2026 and 2025, aggregate interest expense was $5,465 and $14,548, respectively, a decrease of $9,083, or 62.4%. For the nine months ended September 30, 2026 and 2025, aggregate interest expense was $10,883 and $139,412, respectively, a decrease of $128,529, or 92.2.%. The decrease in interest expense was primarily attributable to an overall decrease in related party and third-party notes payable, as all 2024 and 2025 notes payable and related accrued interest were converted to Series J Preferred Stock.

For the three and nine months ended September 30, 2025, in connection with the Series J Settlement Agreements and Series J Exchange Agreements, the Company recognized a gain on debt extinguishment of $532,097 and $1,998,839, respectively. Additionally, during the nine months ended September 30, 2025, we recognized a gain on other debt extinguishment of $15,000. We did not recognize any gain on debt extinguishment during the three and nine months ended September 30, 2026.

Loss from discontinued operations

In February 2024, we ceased operations of all logistic and transportation services subsidiaries. Accordingly, the financial position and results of operations of all our Subsidiaries are reflected as discontinued operations for all periods presented.

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2026 and 2025 related to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-
Operating expenses	-	(24,024)	-	(31,515)
Interest expense	(89,742)	(105,742)	(269,225)	(284,811)
Loss from discontinued operations	$(89,742)	$(129,766)	$(269,225)	$(316,326)

The 2026 loss from discontinued operations consists entirely of interest accrued on defaulted debt of the discontinued subsidiaries.

Net loss

Due to factors discussed above, for the three months ended September 30, 2026, and 2025, net loss amounted to $435,621 and $7,585, respectively. For the three months ended September 30, 2026, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred”), amounted to $718,866, or $(0.60) per basic and diluted common share. For the three months ended September 30, 2025, net loss attributable to common stockholders, which included dividends accrued on shares of Series E Preferred, Series G Preferred, and Series J Preferred of $253,880, amounted to $261,465, or $(0.22) per basic and diluted common share.

Due to factors discussed above, for the nine months ended September 30, 2026 and 2025, net (loss) income amounted to $(1,081,480) and $441,087, respectively. For the nine months ended September 30, 2026, net loss attributable to common stockholders, which included dividends accrued on shares of the Company’s Series J Convertible Preferred Stock (the “Series J Preferred”) amounted to $(1,918,862), or $(1.61) per basic and diluted common share. For the nine months ended September 30, 2025, net income attributable to common stockholders, which included dividends accrued on shares of Series E Preferred, Series G Preferred, and Series J Preferred of $ 471,566, and the recording of a deemed contribution on exchange of equity instruments of $800,380, amounted to $769,901, or $0.65 per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2026 and December 31, 2025, we had a cash balance of $9,632 and $15,835, respectively. Our working capital deficit was $9,852,957 and $7,934,095 on September 30, 2026 and December 31, 2025, respectively.

As of November 13, 2026, the Company had $31,463 in cash, consisting of: (i) $31,103 remaining from the issuance of unsecured promissory notes, and (ii) $321 and $39 related to Severance Trucking and TLSS Ops, respectively.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $1,081,480 for the nine months ended September 30, 2026. The net cash used in operations was $231,203 and $458,574 for the nine months ended September 30, 2026 and 2025, respectively. Additionally, we had an accumulated deficit and working capital deficit of $149,083,971 and $9,852,957 on September 30, 2026, respectively. These factors, in addition to the cessation of all operations, raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report.

Management cannot provide assurance that we will remain current in our SEC filings, successfully restructure our debts and liabilities, find a new business opportunity, achieve profitable operations, become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financing to fund the Company in the future and to pay our debt obligations. Although we have historically raised capital from sales of preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company would need to further curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2026, amounted to $231,203. During the nine months ended September 30, 2026, net cash used in operating activities was primarily attributable to a net loss of $1,081,480, adjusted for changes in operating assets and liabilities as a result of an increase in prepaid expenses of $2,500, an increase in accounts payable and accrued expenses of $158,555, an increase in liabilities of discontinued operations of $269,225 related to the accrual of interest on outstanding debt of discontinued operations, and an increase in deferred compensation and related benefits of $424,997.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025, amounted to $0.

Financing activities

For the nine months ended September 30, 2026, net cash provided by financing activities totaled $225,000. During the nine months ended September 30, 2026, we received cash proceeds of $225,000 from notes payable from unrelated third parties.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ryder Truck Rental, Inc. v. Severance Trucking Co., Inc.

On April 30, 2024, Severance Trucking received a letter from Ryder Truck Rental, Inc. requesting payment in the amount of $588,507 comprised of outstanding unpaid Truck Lease and Service Agreement charges of $55,136 in open invoices, $399,177 in early termination charges and $134,194 in attorney’s fees. As of September 30, 2026 and December 31, 2025, such amounts are recorded as a liability of Severance Trucking and included in liabilities of discontinued operations.

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

Diesel Direct, LLC v. Severance Trucking a/k/a Severance Trucking Co., Inc.

On May 19, 2025, Diesel Direct. LLC filed a lawsuit against Severance Trucking in the Commonwealth of Massachusetts, Superior Court Department of the Trial Court, for Severance Trucking’s alleged failure to pay for diesel fuel deliveries between October 23, 2023 and February 14, 2024. Diesel Direct alleges four counts against Severance Trucking for breach of contract, breach of implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, and violation of M.G.L. c. 93A, and seeks judgment for monetary damages in the amount of $58,020.30, plus interest, attorneys’ fees, and cost of collection, as well as an award of punitive, exemplary, and/or multiple damages to the extent permitted by law. On June 23, 2025, Diesel Direct filed a request for entry of default which was entered on June 26, 2025. On July 15, 2025, Diesel Direct filed a motion for default judgment. As of September 30, 2026 and December 31, 2025, the amount of $57,199 is recorded as a liability of Severance Trucking and included in liabilities of discontinued operations. On October 23, 2025, a damages assessment hearing was held by the Court via video conference. To date, the Company has not received any decision.

RX Benefits v. TLSS Ops

On October 1, 2025, a former vendor of TLSS Ops filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County, captioned RX Benefits v. TLSS Operations Holding Company, Inc. The case was assigned Case No. BER L-006620-25. In this action, RX Benefits demands payment of contractual amounts due plus legal fees and interest aggregating $149,627. As of September 30, 2026 and December 31, 2025, the amounts due of $149,618 and $149,618, respectively, have been accrued and are included liabilities of discontinued operations on the accompany consolidated balance sheets.

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

Each outstanding share of Series J Preferred is currently convertible into 20 shares of common stock at a conversion price of $5.00 per share. Furthermore, the Series J Preferred accrues dividends on a daily basis at a rate of 10% per annum, which may be paid in cash or shares of common stock, thereby increasing the number of shares of common stock issuable upon conversion. The conversion of some or all of the Series J Preferred Stock will result in the issuance of a substantial number of shares of common stock and, as a result, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution. As of September 30, 2026, an aggregate of 2,208,480 shares of common stock were issuable upon conversion of the 110,424 outstanding shares of Series J Preferred, compared with 1,188,366 shares of common stock outstanding, not including shares issuable in respect of accrued dividends. The 47,500 shares of Series J Preferred issued in the PGS acquisition are convertible into an additional 950,000 shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Notes payable of the Company’s discontinued subsidiaries with an aggregate principal amount of $2,467,432 and accrued interest of $1,018,848 are in default as of September 30, 2026 (see Note 8).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of Loran Connection Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, on January 25, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 30, 2015).

3.2	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated December 18, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013).

3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated February 14, 2017 (incorporated by reference to Exhibit 3.5 to our Form S-1, as filed with the Securities and Exchange Commission on July 26, 2017)

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation of PetroTerra Corp. (now known as Transportation and Logistics Systems, Inc.), as filed with the Nevada Secretary of State, dated July 16, 2018 (incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the Securities and Exchange Commission on July 23, 2018).

3.5	Certificate of Change to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State, dated April 15, 2021 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 as filed with the Securities and Exchange Commission on November 15, 2021).

3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Transportation and Logistics Systems, Inc., as filed with the Nevada Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2024).

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on November 25, 2024, to the Certificate of Change of the Company dated December 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2024).

3.8	Amended and Restated Bylaws of Transportation and Logistics Systems, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

3.9	Certificate of Change of Transportation and Logistics Systems, Inc. filed with the Secretary of State of the State of Nevada on September 18, 2026 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2026.)

3.10	Certificate of Merger of TLSS Reverse PGS, LLC into Patriot Glass Solutions, LLC, as filed with the Secretary of State of the State of Texas on October 30, 2026, effective November 1, 2026 (incorporated by reference to Exhibit 3.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2026)

4.1	Certificate of Designation, Preferences, Rights and Other Rights of Series B preferred Stock of the Company, dated October 7, 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020).

4.2	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock of the Company, filed on December 28, 2020 (incorporated by reference to Exhibit 10.28 to our Form S-1/A dated February 10, 2021.

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series G Preferred Stock of the Company, filed on December 28, 2021 (incorporated by reference to Exhibit 3.14 to our registration statement on Form S-1 dated January 28, 2022).

4.4	Form of Common Stock Purchase Warrant dated December 31, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2022).

4.5	Form of Common Stock Purchase Warrant issued in Warrant Offering (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-1 dated January 28, 2022).

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series H Preferred Stock (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2022).

4.7	Description of Securities (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026).

4.8	Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

4.9	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series J Senior Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2025).

10.1+	Termination Notice, dated as of August 26, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.2	Letter Agreement, dated as of August 27, 2025, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.3	Promissory Note, dated as of August 27, 2025 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.4	Form of Stock Award Agreement, dated as of August 28, 2025, between Transportation Logistics Systems, Inc. and certain former employees, consultants and Sebastian Giordano (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.5	Form of Settlement Agreement (Outstanding Liabilities) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2025).

10.6	Form of Settlement Agreement (Outstanding Liabilities and Warrants) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025).

10.7	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2025).

10.8	Settlement Agreement, dated as of December 15, 2025 by and between Transportation Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.9	Retention Agreement, dated as of December 15, 2025 by and between Transportation Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.10	Letter Agreement, dated as of January 9, 2026, between Transportation Logistics Systems, Inc., and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026).

10.11	Form of Promissory Note, dated as of January 9, 2026 between Transportation Logistics Systems, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2026).

10.12	Membership Interest and Asset Exchange Agreement, dated as of April 1, 2026, by and among the Company, TLSS Acquisition, Inc., a Delaware corporation; TLSS Reverse PGS, LLC, a Texas limited liability company; Badcer Ops, Inc., a Nevada corporation; Jeff Badders; Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company; Patriot Glass Solutions, LLC, a Texas limited liability company; and Michael Wanke (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2026).

10.13	Form of Promissory Note, dated as of April 24, 2026, between the Company, as borrower, and C/M Capital Master Fund, LP., as lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.14	Letter Agreement, dated as of April 24, 2026, between the Company and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.15+	Deferred Compensation Agreement with Sebastian Giordano dated April 23, 2026 (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2026).

10.16+	Form of Deferred Compensation Agreement with Directors dated April 23,2026 (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2026).

10.17+	Amendment No. 1 to the Retention Agreement dated April 23, 2026, by and between Transportation and Logistics Systems, Inc. and Sebastian Giordano (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2026).

10.18	Amended and Restated Promissory Note, dated as of July 16, 2026, between the Company, as borrower, and C/M Capital Master Fund, LP., as lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026).

10.19	Amended and Restated Letter Agreement, dated as of July 17, 2026, between the Company and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026).

10.20	Second Amendment to Member Interest and Asset Exchange Agreement, dated as of July 7, 2026, by and among the Company, TLSS Acquisition, Inc., a Delaware corporation; TLSS Reverse PGS, LLC, a Texas limited liability company; Badcer Ops, Inc., a Nevada corporation; Jeff Badders; Mercer Street Global Opportunity Fund, LLC, a Delaware limited liability company; Patriot Glass Solutions, LLC, a Texas limited liability company; and Michael Wanke. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2026).

10.21	Patent Assignment, dated as of November 1, 2026, by Badcer Ops, Inc. in favor of TLSS Acquisition, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2026)

10.22	Patent License Agreement, dated as of November 1, 2026, between TLSS Acquisition, Inc. and Patriot Glass Solutions, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2026)

10.23	Trademark Assignment Agreement, dated as of November 1, 2026, between Badcer Ops, Inc. and Patriot Glass Solutions, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2026).

10.24	Assignment of Distributor Agreement, dated as of November 1, 2026, between Badcer Ops, Inc. and Patriot Glass Solutions, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2026).

10.25+	Employment Agreement, dated as of November 1, 2026, between Patriot Glass Solutions, LLC and Michael Wanke (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2026).

10.26	First Amendment to Commercial Lease Agreement, dated as of November 1, 2026, between MDW Management, LLC and Patriot Glass Solutions, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2026).

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRANSPORTATION AND LOGISTICS SYSTEMS, INC.

Dated: November 13, 2026	By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

